Form 10QSB
period 1999-03-31
SARATOGO HOLDINGS I INC
filed 1999-07-01
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1999

    [ ] TRANSACTION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSACTION PERIOD FROM __________ TO __________.

                        Commission file number 333-68213

                            SARATOGA HOLDINGS I, INC.
        (Exact name of small business issuer as specific in its charter)

                TEXAS                                  78-2896910
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

              301 CONGRESS AVENUE, SUITE 1550, AUSTIN, TEXAS 78701
                    (Address of principal executive offices)

                                 (512) 478-5717
                           (Issuer's telephone number)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of the issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of May 17, 1999: 3,766,667 shares

      Transactional Small Business Disclosure Format (check one); Yes [X] No [ ]

PART I

ITEM 1. FINANCIAL STATEMENTS

                            Saratoga Holdings I, Inc.
                         Unaudited Financial Statements

                        Three Months Ended March 31, 1999

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS

Unaudited Financial Statements

Balance Sheets.........................................................3

Statement of Operations................................................4

Statement of Cash Flows................................................5

Notes to Financial Statements..........................................6

                            Saratoga Holdings I, Inc.

                                 Balance Sheets


                                                       MARCH 31,    DECEMBER 31,
                                                         1999          1998
                                                      --------------------------
                                                      (UNAUDITED)
ASSETS
Current assets - cash ............................     $ 2,000        $ 1,000

Investment in past due accounts receivable .......       9,000         10,000
                                                       ----------------------
Total assets .....................................     $11,000        $11,000
                                                       ======================
LIABILITIES AND STOCKHOLDER'S EQUITY
Preferred stock, par value $.001; 100,000
  shares authorized; none outstanding ............     $  --          $  --
Common stock, par value $.001; 100,000,000
  shares authorized; 3,766,667 shares issued
  and outstanding ................................       4,000          4,000

Additional paid-in capital .......................       7,000          7,000
Retained earnings ................................        --             --
                                                       ----------------------
Total liabilities and stockholder's equity .......     $11,000        $11,000
                                                       ----------------------
                                                       ======================



SEE ACCOMPANYING NOTES.

                            Saratoga Holdings I, Inc.

                             Statement of Operations
                                   (Unaudited)

                        Three Months Ended March 31, 1999

Revenues ................................................    $    --

Expenses ................................................         --

                                                             ---------
Net income ..............................................    $    --
                                                             =========

Basic and diluted earnings per share ....................    $    0.00
                                                             =========

Weighted-average number of common shares outstanding ....        3,767



SEE ACCOMPANYING NOTES

                            Saratoga Holdings I, Inc.

                             Statement of Cash Flows
                                   (Unaudited)

                        Three Months ended March 31, 1999



OPERATING ACTIVITIES .......................................    $ --
Net income
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Changes in operating assets and liabilities:
    Investment in past due accounts receivable .............     1,000
                                                                ------
Net cash provided by operating activities ..................     1,000
                                                                ------
Net increase in cash .......................................     1,000
Cash at beginning of period ................................     1,000
                                                                ------
Cash at end of period ......................................    $2,000
                                                                ======


SEE ACCOMPANYING NOTES.

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Saratoga Holdings I, Inc. (the Company), a Texas corporation, is a wholly owned subsidiary of Saratoga Resources, Inc. As of March 31, 1999, the Company has no operations other than those related to a portfolio of past due account receivables purchased on November 12, 1998. Accordingly, no prior year comparable numbers are presented for the statements of operations and cash flows. The Company is in the business of purchasing portfolios of accounts receivable at a discount and of collecting receivables or reselling them in the same or in differently configured portfolios. Effective May 17, 1999, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and, accordingly, the Company is subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. It is the intention of Saratoga Resources, Inc. to distribute the shares of the Company to the stockholders of Saratoga Resources, Inc. in the form of a dividend, but such distribution has not yet occurred.

The accompanying unaudited financial statements are those of the Company, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements (including the notes thereto) for the year ended December 31, 1998.

2. GOING CONCERN

The Company's financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information, which contemplates continuation of the Company as a going concern. However, the Company had no operating activities prior to November 12, 1998 and had limited cash, working capital and available sources of financing at March 31, 1999, raising substantial doubt about the entity's ability to continue as a going concern.

The Company currently has limited expenses other than legal, accounting and commissions which the Company intends to pay with collections of the past due account receivable. A wholly owned subsidiary of Saratoga Resources, Inc. has agreed to pay the Company's legal, accounting and reporting expenses up to $40,000 for the first 18 months of the Company's operations subject to repayment if the Company becomes profitable. This agreement is documented by a note dated November 12, 1998 which provides for interest at the rate of 10% per annum. In addition, the Company hopes that it will be able to support some of its operations through the collection of accounts receivable.

3. RELATED PARTY TRANSACTION AND SUBSEQUENT EVENTS

On May 17, 1999, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission, publicly registering the stock of Saratoga Holdings proposed to be spun off by Saratoga Resources, its parent.

Randall Johnson, the President of the Company, is also a stockholder, officer and director of both the company that sold the past due accounts receivable to Saratoga Holdings and of the company that Saratoga Holdings has hired to collect the receivables (the Premium Group). The Premium Group's primary role will be to provide management expertise and strategic direction to the company including for the acquisition of companies and consolidation of collection companies. On June 14, 1999, the Company agreed to the following compensation, upon the closing of one or more acquisitions of collection companies by the Company resulting in pro forma after tax earnings of $4 million, issuance to the Premium Group collectively 376,668 shares of common stock of the Company as well as warrants to purchase an additional 376,668 shares. Half of these warrants, at an exercise price of 110% of the average Company stock price 90 days after the first acquisition, will vest one year after the first acquisition and expire two years later. The remaining half of the warrants, at an exercise price of 200% of the average Company stock price 90 days after the first acquisition, will vest two years after the first acquisition and expire two years later. In exchange for these shares and warrants, the Company received an option to acquire all of the equity ownership of the Premium Group within 90 days of an acquisition, at a price based on the EBITDA of the acquired companies. If no acquisition has been made by December 31, 1999, the agreement expires.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Overview. Since the incorporation of Saratoga Holdings I, Inc. ("SHI") in November 1998, management has sought new business opportunities relating to the acquisition, resale, management, and collection of portfolios of delinquent and defaulted accounts receivables.

      SHI has entered into a strategic alliance with The Premium Group ("Premium"), a regional collection agency located in Georgetown, Texas. In accordance with this agreement, Premium will act as the exclusive agent to assist SHI in the location, purchase, and sale of receivables. Using its current customer base and extensive contacts within the industry, Premium will assist SHI in the acquisition of these portfolios. This agreement will serve to allow SHI to negotiate for larger portfolios and to take advantage of associated volume discounts.

      Additionally, SHI is currently negotiating with investment bankers to raise approximately $40 million to be dedicated to the acquisition of regional and national collection agencies, as described in the "Business Strategy" section of the Prospectus of SHI's filing on Form SB-2.

YEAR 2000 ISSUE

      The Registrant utilizes software and related technologies that may be affected by the Year 2000 problem, which is common to most businesses. The Registrant is addressing the effect of the potential Year 2000 problem on all its critical systems and with all of its critical vendors, customers and clients. At this time, critical information systems throughout the Registrant are Year 2000 compliant. No extra costs were incurred in obtaining this compliance. Management has determined that no critical business areas will be adversely affected by Year 2000 issues, but the Registrant continues to work with its vendors, customers and others to ensure a smooth transition. Based on the foregoing, management does not consider any contingency plan to be necessary, and management believes that any costs and risks related to Year 2000 compliance will not have a material adverse impact on the liquidity or financial position of the Registrant. If the Registrant hereafter engages in acquisitions or business combinations, such as the purchase of the consumer debt accounts receivable in 1999, management will address possible new Year 2000 problems related to such transactions at the time of such transactions.

FORWARD-LOOKING STATEMENTS

         Statements contained herein that relate to the Registrant's future performance, including without limitation statements with respect to the Registrant's anticipated results for any portion of 1999, shall be deemed forward looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A number of factors affecting the Registrant's business and operations could cause actual results to differ materially from those contemplated by the forward looking statements. Those factors include, but are not limited to, demand and competition for the Registrant's products and services, changes in the requirements of clients and customers, and changes in general economic conditions that may affect demand for the Registrant's products and services or otherwise affect results of operations or the value of the Registrant's assets. The forward-looking statements that are included in this report were prepared by management and have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)Exhibits

      10.8 - Letter of Intent dated June 14, 1999 between the Company, The Premium Group and Randall B. Johnson.

    b)Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the period covered by this report.

SIGNATURE


      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SARATOGA RESOURCES, INC., A DELAWARE
                                    CORPORATION


Date: June 30, 1999
                                    _____________________________________
                                    Thomas F. Cooke, Chief Executive
                                    Officer and Principal Financial Officer