Form 10QSB
period 1999-09-30
SARATOGA HOLDINGS I INC
filed 1999-11-15
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING
         SEPTEMBER 30, 1999

[ ] TRANSACTION REPORT PURSUANT SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM __________ TO
         ______________.

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [X]      No       [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of the issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of November 10, 1999: 3,766,667 shares

         Transactional Small Business Disclosure Format (check one);
Yes      [X]      No       [ ]

                            Saratoga Holdings I, Inc.
                         Unaudited Financial Statements

                  Three and Six Months Ended September 30, 1999

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS


Unaudited Financial Statements
Balance Sheets....................................................................................................4



Statements of Operations..........................................................................................5



Statements of Cash Flows..........................................................................................6



Notes to Financial Statements.....................................................................................7





                            Saratoga Holdings I, Inc.

                                 Balance Sheets





                                                                               September 30,              December 31,
                                                                                    1999                      1998
                                                                          -----------------------     ---------------------
ASSETS
                                                                                UNAUDITED
Current assets - cash . . . . . . . . . . . . . . . . . . . . . . . .           $        125                     1,000
Investment in past due accounts receivable  . . . . . .                               11,115                    10,000
                                                                                ------------              ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     11,240              $     11,000
                                                                                ------------              ------------
 .
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities - accrued expenses . . . . . . . . . . .                    $     11,000                         -
Preferred stock, par value $.0001; 100,000 shares
authorized; none outstanding  . . . . . . . . . . . . . . . . .                            -                         -
Common stock, par value $.001; 1000,000,00
shares authorized; 3,766,667 shares issued and
outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,000                     4,000
 .
Additional paid-in Capital  . . . . . . . . . . . . . . . . . . .                      7,000                     7,000
Retained earnings (accumulated deficit)  . . . . . . . .                              10,760                         -
                                                                                ------------              ------------
Total liabilities and stockholder's equity . . . . . . . .                      $     11,240              $     11,000
                                                                                ============              ============


SEE ACCOMPANYING NOTES.


                            Saratoga Holdings I, Inc.

                            Statements of Operations
                                   (Unaudited)


                                                                             THREE MONTHS               NINE MONTHS
                                                                                ENDED                      ENDED
                                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                                 1999                       1999
                                                                       -----------------------     ---------------------

Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $         --             $           --
 .
Expenses:
    General and administrative expenses   . . . . . . . . . . . . . . .               2,760                     10,760
                                                                               ------------             --------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      2,760             $       10,760
                                                                               ============             ==============

Basic and diluted earnings per share  . . . . . . . . . . . . . . . . .        $       0.00             $         0.00
                                                                               ============             ==============
Weighted-average number of common shares
outstanding  . . . . . . . . . . . . .  . . . . . . . . . . . . . . . .           3,766,667                  3,766,667




SEE ACCOMPANYING NOTES


                            Saratoga Holdings I, inc.

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                THREE MONTHS               NINE MONTHS
                                                                                   ENDED                      ENDED
                                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                                                    1999                       1999
                                                                            ------------------          -----------------
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   (2,760)               $   (10,760)

Adjustments to reconcile net loss to net cash used in operating activities:
    Changes in operating assets and liabilities:
        Investment in past due accounts receivable . . . . . . . . . . .        $   (2,115)               $    (1,115)
        Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .             3,000                     11,000
                                                                                -----------               ------------

Net cash used in  by operating activities  . . . . . . . . . . . . . . .            (1,875)                      (875)
                                                                                -----------               ------------

Net change in cash . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,875)                      (875)

Cash at beginning of period  . . . . . . . . . . . . . . . . . . . . . .             2,000                      1,000
                                                                                -----------               ------------
Cash at end of period  . . . . . . . . . . . . . . . . . . . . . . . . .               125                        125
                                                                                -----------               ------------



SEE ACCOMPANYING NOTES

                            Saratoga Holdings I, Inc.
                     Notes to Unaudited Financial Statements
                  Three and Six Months Ended September 30, 1999

1.       ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
         POLICIES

Saratoga Holdings I, Inc. (the Company), is a Texas corporation. As of September 30, 1999, the Company has no operations other than those related to a portfolio of past due account receivables. Accordingly, no prior year comparable numbers are presented for the statements of operations and cash flows. The Company is in the business of purchasing portfolios of accounts receivable at a discount and of collecting receivables or reselling them in the same or in differently configured portfolios. Effective May 17, 1999, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and, accordingly, the company is subject to the reporting requirements of section15(d) of the securities exchange act of 1934. Its shares are now publicly registered.

The Company was previously the wholly owned subsidiary of Saratoga Resources, Inc., a Delaware Corporation (The "Parent"). In connection to the merger of the Parent with another entity, the Parent distributed 3,465,292 of its shares of the Company to the Parent's stockholders and the Parent transferred 301,375 shares of the Company to Saratoga Resources, Inc., a Texas corporation
("Saratoga-Texas")(also a former subsidiary of the Parent, spun-off simultaneously with the Company).

The accompanying unaudited financial statements are those of the Company, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements (including the notes thereto) for the year ended December 31, 1998.

2.       GOING CONCERN

The Company's financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information, which contemplates continuation of the Company as a going concern. However, the Company had no operating activities prior to

November 12, 1998 and had limited cash, working capital and available sources of financing at September 30, 1999, raising substantial doubt about the entity's ability to continue as a going concern. The Company currently has limited expenses other than legal, accounting and commissions which the Company intends to pay with collections of the past due accounts receivable. Saratoga- Texas has agreed to pay the Company's legal, accounting and reporting expenses up to $40,000 for the first 18 months of the Company's operations subject to repayment if the Company becomes profitable. This agreement is documented by a note dated November 12, 1998 which provides for interest a the rate of 10% per annum. In addition, the Company hopes that it will be able to support some of its operations through the collection of accounts receivable.

                            Saratoga Holdings I, Inc.
                     Notes to Unaudited Financial Statements
                  Three and Six Months Ended September 30, 1999

3.       RELATED PARTY TRANSACTION

On May 17, 1999, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission, publicly registering the stock of Saratoga Holdings I, Inc. which was then spun off by Saratoga Resources, its former parent.

Randall Johnson, the President of the Company, is also a stockholder, officer and director of both the company that sold the past due accounts receivable to the Company and of the company that the Company has hired to collect the receivables (the Premium Group). The Premium Group's primary role will be to provide management expertise and strategic direction to the Company for the acquisition of companies and consolidation of collection companies. On June 14, 1999, the Company agreed to the following compensation, upon the closing of one or more acquisitions of collection companies by the Company resulting in pro forma after tax earnings of $4 million: issuance to Randall Johnson and the Premium Group collectively 376,668 shares of common stock of the Company as well as warrants to purchase an additional 376,668 shares. Half of these warrants, at an exercise price of 110% of the average Company stock price 90 days after the first acquisition, will vest one year after the first acquisition and expire two years later. The remaining half of the warrants, at an exercise price of 200% of the average Company stock price 90 days after the first acquisition, will vest two years after the first acquisition and expire two years later. In exchange for these shares and warrants, the Company received an option to acquire all of the equity ownership of the Premium Group within 90 days of an acquisition, at a price based on the EBITDA of the acquired collection agencies. If no acquisitions of collection agencies has been made by December 31, 1999, the agreement expires.

                            Saratoga Holdings I, Inc.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Overview. Since the consummation of the spin off of the Company from the Parent, management has sought new business opportunities relating to the acquisition, resale, management, and collection of portfolios of delinquent and defaulted accounts receivable.

         The Company has also entered into a strategic alliance with the Premium Group ("Premium"), a regional collection agency located in Georgetown, Texas. In accordance with this agreement, Premium will act as the exclusive agent to assist the Company in the location, purchase and sale of receivables. Using its current customer base and extensive contacts within the industry, Premium will assist the Company in the acquisition of these portfolios. This agreement will serve to allow the Company to negotiate for larger portfolios and to take advantage of associated volume discounts.

         Additionally, the Company is currently negotiating with investment bankers to raise approximately $40 million to be dedicated to the acquisition of regional and national collection agencies, as described in the "Business Strategy" section of the Prospectus of the Company's registration statement on Form SB-2.

YEAR 2000 ISSUE

         The Registrant utilizes software and related technologies that may be affected by the Year 2000 issue, which is common to most businesses. The Registrant is addressing the effect of the potential Year 2000 issue on all its critical systems and with all of its critical vendors, customers and clients. At this time, critical information systems throughout the Registrant are Year 2000 compliant. No extra costs were incurred in obtaining this compliance. Management has determined that no critical business areas will be adversely affected by Year 2000 issues, but the Registrant continues to work with its vendors, customers and others to ensure a smooth transition. Based on the foregoing Management does not consider any contingency plan to be necessary, and management believes that any costs and risks related to Year 2000 compliance will not have a material adverse impact on the liquidity or financial position of the Registrant. If the Registrant hereafter engages in acquisitions or business combinations, such as the purchase of the consumer debt accounts receivable in 1999, management will address possible new Year 2000 problems related to such transactions at the time of such transactions.

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



                                           SARATOGA HOLDINGS I, INC., A TEXAS
                                           CORPORATION

                                           Dated November 15, 1999



                                           /s/ Thomas F. Cooke
                                           -------------------------------------
                                           Thomas F.  Cooke,
                                           Chief Executive Officer and Principal
                                           Financial Officer