Form 10KSB
period 1999-12-31
SARATOGA HOLDINGS I INC
filed 2000-05-25
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 333-68213

                            SARATOGA HOLDINGS I, INC.
             (Exact name of registrant as specified in its charter)

                                      Texas
                         (State or other jurisdiction of
                         incorporation or organization)

                                   78-2896910
                                (I.R.S. Employer
                             Identification Number)

              301 Congress Avenue, Suite 1550, Austin, Texas 78701
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (512) 478-5717
        Securities registered pursuant to Section 12(b) of the Act: None
               Securities registered pursuant to Section 12(g) of
                                    the Act:

                          Common Stock, $.001 Par Value
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No    X
                                       ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB
or any amendment to this Report on Form 10-KSB.   X
                                                 ---

         The issuer's revenues for its most recent fiscal year ended December 31, 1999 were ($31,000).

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of April 28, 2000 (based upon the average bid and asked price) was $122,416.67.

         Issuers involved in Bankruptcy Proceedings During the Past Five Years.
                 Not Applicable.

         The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of May 10, 2000 was 3,766,667 of which 391,733 shares were held by non-affiliates.

         Documents Incorporated by Reference.  None.

         Transitional Small Business Issuer Format.  Yes       No   X
                                                         ----      ----

                                     PART I

Item 1:           The Business

General

         Saratoga Holdings I, Inc. ("Saratoga Holdings") is in the business of acquiring, reselling portfolios of delinquent and defaulted accounts receivables (charge-offs). In addition, the Company intends to pursue expansion of its business through the acquisition of additional portfolios and the acquisition of contingency debt collection agencies. The Company currently has no charge-offs under its ownership or control.

         The management of Saratoga Holdings has reviewed industry publications which provide information regarding sources of delinquent accounts receivable and has discussed the possibility of purchasing accounts receivable with a number of sources including several banks and resellers of accounts receivable. Based upon information from these sources, Saratoga Holdings believes that there are many sources of delinquent accounts receivable and that it will yet be able to purchase additional portfolios according to its business strategy. Saratoga Holdings anticipates that it may also borrow funds in order to purchase a larger portfolio, using the portfolio as collateral, or it may enter into a joint venture with a third party investor.

         Saratoga Holdings is not licensed as a debt collection company and does not collect receivables directly. Instead, it retains contingency collection companies to collect the accounts in exchange for a commission. Saratoga Holdings has chosen not to become licensed because of the significant cost and time associated with that process. It believes that outsourcing those services, on a competitive basis, is the most fiscally sound approach until it is in a position to purchase a higher volume of accounts receivable. However, Saratoga Holdings plans to perform the collection function directly within the next 6 months through the purchase of already existing collection agencies.

         The management of Saratoga Holdings has been investigating other relationships with collection agencies and, based on discussions with them, and the fact that there are approximately 6,500 collection agencies in the United States, believes that it will have the option of retaining other agencies to collect its receivables upon agreeable terms. See Item 1: The Business - Customers and Suppliers.

The Industry

         The debt collection industry exists because lenders, including banks and other credit agencies, create portfolios of past due accounts receivable from loans which have not been repaid. These past due receivables may be placed with a collection company, or they may be sold at a discount from their face value. The face value of the receivables is the total principal balance of the portfolio of receivables on the date that it was charged off or sold by the originator. The face value does not include interest which has accrued since the receivables were charged off. The price of a portfolio of receivables is determined by the age of the portfolio and by how many times it has been placed for collection. The age of receivables may range from 180 days since the date of the last payment by the debtor to seven years since the date of last payment by the debtor. Generally, the price of 180 day old receivables that have not been placed for collection is approximately 10 cents on the principal dollar. The price for five to seven year old receivables that have been placed for collection three or more times may be as little as one-half cent on the principal dollar.

         Generally, collection companies spend approximately four to six months attempting to collect a portfolio of receivables. The portfolio collection process includes the following steps:

o The collection company will analyze and score the portfolio to determine the collectibility of each account, based upon factors such as demographics and credit ratings.

o The collection company will send each account a letter stating that all payments and correspondence should be directed to the collection agency. By federal law, the letter must contain specific information regarding the type of debt and the balance due, and a statement that the letter is an attempt to collect the debt.

o The collection company follows up the letter with phone calls in which the collection company attempts to negotiate a settlement of the debt for a percentage of the amount owed.

o The collection company may refer some of the accounts to collection attorneys who may file a lawsuit. Once a judgment is rendered in a case, the debtor's assets are identified and attached, or, in some states, wages may be garnished.

o After the collection company has completed the collection cycle, and assuming collection efforts as to a particular account have not been successful, the collection company may sell those uncollected accounts for approximately

o one-third to one-half of the account's original purchase price.

Business Strategy

         Saratoga Holdings' current strategy is to grow its business by reinvesting a substantial portion of its net collections into the purchase of additional accounts receivable. In addition, Saratoga Holdings anticipates that it may expand its operations in several ways, including the following:

o The Company may participate with other entities in buying large portfolios of past-due receivables and enter into arrangements with other companies for the collection and servicing of accounts.

o The Company may form separate entities, such as limited partnerships, through which to raise funds for the purchase of portfolios, and to engage in the collection of portfolios directly or by contracting this function to third parties.

o The Company may acquire portfolios of delinquent receivables and subdivide receivables into two or more separate portfolios to be sold or retained for collection.

o The Company may pursue merger and acquisition opportunities in the receivables collection or other related industries, or enter into strategic alliances with third parties to further expand Saratoga Holdings' revenue base.

         Saratoga Holdings has a large number of authorized but unissued shares and could use those shares as a vehicle to achieve a reverse acquisition without being required to obtain shareholder approval of the transaction; however, at this time, Saratoga Holdings does not have any agreements or understandings with respect to any specific merger, acquisition or other business combination. At this time, Saratoga Holdings has no intention of acquiring a business in an unrelated industry.

         Mr. Thomas Cooke would be central in any efforts Saratoga Holdings makes to expand its business and in some cases might be in a position to negotiate a finders' fee or other compensation for those services. Mr. Cooke has represented to Saratoga Holdings that he will not negotiate any finders' fees, consulting fees or other special compensation in connection with any efforts he makes to achieve a business combination. Saratoga Holdings does not intend to rely on outside business consultants other than collection companies.

Research and Development Activities

         Saratoga Holdings has not spent any material amount on research or development activities since its inception on October 29, 1998.

Compliance with Environmental Laws

         Saratoga Holdings does not believe that it will incur any material cost relating to efforts to comply with environmental laws.

Competition for Accounts Receivable

         Saratoga Holdings competes with debt collection companies and with wholesalers of accounts receivable for the purchase of accounts receivable. Competition for the purchase of accounts receivable is significant. Various industry sources list as many as 300 purchasers of bad debt in the United States. There are numerous companies specializing in the purchase of accounts receivable that have substantially greater resources and broader geographic coverage than Saratoga Holdings. Notwithstanding this fact, there are numerous portfolios available for sale, many of which are identified in industry bulletins and periodicals. Therefore, notwithstanding the competition for portfolios, Saratoga Holdings believes that, once it has the available resources to purchase a new portfolio, it could complete the transaction within approximately seven to ten days.

         If Saratoga Holdings decided to expand its business into the accounts receivable management business, it would encounter significant competition. The accounts receivable management industry includes more than 6,500 service providers, including large national corporations in addition to many regional and local firms. Most if not all of these companies have substantially greater resources, offer more diversified services and operate in broader geographic areas than Saratoga Holdings. More importantly, these companies have greater resources with which to purchase accounts receivable. In addition, in many instances, the accounts receivable collection services are performed in-house.

Customers and Suppliers

         Saratoga Holdings does not provide goods or services. Saratoga Holdings purchased its first portfolio from The Premium Group through a related transaction. See Item 3: Legal Matters. An agreement with Premium Recoveries for the collection of accounts receivable terminated on December 31, 1999. Based upon the fact that there are over 6,500 collection agencies in the United States and based upon its conversations with at least two other collection agencies, Saratoga Holdings believes that it will be able to retain a new collection agency within approximately a seven day period on the same or similar terms as its previous agreement with Premium Recoveries as these services are needed. Saratoga Holdings has identified several collection companies which would be candidates and has spoken with at least two of them. Saratoga Holdings does not anticipate collecting accounts receivable directly unless it acquires a licensed debt collection company through a business combination.

Government Regulation

         The accounts receivable industry is regulated under various federal and state statutes. Saratoga Holdings is not licensed as a debt collection company. Instead of applying for any licenses, Saratoga Holdings retains licensed debt collection companies to collect its receivables in exchange for a commission on as an needed basis. Saratoga Holdings is relying upon the debt collection company to comply with numerous federal and state laws and regulations. These include the Federal Fair Debt Collection Practices Act which establishes specific guidelines and procedures which debt collectors must follow in communicating with consumer debtors, including the time, place and manner of communications. It also includes the Fair Credit Reporting Act which regulates the consumer credit reporting industry and which may impose liability on Saratoga Holdings to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate.

         The debt collection business is also subject to state regulation. Saratoga Holdings is not licensed as a debt collection company and does not anticipate applying for any license. However, the Company only contracts with licensed debt collections companies that indemnify the Company against violation. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of debt collection companies in the future or significantly increase the cost of regulatory compliance.

Employees

         Saratoga Holdings currently has two employees, neither of which is full time. Saratoga Holdings estimates that both of its employees will devote approximately one-third or more of their time to the affairs of Saratoga Holdings.

Item 2:  Properties

         Saratoga Holdings has no property or office of its own. It is utilizing, without charge, the address and telephone number of a related corporation, Saratoga Resources, Inc., a Texas Corporation ("Saratoga-Texas"), as its office. Currently Saratoga Holdings has no plans for office facilities in the future.

Item 3:  Legal Matters

         The Company has filed suit in the District Court of Travis County, Texas against Randall B. Johnson (a former officer and director of the Company) and The Premium Group alleging breach of fiduciary duty and fraud arising out of the related party transaction described in Note 6 on Page F-9. Management intends to pursue this case vigorously.

Item 4:  Submission of Matters to a Vote of Security Holders

         During the applicable period there have been no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

  Fiscal Year 1999                               High                    Low
  ----------------                               ----                    ---
  Quarter ended March 31                         -0-                     -0-
  Quarter ended June 30                          -0-                     -0-
  Quarter ended September 30                     -0-                     -0-
  Quarter ended December 31                     $0.125                  $0.125

Item 6:  Management's Discussion and Analysis or Plan of Operation

         As of December 31, 1999, Saratoga Holdings has no operations or assets other than a portfolio of accounts receivable with an aggregate unpaid balance of $3,935.98 for which it paid approximately $10,300 in cash. The majority of the accounts receivable represent consumer debt, mostly relating to past due credit card obligations.

         Effective November 12, 1998, Saratoga Holdings entered into a service agreement under which it has engaged a debt collection company to collect its receivables. The service agreement authorizes the collection company to settle any of the receivables transferred for collection for 50% or more of the outstanding balance. In exchange for the services provided under the service agreement, the collection company is entitled to retain a commission equal to 30% of the amount collected.

         On June 25, 1999, the Company entered into a Service Agreement with Lone Star Capital ("Lone Star") under which the Company is to act (on behalf of Lone Star with respect to receivables) as the sole purchase and sales agent, responsible for locating, purchasing, marketing for sale, and closing each transaction, through its current business relationships. The distribution of proceeds from each sale of receivables to be as follows: (1) an amount to Lone Star equal to the cost basis of the port folio sold; (2) after this amount, the excess divided as follows: (a) Lone Star to receive a further priority distribution to the extent of funds available in an amount (hereafter called "Initial Payment") equal to 4% of the purchasing price of the receivable for each 30 days that funds from Lone Star are in use, prorated daily' in the event that funds on a particular transaction are in use less than 30 days, Lone Star is to receive as an initial payment a full 4% of the purchase price of such receivables. After the distribution of the Initial Payment to Lone Star, if there are excess funds remaining from the transaction, the balance shall be divided 40% to Lone Star and 60% to the Company.

         On June 25, 1999, the Company entered into an exclusive agreement with The Premium Group ("Premium") under which Premium is to act as the Company's exclusive agent in location, purchasing and selling of receivables on behalf of Lone Star. The Company is to pay the Premium Group a fee under this agreement equal to 50% of the profits due to the Company on each sale under the terms of the Company's agreement with Lone Star.

         Saratoga Holdings may purchase additional receivables from other sellers which include the following:

o        the 50 largest banks in the United States;

o        other credit agencies and lenders; and

o large wholesalers of accounts receivable that purchase receivables from lenders.

         Saratoga Holdings uses several criteria to select accounts for purchase in an effort to determine the overall collectibility of the accounts. These criteria include age, collection experience, and the demographics of the package. Saratoga Holdings looks for portfolios that are predominately comprised of accounts with the following characteristics:

o        they are less than three years in default;

o        they previously have not been placed with a collection agency; and

o they represent debts originating in states whose populations generally have higher personal incomes and less restrictive debt collection laws.

Information about portfolios for sale is available from various sources, including a daily publication titled the Debt Sales Bulletin which is published by Faulkner & Gray. Based upon its review of this report and other research, Saratoga Holdings believes that it would take seven to ten days to locate a suitable portfolio and to close on the purchase of that new portfolio.

Liquidity

         Because Saratoga Holdings has limited cash, its independent accountants believe there is substantial doubt about its ability to continue as a going concern. A wholly owned subsidiary of the parent has provided a revolving line of credit to Saratoga Holdings up to a maximum of $40,000 at an interest rate of 10% per year to cover these legal, accounting and reporting expenses for the first 18 months of operations. The terms of the line of credit are set forth in a note dated effective November 12, 1998. If Saratoga Holdings does not become profitable, the lender intends to treat the debt as a capital contribution.

         As of the date of this filing, Saratoga Holdings has borrowed $38,406.53 on the revolving line of credit. [Saratoga Holdings anticipates that it will borrow on the line of credit in the near future and intends to repay the line of credit pursuant to the terms of the note which becomes due and payable on April 11, 2001. Saratoga Holdings does not intend to repay any amounts outstanding under the line of credit prior to April 11, 2000 or to make the repayment of this indebtedness a criteria for consideration of an acquisition.

         Saratoga Holdings hopes that eventually it will be able to support some of its operations though the collection of accounts receivable. Saratoga Holdings may attempt to borrow money to use toward the purchase of additional receivables or to enter into a joint venture. Saratoga Holdings would offer the accounts receivable purchased with the proceeds of the loan as collateral for the loan.

Item 7: Financial Statements

                [The Rest of this Page Intentionally Left Blank.]

                            SARATOGA HOLDINGS I, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



                                               INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent
Auditors..................................................................................................     F-2

Audited Financial

Statements.................................................................................................

Balance Sheet
 ...........................................................................................................    F-3

Statement of Operations
 ...........................................................................................................    F-4

Statement of Changes in Stockholder's
Equity.....................................................................................................    F-5

Statement of Cash
Flows......................................................................................................    F-6

Notes to Financial
Statements.................................................................................................  F-7--F-9


                        Report of Independent Accountants

Stockholders
Saratoga Holdings I, Inc.

We have audited the accompanying balance sheets of Saratoga Holdings I, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Holdings, Inc. as of December 31, 1999 and 1998, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited cash, working capital and available sources of financing, raising substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FASKE LAY & CO., L.L.P.
Austin, Texas
May 23, 2000


SARATOGA HOLDINGS I, INC.
BALANCE SHEET
DECEMBER 31,

(in thousands, except per share amounts)

                                                                                  1999                    1998
                                                                                --------                --------
Assets
Current assets:
Cash                                                                            $      -                $      1
Investment in past due accounts receivable                                             4                      10
Organization costs, net of accumulated amortization                                   15                       -
                                                                                --------                --------

         Total assets                                                           $     19                $     11
                                                                                =========               ========

Liabilities and Stockholders' Equity

Liabilities
         Accrued expenses                                                       $      2                $      -
         Note payable
                                                                                      39                       -
                                                                                --------                --------

Total liabilities                                                                     41                       -
                                                                                --------                --------

Preferred stock, par value $.001; 100,000 shares
    authorized; none outstanding                                                       -                       -

Common stock, par value $.001; 100,000,000 shares
   authorized 3,766,667 shares issued and outstanding                                  4                       4
Additional paid-in capital                                                             7                       7
Retained earnings                                                                    (33)                      -
                                                                                --------                --------

         Stockholders' Equity                                                        (22)                     11
                                                                                --------                --------

         Total liabilities and stockholder's equity                             $     19                $     11
                                                                                ========                ========


                             See accompanying notes


SARATOGA HOLDINGS I, INC.
STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

                                                                                      Year Ended December 31,
                                                                                    1999                 1998
                                                                                ----------             ----------
Net sales                                                                       $        -             $        -
Cost of sales                                                                            -                      -
                                                                                ----------             ----------

Gross profit                                                                             -                      -

Costs and expenses
General and administrative                                                               1                      -
Selling and marketing                                                                    1                      -
Development                                                                             25                      -
Depreciation and amortization                                                            4                      -
                                                                                ----------             ----------

Total costs and expenses                                                                31                      -
                                                                                ----------             ----------

Income (loss) from operations                                                          (31)                     -
                                                                                ----------             ----------

Other income (expenses)
Interest income                                                                          -                      -
Interest expense                                                                        (2)                     -
                                                                                ----------             ----------

Other income (expense), net                                                             (2)                     -
                                                                                ----------             ----------

Net income (loss)                                                               $      (33)            $        -
                                                                                ==========             ==========

Net income (loss) per share                                                     $    (0.01)            $        -
                                                                                ==========             ==========

Weighted average shares outstanding                                              3,766,667              3,766,667
                                                                                ==========             ==========


                             See accompanying notes


SARATOGA HOLDINGS I, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)
                                                                           Additional                            Total
                                                  Number of    Common        Paid-In        Accumulated      Stockholders'
                                                   Shares      Stock         Capital          Deficit           Equity
                                                                                                               (Deficit)
                                               ------------  -----------   ------------   ----------------  ----------------
Balance at October 29, 1998 (inception)            3,767       $    4         $    7           $     -        $      11

Net loss                                               -            -              -                 -                -
                                               ------------  -----------   ------------   ----------------  ----------------
Balance at December 31, 1998                       3,767            4              7                  -              11

Net loss                                               -            -              -                (33)            (33)

Balance at December 31, 1999                       3,767       $    4         $    7           $    (33)      $     (22)
                                               ============  ===========   ============   ================  ================


                             See accompanying notes


SARATOGA HOLDINGS I, INC.

STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------


Period from October 29, 1998 ("inception") to December 31, 1998
(in thousands)

                                                                             For the Years Ended December 31,
                                                                               1999                    1998
                                                                         ------------------     -------------------

Cash flows from operating activities:
Net loss                                                                  $            (33)           $        -
Adjustments to reconcile net loss to net cash
used for operating activities:
Investment in past due accounts receivable                                                                   (10)
Amortization                                                                             4
Changes in assets and libilities
Past due accounts receivable collections                                                 6
Accrued liabilities                                                                      2
Organization costs                                                                     (19)
                                                                         ------------------     -------------------

Net cash used for operating activities                                                 (40)                  (10)
                                                                         ------------------     -------------------

Cash flows from financing activities:
Issuance of common stock                                                                 -                    11
Proceeds from note payable                                                              39                     -
                                                                         ------------------     -------------------

Net cash provided by financing activities                                               39                    11
                                                                         ------------------     -------------------

Increase (decrease) in cash and cash equivalents                                        (1)                    1

Cash and cash equivalents at beginning of year                                           1                     -
                                                                         ------------------     -------------------

Cash and cash equivalents at end of year                                  $              -            $        1

Supplemental cash flow disclosures:

Cash paid for interest                                                    $              2            $        -
Cash paid for income taxes                                                $              -            $        -
                                                                         ------------------     -------------------


                             See accompanying notes

                            SARATOGA HOLDINGS I, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1.       Organization and Nature of Operations

Saratoga  Holdings  I,  Inc.  (Saratoga  Holdings),  a Texas  corporation,  is a spin-off of Saratoga Resources, Inc., a Delaware Corporation ("Saratoga Delaware"). As of December 31, 1999, Saratoga Holdings has no operations other than those related to a portfolio of past due account receivables, purchased on November 12, 1998. Saratoga Holdings is in the business of purchasing portfolios of accounts receivable at a discount and of collecting receivables or reselling them in the same or in differently configured portfolios.

The Company was incorporated on October 29, 1998, and on November 12, 1998, Saratoga-Delaware, Inc., the former parent company of Saratoga Holdings, purchased 3,766,667 shares of Saratoga Holdings' common stock for $11,300. Saratoga-Delaware registered 3,465,292 of those shares with the Securities and Exchange Commission and distributed them to the stockholders of Saratoga-Delaware. in the form of a dividend, except for 7,366 of those shares for which the parent company paid cash dividends of $0.003 per share, or $22.10, due to registration restrictions of the states in which those shares are held. Saratoga-Texas currently owns 308,741 shares of Saratoga Holdings.

2.       Summary of Significant Accounting Policies

Going Concern

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company had no operating activities prior to November 12, 1998 and has limited cash, working capital and available sources of financing at December 31, 1999, raising substantial doubt about the entity's ability to continue as a going concern.

          The Company currently has limited expenses other than legal, accounting and commission which the Company intends to pay with collections of the past due accounts receivable, as more fully described in these notes. A related-corporation, SaratogaResources, Inc., a Texas corporation ("Saratoga-Texas") has agreed to pay Saratoga Holdings' legal, accounting and reporting expenses up to $40,000 for the first 18 months of Saratoga Holdings' operations subject to repayment if Saratoga Holdings becomes profitable. This agreement is documented by a note dated November 12, 1998 which provides for interest at the rate of 10% per annum. In addition, Saratoga Holdings hopes that it will be able to support some of its operations through the collection of accounts receivable.

Use of Estimates

The preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Comprehensive Income

During 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"), which establishes standards for reporting comprehensive income and its components in a full set of financial statements. The adoption of Statement No. 130 did not have an effect on the Company's financial statements as the Company has no elements of comprehensive income.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25).

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

As of December 31, 1999 and 1998, the Company did not have any temporary differences. Accordingly, there are no deferred tax assets or liabilities recorded.

3.       Investment in Past Due Accounts Receivable

On November 12, 1998, Saratoga Holdings acquired a portfolio of past due accounts receivable for approximately $10,300 and recorded it as cost. These receivables represent amounts previously due various major retail businesses arising from the sale of various consumer products and are considered a concentration of credit risk due to their past-due nature. The face amount of these receivables totals $223,907. The ultimate collection of these receivables will depend on a variety of factors, many of which are outside the Company's control. Any collections will reduce the asset balance until it is $-0-, with any remaining collections recorded as revenue. Through December 31, 1999 the Company has collected $6,364 of these accounts receivable.

4.       Preferred Stock

Saratoga  Holdings  may issue  preferred  stock in one or more series which will
have  such  designations,   preferences,  limitations  and  relative  rights  as
authorized by the Board of Directors.

5.       Stock Options

On November 12, 1998, Saratoga Holdings had issued an option to a then officer of the Company to acquire 25,000 shares of its common stock at $0.50 per share. The option, which was fully vested upon grant but unexercised as of December 31, 1999, expires November 11, 2001 if not previously exercised. The Company is currently in litigation with this former officer of the Company.

The Company has elected to account for its employee stock options under APB 25 and related interpretations. Under APB 25, because the exercise price of the Company's common stock options is greater than the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and income per share is required by Statement of Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value of these options was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 1999 and 1998: a risk-free interest rate of approximately 6%; a dividend yield of 0% and a weighted-average expected life of three years.

The minimum value option valuation model results in an option value similar to the option value that would result from using the Black-Scholes option valuation model with a near zero volatility.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma compensation expense for 1999 and 1998 was not material.

6.       Related Party Transactions

Randall Johnson, the former President of Saratoga Holdings, is also a shareholder, officer and director of the company that Saratoga Holdings has hired to collect the receivables. The seller acquired the receivables in June 1998 for $9,750 and sold them to Saratoga Holdings in November 1998 for $10,300 which Thomas F. Cooke, CEO of Saratoga-Texas determined to be the fair market price. Because of Mr. Johnson's conflict of interest, the purchase of the receivables by Saratoga Holdings and the agreement with the collection company to collect the receivables may benefit the seller and the collections company at the expense of Saratoga Holdings. The Company is currently in litigation with Randall Johnson. See Note 7

The Company has a revolving loan from Saratoga-Texas to cover expenses up to $40,000 during its first 18 months of operations. The loan has an interest rate of 10% and, at December 31, 1999, $32,943 was outstanding under the loan agreement.

 7.      Litigation

The Company has filed suit in the District Court of Travis County, Texas against Randall B. Johnson and The Premium Group alleging breach of fiduciary duty and fraud arising out of the related party transaction described in Note 6, above. Management intends to pursue this case vigorously.

Item 8: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         The disclosure called for by this Item has been previously reported as that term is defined in Rule 12b-2 under the Exchange Act.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of Saratoga Holdings and their respective ages and positions are as follows:


                  Name                      Age               Position
                  ----                      ---               --------
             Thomas F. Cooke                50               Chief Executive Officer, President, Secretary
                                                             and Director

             Sandra G. Smith                51               Assistant Secretary


         Thomas F. Cooke is the Sole Director, Chief Executive Officer, the President and the Secretary of Saratoga Holdings. Other than the office of President, Mr. Cooke has held these positions with Saratoga Holdings since its formation on October 29, 1998; Mr. Cooke was elected to the office of President on May 1, 2000. Mr. Cooke was one of the co-founders of the parent in 1990. He also has been a self employed independent oil and gas producer for the past 16 years. Mr. Cooke has served as a Director and Chairman of the Board of the parent since September of 1993, and as Chief Executive Officer since April 1996. Mr. Cooke also served as Chief Operating Officer of the parent from 1993 to 1996. Mr. Cooke's employment by the parent was on a full-time basis prior to the formation of Saratoga Holdings. Mr. Cooke now divides his time between the two corporations. Mr. Cooke is also a principal shareholder of the parent.

         Sandra G. Smith is the Assistant Secretary and Office Manager for Saratoga Holdings. Mrs. Smith was elected Assistant Secretary to Saratoga Holdings and Saratoga-Texas on July 30, 1999. As stated above, Mrs. Smith serves as Office Manager; Mrs. Smith has held that position since October 29, 1998. Prior to this, Mrs. Smith was employed by Saratoga-Delaware.

         Mr. Cooke may be deemed a parent or promoter of Saratoga Holdings as those terms are defined in the rules and regulations promulgated under the Securities Act of 1933.

         Each officer holds office for a term expiring at the next annual meeting of shareholders and upon the election and qualification of his successor. Officers serve at the pleasure of the board of directors of Saratoga Holdings.

Item 10:  Executive Compensation

         Saratoga Holdings has paid no remuneration to its director or officers and does not anticipate the payment of remuneration.

Item 11:  Securities Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the common stock of Saratoga Holdings as adjusted to reflect the distribution of the dividend shares by the following:

     o        each director of Saratoga Holdings,

     o        each named executive officer of Saratoga Holdings,

     o each person known or believed to own beneficially 5% or more of the common stock, and

     o        all directors and executive officers as a group.

Unless otherwise indicated, each person will have sole voting and dispositive power with respect to his or her shares. Shares of common stock that are not outstanding but that can be acquired by a person within 60 days upon exercise of an option or similar right are included in the number of shares beneficially owned and in computing the percentage for such person but are not included in the number of shares beneficially owned and in computing the percentage for any other person. Saratoga Holdings will has 3,766,667 shares outstanding.



              Name and address                        Number of Shares               Percent Beneficially Owned
             of Beneficial Owner                      ----------------               --------------------------
             -------------------
Thomas F. Cooke                                          2,679,163                              71.1%
301 Congress Avenue, Suite 1550
Austin, Texas  78701

Sandra Smith                                               238,295                               6.3%
2000 Dairy Ashford, Suite 410
Houston, Texas  77077

Kevin M. Smith                                             238,295                               6.3%
2000 Dairy Ashford, Suite 410
Houston, Texas  77077

Saratoga Resources, Inc.                                   458,741                              12.2%
301 Congress Avenue, Suite 1550
Austin, Texas  78701

All Officers and Directors                               3,401,199                              89.6%
as a Group

-----------------

         Shares of Saratoga  Holdings held by Mr. Cooke include 109,148 shares of common stock  beneficially  owned by June Cooke,  the spouse of Mr. Cooke, and 308,741 shares owned by Saratoga  Resources,  Inc., a Texas ("Saratoga
Texas")  corporation,  a company  controlled by Mr. Cooke, and 150,000 shares held by wholly owned  subsidiaries of
Saratoga-Texas.  Shares owned by  Saratoga-Texas  include  150,000  shares held by its wholly  owned  subsidiaries.
Shares of Saratoga Holdings held by Mrs. Smith include 218,295 shares of common stock  beneficially  owned by Kevin
Smith,  the spouse of Mrs.  Smith.  Shares of Saratoga  Holdings held by Mr. Smith include  20,000 shares of common stock  beneficially  owned by Sandra Smith,  the spouse of Mr. Smith. Mr. Smith is a director of the parent but not of Saratoga Holdings.


Ownership of Saratoga-Texas Common Stock

         The following table sets forth information regarding the beneficial ownership of the 3,465,292 issued and outstanding shares of common stock of the Company by the following:

     o        each director of Saratoga Holdings,

     o        each named executive officer of Saratoga Holdings,

     o each person known or believed to own beneficially 5% or more of the common stock, and

     o        all directors and executive officers as a group.




              Name and address                        Number of Shares               Percent Beneficially Owned
             of Beneficial Owner                        Of the Parent                --------------------------
             -------------------                      ----------------

Thomas F. Cooke                                           2,220,422                            64.1%
301 Congress Avenue, Suite 1550
Austin, Texas  78701

All Officers and Directors of Saratoga                    2,220,422                            64.1%
Holdings as a Group

------------------

Shares of Saratoga-Texas held by Mr. Cooke include  109,148  shares of common stock  beneficially  owned by June Cooke, the spouse of Mr. Cooke.

         The principals and controlling persons of Saratoga-Texas consist only of Mr. Cooke and Mr. Kevin Smith.

ITEM 12:  Certain Relationships and Related Transactions

         Mr. Cooke may be considered to be a promoter of Saratoga Holdings for purposes of securities laws. A promoter includes anyone who takes initiative in founding or organizing a business.

         Saratoga Holdings is a former wholly owned subsidiary of Saratoga Resources, Inc., a Delaware corporation ("Saratoga-Delaware") which was spun off. Mr. Thomas Cooke, the Chief Executive Officer, President, Secretary and Sole Director of Saratoga Holdings was (prior to the spin off and related merger of the Saratoga-Delaware) also the President and holder of a majority of the shares of the former parent Saratoga-Delaware.

purchased 3,766,667 shares of Saratoga Holdings on or about November 12, 1998 at a price of $0.003 per share and distributed 3,465,292 shares to its shareholders. Saratoga-Texas and its subsidiary, Lobo Energy, Inc. own 458,741 shares of Saratoga Holdings I, Inc.

         In addition, Saratoga Holdings entered into a services agreement also dated November 12, 1998 with Premium Recoveries under which Premium Recoveries has agreed to use its reasonable efforts to collect the receivables in exchange for a commission equal to 30% of the amount collected. Saratoga Holdings believes that the 30% commission is standard in the industry. See Item 3: Legal Matters.

                                     PART IV

Item 13:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

         Number            Description
         ------            -----------

         3.1      Articles of Incorporation of the Company(1)

         3.2      Bylaws of Company(1)

         23.1     Consent of Accountant

         27.1     Financial Data Schedule

----------------------------------------

(1) Incorporated by reference to the Company's original registration statement on Form SB-2, filed with the Securities Exchange Commission on December 1, 1998, File No. 333-68213.

(b)      Reports on Form 8-K

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SARATOGA HOLDINGS I, INC.


                            /s/ Thomas F. Cook
                            ----------------------------------------------------
                            Chief Executive Officer, President,
                            Secretary, Director (Principal Accounting
                            and Financial Officer)

                            May 25, 2000