Form 10KSB/A
period 1999-12-31
SARATOGA HOLDINGS I INC
filed 2000-05-26
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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


         The issuer's revenues for its most recent fiscal year ended December 31, 1999 were $0.

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of April 28, 2000 (based upon the average bid and asked price) was $91,367.00.


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


         As of the date of this filing, Saratoga Holdings has borrowed $38,406.53 on the revolving line of credit. [Saratoga Holdings anticipates that it will borrow on the line of credit in the near future and intends to repay the line of credit pursuant to the terms of the note which becomes due and payable on April 11, 2001. Saratoga Holdings does not intend to repay any amounts outstanding under the line of credit prior to April 11, 2001 or to make the repayment of this indebtedness a criteria for consideration of an acquisition.


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

Item 8: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure


         As of May 17, 2000, the Company has engaged Faske Lay & Co., L.L.P. as its principal accountant to audit the issuer's financial statements and to handle the Company's other accounting needs. Other disclosure called for by this Item has been previously reported as that term is defined in Rule 12b-2 under the Exchange Act.

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