Form 10QSB
period 2000-03-31
SARATOGA HOLDINGS I INC
filed 2000-06-16
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2000.

[ ] TRANSACTION REPORT PURSUANT SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM __________ TO ____________.

         Commission file number 333-68213

                            SARATOGA HOLDINGS I, INC.

        (Exact name of small business issuer as specific in its charter)

            TEXAS                                                78-2896910
(State of other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization                               Identification No.)

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

Yes      [ ]    No       [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of the Issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of June 10, 2000: 3,766,667 shares

         Transactional Small Business Disclosure Format (check one);

Yes      [ ]    No       [X]

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS:  Begin on Next Page.

                            SARATOGA HOLDINGS I, INC.
                              FINANCIAL STATEMENTS
                                   (unaudited)
                             MARCH 31, 2000 AND 1999

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Unaudited Financial Statements

Balance Sheet................................................................F-2
Statement of Operations......................................................F-3
Statement of Changes in Stockholder's Equity.................................F-4
Statement of Cash Flows......................................................F-5
Notes to Financial Statements................................................F-6


SARATOGA HOLDINGS I, INC.
BALANCE SHEET (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(in thousands, except per share amounts)

                                                                             2000                    1999
Assets
Current assets:
Cash                                                                       $    -                   $   1
Investment in past due accounts receivable                                      -                      10
Organization costs, net of accumulated amortization                            14                       -
                                                                           ------                   -----

Total assets                                                               $   14                   $  11
                                                                           ======                   =====

Liabilities and Stockholders' Equity

Liabilities
   Accounts Payable                                                        $   22
Accrued expenses                                                           $    3                   $   -
Note payable                                                                   38                       -
                                                                           ------                   -----

Total liabilities                                                              63                       -
                                                                           ------                   -----

Preferred stock, par value $.001; 100,000 shares authorized;
none outstanding                                                                -                       -
Common stock, par value $.001; 100,000,000 shares
authorized 3,766,667 shares issued and outstanding                              4                       4
Additional paid-in capital                                                      7                       7
Retained earnings                                                             (60)                      -
                                                                           ------                   -----

Stockholders' Equity                                                          (49)                     11

Total liabilities and stockholder's equity                                 $   14                   $  11
                                                                           ======                   =====


SARATOGA HOLDINGS I, INC.
STATEMENTS OF OPERATIONS (unaudited)

--------------------------------------------------------------------------------

(in thousands, except per share amounts)

                                                                                 Three months ended March 31,
                                                                                   2000                1999
                                                                                 --------            --------
Net sales                                                                    $         15       $           -
Cost of sales                                                                           -                   -
                                                                             ------------       -------------

Gross profit                                                                           15                   -

Costs and expenses
General and administrative                                                             15                   -
Selling and marketing                                                                   -                   -
Development                                                                             -                   -
Depreciation and amortization                                                           1                   -
                                                                             ------------       -------------

Total costs and expenses                                                               16                   -
                                                                             ------------       -------------

Income (loss) from operations                                                          (1)                  -
                                                                             ------------       -------------

Other income (expenses)
Interest income                                                                         -                   -
Interest expense                                                                       (1)                  -
                                                                             ------------       -------------

Other income (expense), net                                                            (1)                  -
                                                                             ------------       -------------

Net income (loss)                                                            $         (2)      $           -
                                                                             ============       =============

Net income (loss) per share                                                  $      (0.01)      $           -
                                                                             ============       =============

Weighted average shares outstanding                                             3,766,667           3,766,667
                                                                             ============       =============


SARATOGA HOLDINGS I, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)

--------------------------------------------------------------------------------

(in thousands)
                                                                           Additional                       Total
                                              Number of     Common         Paid-In        Accumulated       Stockholders'
                                              Shares        Stock          Capital        Deficit           Equity
                                                                                                            (Deficit)

                                              -----------   -----------    -------------- ---------------   ----------------
Balance at October 29, 1998 (inception)
                                               3,767        $      4       $       7      $        -        $      1

Net loss                                           -               -               -               -               -
Balance at December 31, 1998                   3,767               4               7               -              11

Net loss                                           -               -               -             (58)            (58)
                                              -----------   -----------    -------------- ---------------   ----------------

Balance at December 31, 1999                   3,767               4               7             (58)            (47)

Net loss                                           -               -               -              (2)             (2)
                                              -----------   -----------    -------------- ---------------   ----------------

Balance at March 31, 2000                      3,767        $      4       $       7      $      (60)       $    (49)
                                              ===========   ===========    ============== ===============   ================



SARATOGA HOLDINGS I, INC.
STATEMENT OF CASH FLOWS  (unaudited)

--------------------------------------------------------------------------------

                                                                           For the three months ended March 31,
                                                                              2000                     1999
                                                                      --------------------     --------------------
Cash flows from operating activities:
Net loss                                                              $              (2)        $             -
djustments to reconcile net loss to net cash
used for operating activities:
Investment in past due accounts receivable
Amortization                                                                          1
Changes in assets and liabilities
Past due accounts receivable collections                                              4
Accrued liabilities                                                                  (3)
Organization costs
                                                                                      -
                                                                      --------------------      --------------------

Net cash used for operating activities                                                -                        -
                                                                      --------------------      --------------------

Cash flows from financing activities:
Payment of note payable, net                                                         (1)                       -
                                                                      --------------------      --------------------

Net cash provided by financing activities                                            (1)

Increase (decrease) in cash and cash equivalents                                     (1)                       1

Cash and cash equivalents at beginning of quarter                                     1                        -
                                                                      --------------------      --------------------

Cash and cash equivalents at end of quarter                           $               -         $              1
                                                                      ====================      ====================

Supplemental cash flow disclosures:

Cash paid for interest                                                $               1         $              -
Cash paid for income taxes                                            $               -         $              -


                            SARATOGA HOLDINGS I, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

1. Organization and Nature of Operations

Saratoga Holdings I, Inc. ("Saratoga Holdings"), a Texas corporation, is a spin-off of Saratoga Resources, Inc., a Delaware Corporation ("Saratoga Delaware"). As of March 31, 2000, Saratoga Holdings has no operations other than those related to the purchase, sale and management of portfolios of delinquent accounts receivable. Saratoga Holdings is in the business of purchasing portfolios of accounts receivable at a discount and of collecting receivables or reselling them in the same or in differently configured portfolios. The Company was incorporated on October 29, 1998, and on November 12, 1998, Saratoga Delaware, the former parent company of Saratoga Holdings, purchased 3,766,667 shares of Saratoga Holdings' common stock for $11,300. Saratoga Delaware registered 3,465,292 of those shares with the Securities and Exchange Commission and distributed them to the stockholders of Saratoga Delaware in the form of a dividend, except for 7,366 of those shares for which the parent company paid cash dividends of $0.003 per share, or $22.10, due to registration restrictions of the states in which those shares are held. Saratoga Resources, Inc., a new Texas Corporation ("Saratoga Texas"), owns 308,741 shares of Saratoga Holdings.

2. Summary of Significant Accounting Policies

Going Concern

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company had no operating activities prior to November 12, 1998 and has limited cash, working capital and available sources of financing at March 31, 2000, raising substantial doubt about the entity's ability to continue as a going concern.

The Company currently has limited expenses other than legal, accounting and commission which the Company intends to pay with collections of the past due accounts receivable, as more fully described in these notes. A related-corporation, Saratoga Texas has agreed to pay Saratoga Holdings' legal, accounting, reporting expenses and overhead expenses up to $80,000 subject to repayment if Saratoga Holdings becomes profitable or otherwise has the ability to repay. This agreement is documented by a note dated November 12, 1998 which provides for interest at the rate of 10% per annum. In addition, Saratoga
Holdings hopes that it will be able to support some of its operations through the collection of accounts receivable.

                            SARATOGA HOLDINGS I, INC.

                             MARCH 31, 2000 AND 1999

2. Summary of Significant Accounting Policies (continued)

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

As of March 31, 2000 and 1999, the Company did not have any temporary differences. Accordingly, there are no deferred tax assets or liabilities recorded.

                            SARATOGA HOLDINGS I, INC.

                             MARCH 31, 2000 AND 1999

3. Preferred Stock

Saratoga  Holdings  may issue  preferred  stock in one or more series which will
have  such  designations,   preferences,  limitations  and  relative  rights  as
authorized  by the Board of  Directors.

4. Stock Options

On November 12, 1998, Saratoga Holdings had issued an option to a then officer of the Company to acquire 25,000 shares of its common stock at $0.50 per share. The option, which was fully vested upon grant but unexercised as of March 31, 2000, expires November 11, 2001 if not previously exercised. The Company is currently in litigation with this former officer of the Company.

The Company has elected to account for its employee stock options under APB 25 and related interpretations. Under APB 25, because the exercise price of the Company's common stock options is greater than the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and income per share is required by Statement of Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value of these options was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 2000 and 1999: a risk-free interest rate of approximately 6%; a dividend yield of 0% and a weighted-average expected life of three years.

The minimum value option valuation model results in an option value similar to the option value that would result from using the Black-Scholes option valuation model with a near zero volatility.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma compensation expense for 2000 and 1999 was not material.

                            SARATOGA HOLDINGS I, INC.

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

                             MARCH 31, 2000 AND 1999

5. Related Party Transactions

Randall Johnson, the former President of Saratoga Holdings, is also a shareholder, officer and director of both the company that sold the past due accounts receivable to Saratoga Holdings and of the company that Saratoga
Holdings has hired to collect the receivables. The seller acquired the receivables in June 1998 for $9,750 and sold them to Saratoga Holdings in November 1998 for $10,300 which Thomas F. Cooke, CEO of Saratoga Texas, determined to be the fair market price. Saratoga Holdings entered into an exclusive agent agreement with The Premium Group, a Texas Partnership on June 25, 1999. The purpose of the agreement was to assist Saratoga Holdings in the location, purchasing, and selling of receivables. The Company is currently in litigation with Randall Johnson and The Premium Group. See Note 6.

The Company has a revolving loan from a related corporation to cover expenses up to $80,000 during initial operations. The loan has an interest rate of 10% and, at March 31, 2000, $37,936 was outstanding under the loan agreement and interest of $3,018 has been accrued.

6. Litigation

The Company has filed suit in the 200th Judicial District Court of Travis County, Texas, in Cause No. GN-000642 Saratoga Holdings I, Inc. et al vs. Randall B. Johnson et al. The Company has sued Johnson, its former president and his business partnership for breach of fiduciary duty and fraud arising from Johnson's self-dealing and profit taking in transactions that offered profitable business opportunities to the Company. Management of the Company intends to pursue this case vigorously. No counterclaims have been filed against the Company and none are anticipated. Management believes that the Company has no exposure for its conduct in its relationship with Johnson or his affiliated businesses.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

General

         Saratoga Holdings I, Inc. ("Saratoga Holdings") is in the business of acquiring and reselling portfolios of delinquent and defaulted accounts receivable ("Charge Offs"). In addition, the Company intends to pursue expansion of its business through the acquisition of additional portfolios and acquisition of contingency debt collection agencies. The Company currently has no Charge Offs under its ownership or control.

         On November 12, 1998, Saratoga Holdings entered into a service agreement under which it has engaged a debt collection company to collect its receivables. The service agreement authorizes the collection company to settle any of the receivables transferred for collection for 50% or more of the outstanding balance. In exchange for the services provided under the service agreement, the collection company was entitled to retain a commission equal to 30% of the amount collected. These accounts were sold January 6, 2000 for an net amount of $14,911.64.

         On June 25, 1999, the Company entered into an exclusive agreement (the "Service Agreement") with The Premium Group ("Premium") under which Premium is to act as the Company's exclusive agent in location, purchasing and selling of receivables. The Company is to pay the Premium Group a fee under this agreement equal to 50% of the profits due to the Company on each sale. The Company currently has no Charge Offs under its ownership or control.

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

          o they have not been placed with a collection agency more than two time; and

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

Liquidity

         Because Saratoga Holdings has limited cash, its independent accountants believe there is substantial doubt about its ability to continue as a going concern. A related entity, Saratoga Resources, Inc., a Texas corporation, has provided a revolving line of credit to Saratoga Holdings up to a maximum of $80,000 at an interest rate of 10% per year to cover legal, accounting and reporting expenses for the first 18 months of operations. The terms of the line of credit are set forth in a note dated effective November 12, 1998. If Saratoga Holdings is not able to pay the lender, the lender may treat the debt as a capital contribution.

         As of the date of this filing, Saratoga Holdings has borrowed $37,935.52 on the revolving line of credit. Saratoga Holdings anticipates that it will borrow on the line of credit in the near future and intends to repay the line of credit pursuant to the terms of the note which becomes due and payable on April 11, 2001. Saratoga Holdings does not intend to repay any amounts outstanding under the line of credit prior to April 11, 2001. The Company will retire this indebtedness as soon as the funds are available.

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

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

     The Company has filed suit in the 200th Judicial District Court of Travis County, Texas, in Cause No. GN-000642 Saratoga Holdings I, Inc. et al vs. Randall B. Johnson et al. The Company has sued Johnson, its former president and his business partnership for breach of fiduciary duty and fraud arising from Johnson's self-dealing and profit taking in transactions that offered profitable business opportunities to the Company. Management of the Company intends to pursue this case vigorously. No counterclaims have been filed against the Company and none are anticipated. Management believes that the Company has no exposure for its conduct in its relationship with Johnson or his affiliated businesses. See Related Party Transactions, page F-9.

ITEM 2            CHANGES IN SECURITIES.

Not applicable.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5   OTHER INFORMATION.

The Company has hired Faske Lay & Co., L.L.P. to be its principal independent accountant.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The following Exhibit is attached hereto:

         Number   Description
         ------   -----------

          27.1    Financial Data Schedule

(b)      Reports on Form 8-K

         During the quarter for which this report is filed, the Company filed (on March 27, 2000) a report on 8-K related to Item 4 - Changes in Registrant's Certifying Accountants.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SARATOGA HOLDINGS I, INC., A TEXAS CORPORATION

                                  Dated June 16, 2000


                                  /s/ Thomas F. Cooke
                                  ----------------------------------------------
                                  Thomas F. Cooke
                                  Chief Executive Officer and Principal
                                  Financial Officer