Form 10QSB
period 2000-06-30
SARATOGA HOLDINGS I INC
filed 2000-08-21
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending June 30, 2000.

[ ] TRANSACTION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                        Commission file number 333-68213

                            SARATOGA HOLDINGS I, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specific in its charter)

            Texas                                        78-2896910
--------------------------------            ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

              301 Congress Avenue, Suite 1550, Austin, Texas 78701
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (512) 478-5717
                           --------------------------
                           (Issuer's telephone number)


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No []

     State the number of shares outstanding of the Issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of June 30, 2000: 3,791,667 shares

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            SARATOGA HOLDINGS I, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements
                  Balance Sheets as of June 30, 2000 and December 31, 1999... 3

                  Statements of Operations for the Three months
                  ended June 30, 2000 and 1999............................... 4

                  Statements of Operations for the Six months
                  ended June 30, 2000 and 1999............................... 5

                  Statements of Cash Flows for the Six months ended
                  June 30, 2000 and 1999..................................... 6

                  Notes to Financial Statements.............................. 7

                  Item 2.  Management's Discussion and Analysis or
                           Plan of Operations................................11

PART II           OTHER INFORMATION

                  Item 1.     Legal Proceedings..............................12
                  Item 6      Exhibits and Reports on Form 8-K...............12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             SARATOGA HOLDINGS, INC.
                                 BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                June 30,          December 31,
                                                                  2000               1999
                                                              -----------         ------------
ASSETS:                                                       (unaudited)

  Cash                                                        $        -           $       -
  Investment in past due accounts receivable                           -                   4
  Organization costs, net of accumulated amortization                 13                  15
                                                                ----------         ----------
         Total assets                                         $       13           $      19
                                                                ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:

  Accounts payable                                            $       22           $       2
  Accrued expenses                                                     5                   -
  Note payable                                                        53                  39
                                                                ----------         ----------
         Total liabilities                                            80                  41
                                                                ----------         ----------
Preferred stock, par value $.001, 100,000 shares authorized;
  none outstanding                                                     -                   -
Common stock, par value $.001, 100,000,000 shares
  authorized; 3,791,667 shares issued and outstanding                  4                   4
Additional paid-in capital 7                                           7
Retained earnings (deficit)                                          (78)                (33)
                                                                ----------         ----------
         Total stockholders' equity                                  (67)                 22
                                                                ----------         ----------
         Total liabilities and stockholders equity            $       13            $     19
                                                                ==========         ==========


         The accompanying notes are an integral part of these unaudited financial statements.

                            SARATOGA HOLDINGS I, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                 Three months ended June 30,
                                                   2000              1999
                                                 --------          ---------

Revenues
  Net sales                                      $     -           $     -
  Cost of sales                                        -                 -
                                                 ---------         ---------
         Gross profit                                  -                 -

Costs and expenses
  General and administrative                          22                 -
  Selling and marketing    -                           -
  Development                                          -                 -
  Depreciation and amortization                        1                 -
                                                 ---------         ---------
         Total costs and expenses                     23                 -
                                                 ---------         ---------
Income (loss) from operations                        (23)                -

Other income (expenses)
  Interest income                                      -                 -
  Interest expense                                    (1)                -
                                                 ---------         ---------
         Other income (expense), net                 (24)                -
                                                 ---------         ---------
Net income (loss)                              $     (24)          $     -
                                                 =========         =========
Net income (loss) per share                    $   (0.01)          $     -
                                                 =========         =========
Weighted average shares outstanding            3,791,667         3,766,667
                                               ===========       ===========


         The accompanying notes are an integral part of these unaudited financial statements.

                            SARATOGA HOLDINGS I, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                   Six months ended June 30,
                                                      2000           1999
                                                    ---------      ---------
Revenues
  Net sales                                         $   15          $     -
  Cost of sales                                          -                -
                                                    --------        ---------

         Gross profit                                   15                -

Costs and expenses
  General and administrative                            37                -
  Selling and marketing    -                             -
  Development                                            -                -
  Depreciation and amortization                          2                -
                                                    --------        ---------
         Total costs and expenses                       39                -
                                                    --------        ---------
Income (loss) from operations                          (24)               -

Other income (expenses)
  Interest income                                        -                -
  Interest expense                                      (2)               -
                                                    --------        ---------
         Other income (expense), net                    (2)               -
                                                    --------        ---------
Net income (loss)                                  $   (26)         $     -
                                                    ========        =========
Net income (loss) per share                        $ (0.01)         $     -
                                                    ========        =========
Weighted average shares outstanding              3,791,667        3,766,667
                                                 ===========      ===========



         The accompanying notes are an integral part of these unaudited financial statements.

                            SARATOGA HOLDINGS I, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                         For the six months ended June 30,
                                                            2000                 1999
                                                          --------              -------

Cash flows from operating activities:
Net loss                                                   $(26)            $      -
Adjustments to reconcile net loss to net cash
  used for operating activities:
         Amortization                                         2                     -
         Changes in assets and liabilities                    -                     -
         Past due accounts receivable collections, net        4                     -
         Accrued liabilities                                 (3)                    -
         Organization costs                                   -                     -
                                                          -------               -------
         Net cash used for operating activities             (23)                    -
                                                          -------               -------
Cash flows from financing activities:
         Note payable                                        16                     -
         Common stock                                         6                     -
                                                          -------               -------
         Net cash provided by financing activities           22                     -
                                                          -------               -------
Increase (decrease) in cash and cash equivalents             (1)                    1

Cash and cash equivalents at beginning of quarter             1                     -
                                                          -------               -------
Cash and cash equivalents at end of quarter             $     -                $    1
                                                          =======               =======
Supplemental cash flow disclosures:

Cash paid for interest                                  $     2                $    -
                                                          =======               =======
Cash paid for income taxes                              $     -                $    -
                                                          =======               =======


         The accompanying notes are an integral part of these unaudited financial statements.

                            SARATOGA HOLDINGS I, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1. Interim Presentation

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2000.

2. Organization and Nature of Operations

Saratoga Holdings I, Inc. ("Saratoga Holdings"), a Texas corporation, is a spin-off of Saratoga Resources, Inc., a Delaware Corporation ("Saratoga Delaware"). As of June 30, 2000, Saratoga Holdings has no operations other than those related to the purchase, sale and management of portfolios of delinquent accounts receivable. Saratoga Holdings is in the business of purchasing portfolios of accounts receivable at a discount and of collecting receivables or reselling them in the same or in differently configured portfolios.

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

3. Summary of Significant Accounting Policies

Going Concern

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company had no operating activities prior to November 12, 1998 and has limited cash, working capital and available sources of financing at June 30, 2000, raising substantial doubt about the entity's ability to continue as a going concern.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                                  JUNE 30, 2000

3. Summary of Significant Accounting Policies (continued)

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

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                                  JUNE 30, 2000

3. Summary of Significant Accounting Policies (continued)

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

As of June 30, 2000 and 1999, the Company did not have any temporary differences. Accordingly, there are no deferred tax assets or liabilities recorded.

4. Preferred Stock

Saratoga  Holdings  may issue  preferred  stock in one or more series which will
have  such  designations,   preferences,  limitations  and  relative  rights  as
authorized by the Board of Directors.

5. Stock Options

On November 12, 1998, Saratoga Holdings had issued an option to a then officer of the Company to acquire 25,000 shares of its common stock at $0.50 per share. The option, which was fully vested upon grant but unexercised as of June 30, 2000, expires November 11, 2001 if not previously exercised. As part of a settlement agreement on litigation between the company and its former officer, this option was voided. See Note 7.

On May 3, 2000, Saratoga Holdings issued warrant agreements for the purchase of 25,000 shares of its common stock at $0.25 per share each to advisory board members, James F. O'Donnell, Kenneth D. Taylor, and A. Bryan Spires. On May 17, 2000, James F. O'Donnell exercised his rights to purchase 25,000 shares and was issued common stock in exchange for his payment to the company of $6,250.00. A. Bryan Spires and Kenneth D. Taylor have not at the date of this filing exercised their right under the warrant agreement. The agreements unless exercised will expire on May 3, 2001.

The Company has elected to account for its employee stock options under APB 25 and related interpretations. Under APB 25, because the exercise price of the Company's common stock options is greater than the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                                  JUNE 30, 2000

5. Stock Options (Continued)

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

The Company has a revolving loan from a related corporation to cover expenses up to $80,000 during initial operations. The loan has an interest rate of 10% and, at June 30, 2000, $53,236 was outstanding under the loan agreement and interest of $4,217 has been accrued.

7. Subsequent Events

In August 2000, the Company settled its suit alleging fraud and breach of fiduciary duty, and dropped any and all claims against the defendants, in the 200th Judicial District Court of Travis County, Texas, in Cause No. GN-000642, Saratoga Holdings I, Inc. et al vs. Randall B. Johnson et al.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

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

Saratoga Holdings may purchase additional receivables from other sellers which include the following:


*    the 50 largest banks in the United States;


*    other credit agencies and lenders; and


* large wholesalers of accounts receivable that purchase receivables from lenders.

Saratoga Holdings uses several criteria to select accounts for purchase in an effort to determine the overall collectibility of the accounts. These criteria include age, collection experience, and the demographics of the package. Saratoga Holdings looks for portfolios that are predominately comprised of accounts with the following characteristics:


*    they are less than three years in default;


*    they have not been placed with a collection agency more than two time; and


* they represent debts originating in states whose populations generally have higher personal incomes and less restrictive debt collection laws.

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

As of the date of this filing, Saratoga Holdings has borrowed $53,236 on the revolving line of credit. Saratoga Holdings anticipates that it will borrow on the line of credit in the near future and intends to repay the line of credit pursuant to the terms of the note which becomes due and payable on April 11, 2001. Saratoga Holdings does not intend to repay any amounts outstanding under the line of credit prior to April 11, 2001. The Company will retire this indebtedness as soon as the funds are available.

Saratoga Holdings hopes that eventually it will be able to support some of its operations through the collection of accounts receivable. Saratoga Holdings may attempt to borrow money to use toward the purchase of additional receivables or to enter into a joint venture. Saratoga Holdings would offer the accounts receivable purchased with the proceeds of the loan as collateral for the loan.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In August 2000, the Company settled its suit alleging fraud and breach of fiduciary duty, and dropped any and all claims against the defendants, in the 200th Judicial District Court of Travis County, Texas, in Cause No. GN-000642, Saratoga Holdings I, Inc. et al vs. Randall B. Johnson et al.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         Number                     Description

         27.1              Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SARATOGA HOLDINGS I, INC.



Dated August 21, 2000              By: /s/ Thomas F. Cooke
                                      -------------------------------------
                                      Thomas F. Cooke
                                      Chief Executive Officer and Principal
                                      Financial Officer