Form 10KSB
period 2000-12-31
SARATOGA HOLDINGS I INC
filed 2001-04-30
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission file number 333-68213

                            SARATOGA HOLDINGS I, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                               78-2896910
-------------------------------                          -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                2304 Hancock Drive, Suite 5, Austin, Texas 78756
               --------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (512) 478-5717

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
              None                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. X

         The issuer's revenues for its most recent fiscal year ended December 31, 2000 were $31,574

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of April 12, 2001 (based upon the average bid and asked price) was $310,344

         The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of April 12, 2001 was 3,791,667.

         Documents Incorporated by Reference.  None.

         Transitional Small Business Issuer Format.  Yes    No   X
                                                        ----   -----

                                     PART I

Item 1.  The Business

General

     Saratoga Holdings I, Inc. ("Saratoga Holdings") is in the business of acquiring and reselling portfolios of delinquent and defaulted accounts receivables (charge-offs). The Company intends to pursue expansion of its business through the acquisition of additional portfolios and the acquisition of contingency debt collection agencies. The Company currently has no charge-offs under its ownership or control. While the company intends to continue the pursuit of its business plan it intends to fully explore other opportunities that may be of benefit to its shareholders.

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

         Saratoga Holdings is not licensed as a debt collection company and does not collect receivables directly. Instead, it retains contingency collection companies to collect the accounts in exchange for a commission. Saratoga Holdings has chosen not to become licensed because of the significant cost and time associated with that process. It believes that outsourcing those services, on a competitive basis, is the most fiscally sound approach until it is in a position to purchase a higher volume of accounts receivable. However, Saratoga Holdings plans to perform the collection function through the purchase of already existing collection agencies.

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

          o After the collection company has completed the collection cycle, and assuming collection efforts as to a particular account have not been successful, the collection company may sell those uncollected accounts for approximately one-third to one-half of the account's original purchase price.

Business Strategy

         Saratoga Holdings current strategy is to grow its business by reinvesting a substantial portion of its net collections into the purchase of additional accounts receivable. In addition, Saratoga Holdings anticipates that it may expand its operations in several ways, including the following:

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

         Saratoga Holdings may also, from time to time, evaluate and pursue other business opportunities which may or may not be within the accounts receivable collection industry.

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

Item 2.  Properties

         Saratoga Holdings has no property or office of its own. It is utilizing, without charge, the address and telephone number of a related corporation, Saratoga Resources, Inc., a Texas Corporation ("Saratoga-Texas"), as its office. Currently Saratoga Holdings has no plans for office facilities in the future.

Item 3.  Legal Matters

         To the knowledge of management, no material legal proceedings are presently or threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's common stock is currently traded on the OTC Electronic Bulletin Board under the symbol "SGXK". Trading in the Company's common stock is sporadic. The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period during the last two fiscal years:

                                                   High             Low
                                                  -------          ------
2000  -  Quarter ended December 31                $0.31            $0.31
         Quarter ended September 30                0.15             0.15
         Quarter ended June 30                     0.15             0.15
         Quarter ended March 31                    0.375            0.375

1999  -  Quarter ended December 31                $0.125           $0.125
         Quarter ended September 30                 -0-              -0-
         Quarter ended June 30                      -0-              -0-
         Quarter ended March 31                     -0-              -0-

         At April 12, 2001, the closing bid price of the Common Stock was $0.06. The quotations reflect inter-dealer prices without retail mark-up or mark-down and may not represent actual transactions.

         As of April 12, 2001, there were approximately 1,359 holders of record of the Common Stock of the Company.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Saratoga Holdings reported revenues of $15,000 during the year ended December 31, 2000 as compared to $0 during the year ended December 31, 1999. The increase in revenues was attributable to the sale of a portfolio of receivables during 2000.

         Operating expenses totaled $84,000 during 2000 as compared to $56,000 during 1999.

         During 2000, the Company reported other income of $17,000 and interest expense of $5,000 as compared to no other income during 1999 and interest expense of $2,000.

         As of December 31, 2000, Saratoga Holdings has no charge-offs under its ownership or control and has no unpaid balances.

         On November 12, 1998, Saratoga Holdings entered into a service agreement under which it engaged a debt collection company to collect its receivables. The service agreement authorizes the collection company to settle any of the receivables transferred for collection for 50% or more of the outstanding balance. In exchange for the services provided under the service agreement, the collection company was entitled to retain a commission equal to 30% of the amount collected. These accounts were sold January 6, 2000 for an net amount of $14,911.64.

         On June 25, 1999, the Company entered into an exclusive agreement with The Premium Group ("Premium") under which Premium agreed to act as the Company's exclusive agent in location, purchasing and selling of receivables on behalf of Lone Star. The Company is to pay the Premium Group a fee under this agreement equal to 50% of the profits due to the Company on each sale under the terms of the Company's agreement with Lone Star.

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

         As of the date of this filing, Saratoga Holdings has borrowed $80,000 on the revolving line of credit. Saratoga Holdings anticipates that it will borrow on the line of credit in the near future and intends to repay the line of credit pursuant to the terms of the note which became due and payable on April 11, 2001. Saratoga Holdings is currently negotiating with Saratoga Resources to extend the agreement and expand the line of credit.

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

Item 7.  Financial Statements

         The financial statements of the Company, together with the independent accountants report thereon appears herein. See Index to Financial Statements on page 7 of this report.

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                          ------
Report of Independent Auditors.......................................        8
Audited Financial Statements

         Balance Sheet...............................................        9

         Statement of Operations.....................................       10

         Statement of Changes in Stockholder's Equity................       11

         Statement of Cash Flows.....................................       12

         Notes to Financial Statements...............................    13-16

                             FASKE LAY & CO., L.L.P.
               Certified Public Accountants and Business Advisors

3508 Far West Boulevard, Suite 300                          M. Howard Faske, CPA
P.O. Box 26525                                                 Larry W. Lay, CPA
Austin, TX 78755                                            Benton E. Ryon, P.C.
(512) 346-9623                                         Richard R. Singhaus, P.C.
(888) 346-9623 toll-free                                   Joseph G. Jistel, CPA
FAX (512) 346-8109                                     Harold F. Ingersoll, P.C.


Report of  Independent  Accountants
StockholdersSaratoga  Holdings I, Inc.

We have audited the accompanying balance sheets of Saratoga Holdings I, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Holdings I, Inc. as of December 31, 2000 and 1999, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


FASKE LAY & CO., L.L.P.
Austin, Texas
April 6, 2001

--------------------------------------------------------------------------------
SARATOGA HOLDINGS I, INC.
BALANCE SHEET
DECEMBER 31,

--------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                                                  2000         1999
                                                                 ------      --------

Assets
Current assets:
    Cash                                                       $      -      $     -
    Investment in past due accounts receivable                        -            4
    Organization costs, net of accumulated amortization              11           15
                                                               ---------      --------

         Total assets                                          $     11           19
                                                               =========      ========
Liabilities and Stockholders' Equity

Liabilities
    Accrued expenses                                           $      7      $     2
    Accounts payable                                                 22           25
    Note payable                                                     80           39
                                                               ---------      --------

         Total liabilities                                          109           66
                                                               ---------      --------

Preferred stock, par value $.001; 100,000 shares                      -            -
   authorized; none outstanding
Common stock, par value $.001; 100,000,000 shares
   authorized 3,791,667 shares issued and outstanding                 4            4
Additional paid-in capital                                           13            7
Retained earnings                                                  (115)         (58)
                                                               ----------     ---------

         Stockholders' Equity                                       (98)         (47)
                                                               ----------     ---------

         Total liabilities and stockholder's equity            $     11      $    19
                                                               ==========     =========


                             See accompanying notes

SARATOGA HOLDINGS I, INC.
STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

(in thousands, except per share amounts)

                                                  Year Ended December 31,
                                                 2000              1999
                                              -----------        ---------

Net sales                                     $     15           $      -
Cost of sales                                        -                  -
                                              -----------        ---------

       Gross profit
                                                    15                  -

Costs and expenses
    General and administrative                      68                 26
    Selling and marketing                            -                  1
    Development                                     12                 25
    Depreciation and amortization                    4                  4
                                              ----------         ----------

       Total costs and expenses                     84                 56
                                              ----------         ----------

       Income (loss) from operations               (69)               (56)
                                              ----------         ----------

Other income (expenses)
    Interest income                                  -                  -
    Other income                                    17                  -
    Interest expense                                (5)                (2)
                                              ----------         ----------

       Other income (expense), net                  12                 (2)
                                              ----------         ----------

Net income (loss)                             $    (57)         $     (58)
                                              =========          ==========

Net income (loss) per share                   $  (0.01)         $   (0.01)
                                              =========          ==========

Weighted average shares outstanding           3,791,667         3,766,667
                                              =========         ===========


                             See accompanying notes

SARATOGA HOLDINGS I, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
(in thousands)

                                                             Additional                      Total
                                   Number        Common       Paid-In     Accumulated      Stockholders'
                                  of Shares      Stock        Capital      Deficit      Equity (Deficit)
                                 ------------   ---------   ------------ ------------   -----------------

Balance at December 31, 1998         3,767       $    4      $     7       $      -       $        11

Net loss                                 -            -            -            (58)              (58)
                                 ----------     ---------   ------------ ------------   -----------------
Balance at December 31, 1999         3,767            4            7            (58)              (47)
Sale of Stock                                                      6                                6
Net loss                                 -            -            -            (57)              (57)
                                 ----------     ---------   ------------ ------------   -----------------

Balance at December 31, 2000         3,792      $     4      $    13       $   (115)      $       (98)
                                 ==========     =========   ============ ============   =================


                             See accompanying notes

SARATOGA HOLDINGS I, INC.

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
Period from January 1, 1999 to December 31, 2000
(in thousands)


                                                       For the Years Ended December 31,
                                                         2000                   1999
                                                     -------------           ------------

Cash flows from operating activities:
Net loss                                              $     (57)             $       (58)
Adjustments to reconcile net loss to net cash used
for operating activities:
Amortization                                                  4                        4
Changes in assets and liabilities
Past due accounts receivable collections                      4                        6
Accounts payable                                             (3)                      26
Accrued liabilities                                           5                        2
Organization costs                                            -                      (19)
                                                     ------------              ------------

Net cash used for operating activities                      (47)                     (39)
                                                     -------------             ------------

Cash flows from financing activities:
Issuance of common stock                                     6                         -
Proceeds from note payable                                  41                        39
                                                     -------------             ------------

Net cash provided by financing activities                   47                        39
                                                     -------------             ------------

Increase (decrease) in cash and cash equivalents             -                         -

Cash and cash equivalents at beginning of year               -                         -
                                                     -------------             ------------

Cash and cash equivalents at end of year             $       -               $         -
                                                     =============             ============

Supplemental cash flow disclosures:

Cash paid for interest                               $       -               $         2
Cash paid for income taxes                           $       -               $         -
                                                     -------------             ------------


                             See accompanying notes

                            SARATOGA HOLDINGS I, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 19991.

Organization and Nature of Operations

     Saratoga Holdings I, Inc. (Saratoga Holdings), a Texas corporation, is a spin-off of Saratoga Resources, Inc., a Delaware Corporation ("Saratoga Delaware"). As of December 31, 2000 Saratoga Holdings has no charge-offs under its ownership or control. Saratoga Holdings is in the business of purchasing portfolios of accounts receivable at a discount and of collecting receivables or reselling them in the same or in differently configured portfolios. The Company was incorporated on October 29, 1998, and on November 12, 1998, Saratoga-Delaware, Inc., the former parent company of Saratoga Holdings, purchased 3,766,667 shares of Saratoga Holdings' common stock for $11,300.

     Saratoga-Delaware registered 3,465,292 of those shares with the Securities and Exchange Commission and distributed them to the stockholders of Saratoga-Delaware in the form of a dividend, except for 7,366 of those shares for which the parent company paid cash dividends of $0.003 per share, or $22.10, due to registration restrictions of the states in which those shares are held. Saratoga-Texas currently owns 308,741 shares of Saratoga Holdings.

2. Summary of Significant Accounting Policies

Going  Concern

     The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company had no operating activities prior to November 12, 1998 and has limited cash, working capital and available sources of financing at December 31, 2000, raising substantial doubt about the entity's ability to continue as a going concern.

     The Company currently has limited expenses other than legal, accounting and commission which the Company intends to pay with collections of the past due accounts receivable, as more fully described in these notes. A related entity, Saratoga Resources, Inc., a Texas corporation, has provided a revolving line of credit to Saratoga Holdings up to a maximum of $80,000 at an interest rate of 10% per year to cover legal, accounting and reporting expenses for the first 18 months of operations. The terms of the line of credit are set forth in a note dated effective November 12, 1998. If Saratoga Holdings is not able to pay the lender, the lender may treat the debt as a capital contribution. The company is currently negotiating with Saratoga Resources to extend the agreement and expand the line of credit.

Use of Estimates

     The preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                            SARATOGA HOLDINGS I, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

     As of December 31, 2000 and 1999, the Company did not have any temporary differences. Accordingly, there are no deferred tax assets or liabilities recorded.

3. Investment in Past Due Accounts Receivable

     On November 12, 1998, Saratoga Holdings acquired a portfolio of past due accounts receivable for approximately $10,300 and recorded it as cost. These receivables represent amounts previously due various major retail businesses arising from the sale of various consumer products and are considered a concentration of credit risk due to their past-due nature. The face amount of these receivables totals $223,907. The ultimate collection of these receivables will depend on a variety of factors, many of which are outside the Company's control. Any collections will reduce the asset balance until it is $-0-, with any remaining collections recorded as revenue. Through December 31, 2000, the Company has collected the remaining $3,936 cost of these accounts receivable.

4. Preferred Stock

     Saratoga Holdings may issue preferred stock in one or more series which will have such designations, preferences, limitations and relative rights as authorized by the Board of Directors.

                           SARATOGA HOLDINGS I, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

5.  Stock  Options

     On November 12, 1998, Saratoga Holdings had issued an option to a then officer of the Company to acquire 25,000 shares of its common stock at $0.50 per share. The option, which was fully vested upon grant but unexercised as of December 31, 2000, expires November 11, 2001 if not previously exercised. As part of a settlement agreement on litigation between the company and its former officer, this option was voided. See Note 6.

         On May 3, 2000, Saratoga Holdings issued warrant agreements for the purchase of 25,000 shares of its common stock at $0.25 per share each to advisory board members, James F. O'Donnell, Kenneth D. Taylor, and A. Bryan Spires. On May 17, 2000, James F. O'Donnell exercised his rights to purchase 25,000 shares and was issued common stock in exchange for his payment to the company of $6,250. A. Bryan Spires and Kenneth D. Taylor have not at the date of this filing exercised their right under the warrant agreement. The agreements, unless exercised, will expire on May 3, 2001.

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

                           SARATOGA HOLDINGS I, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

     The Company has a revolving loan from a related corporation to cover expenses up to $80,000 during initial operations. The loan has an interest rate of 10% and, at December 31, 2000, $79,736 was outstanding under the loan agreement and interest of $7,458 has been accrued.

7. Litigation

     In August 2000, the Company settled its suit alleging fraud and breach of fiduciary duty, and dropped any and all claims against the defendants, in the 200th Judicial District Court of Travis County, Texas, in Cause No. GN-000642 Saratoga Holdings I, Inc. et al vs. Randall B. Johnson et al.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     On March 23, 2000, the Company dismissed Ernst & Young LLP as the Company's principal independent accountants.

     Ernst & Young's reports on the financial statements of the Company for the years ended December 31, 1997 and 1998 did not contain an adverse opinion or disclaimer and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the two most recent fiscal years prior to their dismissal and any subsequent interim period preceding their dismissal, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreement(s) in connection with its reports.

     During the two most recent years prior to the dismissal and any subsequent interim period preceding the dismissal of Ernst & Young, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

     The foregoing disclosure was reported on Form 8-K dated March 23, 2000

     On May 17, 2000 the Company engaged Faske Lay & Co., L.L.P. as its principal independent accountants. Prior to engagement of Faske Lay, the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject to a disagreement or a reportable event. We also did not consult with Faske Lay regarding the type of audit opinion which might be rendered on our financial statements and no oral or written report was provided by Faske Lay.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers of Saratoga Holdings and their respective ages and positions are as follows:

     Name               Age     Position
    ------             -----   -----------
Thomas F. Cooke         52     Chief Executive Officer, President and Director
Sandra G. Smith         52     Assistant Secretary

     Thomas F. Cooke is the Sole Director, Chief Executive Officer, the president and the secretary of Saratoga Holdings. Other than the office of president, Mr. Cooke has held these positions with Saratoga Holdings since its formation on October 29, 1998; Mr. Cooke was elected to the office of president on May 1, 2000. Mr. Cooke was one of the co-founders of the Company's parent, Saratoga Resources, in 1990. Mr. Cooke has served as a director and chairman of the board of the parent since September of 1993, and as chief executive officer since April 1996 until Saratoga was spun off from the parent in August of 1999. Mr. Cooke is currently Chairman and Chief Executive Officer of Saratoga Resources Inc. a Texas Corporation and has held that position since April 1996. Mr. Cooke also served as chief operating officer of the former parent from 1993 to 1996. Mr. Cooke's employment by the parent was on a full-time basis prior to the formation of Saratoga Holdings. Mr. Cooke now divides his time between the two corporations.

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

Compliance With Section 16(a) of Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during 2000. All of the filing requirements were satisfied on a timely basis in 2000. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

Item 10. Executive Compensation

     Saratoga Holdings has paid no remuneration to its director or officers and does not anticipate the payment of remuneration.

Item 11. Securities Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of the common stock of Saratoga Holdings as adjusted to reflect the distribution of the dividend shares by the following: (1) each director of Saratoga Holdings, (2) each named executive officer of Saratoga Holdings, (3) each person known or believed to own beneficially 5% or more of the common stock, and (4) all directors and executive officers as a group.

     Unless otherwise indicated, each person will have sole voting and dispositive power with respect to his or her shares. Shares of common stock that are not outstanding but that can be acquired by a person within 60 days upon exercise of an option or similar right are included in the number of shares beneficially owned and in computing the percentage for such person but are not included in the number of shares beneficially owned and in computing the percentage for any other person. Saratoga Holdings has 3,791,667 shares outstanding.

Name and address
of Beneficial Owner              Number of Shares     Percent Beneficially Owned
--------------------             ----------------     --------------------------

Thomas F. Cooke                     2,679,163 (1)                     71.1%
2304 Hancock Drive, Suite 5
Austin, Texas 78756

Sandra Smith                          238,295 (2)                      6.3%
2000 Dairy Ashford, Suite 410
Houston, Texas 77077

Kevin M. Smith                        238,295 (3)                      6.3%
2000 Dairy Ashford, Suite 410
Houston, Texas 77077

Saratoga Resources, Inc.              458,741 (4)                     12.2%
2304 Hancock Drive, Suite 5
Austin, Texas 78701

All Officers and Directors          2,917,458                         77.5%
as a Group (2 persons)
-----------------

(1) Shares held by Mr. Cooke include 109,148 shares of common stock beneficially owned by June Cooke, the spouse of Mr. Cooke, and 308,741 shares owned by Saratoga Resources, Inc., a Texas ("Saratoga Texas") corporation, a company controlled by Mr. Cooke, and 150,000 shares held by wholly owned subsidiaries of Saratoga-Texas.
(2) Shares held by Mrs. Smith include 218,295 shares of common stock beneficially owned by Kevin Smith, the spouse of Mrs. Smith.
(3) Shares held by Mr. Smith include 20,000 shares of common stock beneficially owned by Sandra Smith, the spouse of Mr. Smith. Mr. Smith is a director of the parent but not of Saratoga Holdings.
(4) Shares owned by Saratoga Texas include 150,000 shares held by its wholly owned subsidiaries.

Item 12. Certain Relationships and Related Transactions

     Mr. Cooke may be considered to be a promoter of Saratoga Holdings for purposes of securities laws.

     Saratoga Holdings is a former wholly owned subsidiary of Saratoga Resources, Inc., a Delaware corporation ("Saratoga-Delaware") which was spun off. Mr. Thomas Cooke, the Chief Executive Officer, President, Secretary and Sole Director of Saratoga Holdings was (prior to the spin off and related merger of the Saratoga-Delaware) also the President and holder of a majority of the shares of the former parent. Saratoga-Delaware purchased 3,766,667 shares of Saratoga Holdings on or about November 12, 1998 at a price of $0.003 per share and distributed 3,465,292 shares to its shareholders. Saratoga-Texas. and its subsidiary, Lobo Energy, Inc. own 458,741 shares of Saratoga Holdings I, Inc.

     In addition, Saratoga Holdings entered into a services agreement also dated November 12, 1998 with Premium Recoveries under which Premium Recoveries has agreed to use its reasonable efforts to collect the receivables in exchange for a commission equal to 30% of the amount collected. Saratoga Holdings believes that the 30% commission is standard in the industry. See Item 3: Legal Maters.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         Exhibits
         Number            Description
        -----------       --------------
            3.1            Articles of Incorporation of the Company (1)
            3.2            Bylaws of Company (1)
-------------------------

(1) Incorporated by reference to the Company's original registration statement on Form SB-2, filed with the Securities Exchange Commission on December 1, 1998, File No. 333-68213.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SARATOGA HOLDINGS I, INC.



                                      By: /s/ Thomas Cooke
                                         --------------------------------
                                         April 20, 2001
                                         Thomas Cooke
                                         Chief Executive Officer
                                         and Sole Director (Principal
                                         Accounting and Financial Officer)