Form 10QSB
period 2001-03-31
SARATOGA HOLDINGS I INC
filed 2001-05-16
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2001

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

                                 (512) 478-5717
                            ------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No [ ]

     State the number of shares outstanding of the Issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of March 31, 2001: 3,791,667 shares

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            SARATOGA HOLDINGS I, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                      Page No.
                                                                     ----------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements


          Balance Sheets as of March 31, 2001 and 2000........................3

          Statements of Operations for the Three months
          ended March 31, 2001 and 2000.......................................4

          Statement of Changes in Stockholders' Equity for the period
          From December 31, 1999 to March 31, 2001............................5

          Statements of Cash Flows for the Three months ended
          March 31, 2001 and 2000.............................................6

          Notes to Financial Statements.......................................7

          Item 2.  Management's Discussion and Analysis or
                   Plan of Operations........................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SARATOGA HOLDINGS I, INC.
BALANCE SHEET (unaudited)
--------------------------------------------------------------------------------
MARCH 31,
(in thousands, except per share amounts)

                                                          2001           2000
                                                       -----------     ---------
Assets
Current assets:
Cash                                                    $      -        $     -
Investment in past due accounts receivable
                                                               -              -
Organization costs, net of accumulated amortization
                                                              10             14
                                                      -------------     --------

Total assets                                            $     10        $    14
                                                      =============     ========

Liabilities and Stockholders' Equity

Liabilities
Accrued expenses                                        $     10        $     3
Accounts payable
                                                              22             22
Note payable
                                                              96             38
                                                      -------------     --------

Total liabilities
                                                             128             63
                                                      -------------     --------

Preferred stock, par value $.001; 100,000 shares
authorized; none outstanding
                                                               -              -
Common stock, par value $.001; 100,000,000 shares
authorized 3,791,667 shares issued and outstanding
                                                               4              4
Additional paid-in capital
                                                              13              7
Retained earnings
                                                             (135)          (60)
                                                      -------------     --------

Stockholders' Equity
                                                             (118)          (49)
                                                      -------------     --------

Total liabilities and stockholders' equity              $     10        $    14
                                                      =============     ========



                             See accompanying notes

SARATOGA HOLDINGS I, INC.
STATEMENTS OF OPERATIONS (unaudited)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                                Three months ended March 31,
                                                 2001                 2000
                                              -------------    --------------

Net sales                                      $        -      $       15
Cost of sales
                                                        -               -
                                              -------------    --------------

Gross profit                                            -              15


Costs and expenses
General and administrative
                                                       17              15
Selling and marketing
                                                        -               -
Development
                                                        -               -
Depreciation and amortization
                                                        1               1
                                              -------------    --------------

Total costs and expenses
                                                       18              16
                                              -------------    --------------

Income (loss) from operations
                                                      (18)             (1)
                                              -------------    --------------

Other income (expenses)
Interest income
                                                        -               -
Other income
                                                        -               -
Interest expense
                                                       (2)             (1)
                                              -------------    --------------

Other income (expense), net
                                                       (2)             (1)
                                              -------------    --------------

Net income (loss)                                 $   (20)     $       (2)
                                              =============    ==============

Net income (loss) per share                       $ (0.01)     $     (0.01)
                                              =============    ==============

Weighted average shares outstanding             3,791,667        3,766,667
                                              =============    ==============


                             See accompanying notes

SARATOGA HOLDINGS I, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
--------------------------------------------------------------------------------

(in thousands)

                                                                                                      Total
                                                              Additional                          Stockholders'
                                    Number       Common         Paid-In         Accumulated          Equity
                                   of Shares      Stock         Capital           Deficit           (Deficit)
                                  ------------ ------------  --------------   ----------------  ----------------

Balance at December 31, 1999       $   3,767    $     4        $      7         $      (58)       $     (47)

Sale of Stock
                                          25          -               6                  -                 6
Net loss
                                           -          -               -                (57)              (57)
                                    ---------  ----------     -----------       ------------       -----------
Balance at December 31, 2000
                                       3,792          4              13               (115)              (98)
Sale of Stock
                                           -          -               -                  -                 -
Net loss
                                           -          -               -                (20)              (20)
                                   ----------  ----------     ----------        ------------       ------------

Balance at March 31, 2001          $  3,792           4              13               (135)             (118)
                                   ==========  ==========     ==========        ============       ============




                             See accompanying notes

SARATOGA HOLDINGS I, INC.
STATEMENT OF CASH FLOWS (unaudited)
--------------------------------------------------------------------------------

Period from January 1 to March 31
(in thousands)

                                                    Three months ended March 31,
                                                   2001                   2000
                                                 ---------              --------

Cash flows from operating activities:
Net loss                                        $    (20)              $     (2)
Adjustments to reconcile net loss to net cash
used for operating activities:
Investment in past due accounts receivable
Amortization
                                                       1                      1
Changes in assets and liabilities
Past due accounts receivable collections
                                                       -                      4
Accounts payable
                                                       -                      -
Accrued liabilities
                                                       3                     (3)
Organization costs
                                                       -                      -
                                                  ---------             --------

Net cash used for operating activities               (16)                     -
                                                  ---------             --------

Cash flows from financing activities:
Issuance of common stock                               -                      -
Proceeds from note payable                            16                     (1)
                                                  ---------             --------

Net cash provided (used) by financing activities      16                     (1)
                                                  ---------             --------

Increase (decrease) in cash and cash equivalents       -                     (1)

Cash and cash equivalents at beginning of period       -                      1
                                                  ---------             --------

Cash and cash equivalents at end of period       $     -               $      -
                                                  =========             ========

Supplemental cash flow disclosures:

Cash paid for interest                           $     -               $      -
                                                  =========             ========
Cash paid for income taxes                       $     -               $      -
                                                  =========             ========

                             See accompanying notes

                           SARATOGA HOLDINGS I, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

1. Interim Presentation

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ended December 31, 2001.

2. Organization and Nature of Operations

Saratoga Holdings I, Inc. ("Saratoga Holdings"), a Texas corporation, is a spin-off of Saratoga Resources, Inc., a Delaware Corporation ("Saratoga Delaware"). As of March 31, 2001, Saratoga Holdings has had no operations other than those related to a portfolio of past due account receivables, purchased on November 12, 1998. Saratoga Holdings is in the business of purchasing portfolios of accounts receivable at a discount and of collecting receivables or reselling them in the same or in differently configured portfolios.

The Company was incorporated on October 29, 1998, and on November 12, 1998, Saratoga Delaware, the former parent company of Saratoga Holdings, purchased 3,766,667 shares of Saratoga Holdings' common stock for $11,300. Saratoga Delaware registered 3,465,292 of those shares with the Securities and Exchange Commission and distributed them to the stockholders of Saratoga Delaware in the form of a dividend, except for 7,366 of those shares for which the parent company paid cash dividends of $0.003 per share, or $22.10, due to registration restrictions of the states in which those shares are held. Saratoga Resources, Inc., a new Texas Corporation (Saratoga Texas), owns 308,741 shares of Saratoga Holdings.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                             MARCH 31, 2001 AND 2000

3. Summary of Significant Accounting Policies

Going Concern

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company had no operating activities prior to November 12, 1998 and has limited cash, working capital and available sources of financing at March 31, 2001, raising substantial doubt about the entity's ability to continue as a going concern.

The Company currently has limited expenses other than legal, accounting and commission which the Company intends to pay with collections of the past due accounts receivable, as more fully described in these notes. A related-corporation, Saratoga Texas has agreed to pay Saratoga Holdings' legal, accounting and reporting expenses up to $80,000 for the first 18 months for Saratoga Holdings' operations subject to repayment if Saratoga Holdings becomes profitable. This agreement is documented by a note dated November 12, 1998 which provides for interest at the rate of 10% per annum. In the year 2000, the Company entered into an additional agreement to pay $5,000 per month to Saratoga Texas to manage its necessary day to day operations. This agreement is documented in the Board of Director's minutes dated January 1, 2000, which provides for interest at the rate of 10% per annum as well. Currently, Saratoga Holdings hopes that it will be able to support some of its operations through the collection of accounts receivable.

Use of Estimates

The preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                             MARCH 31, 2001 AND 2000

3. Summary of Significant Accounting Policies (continued)

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

As of March 31, 2001 and 2000, the Company did not have any temporary differences. Accordingly, there are no deferred tax assets or liabilities recorded.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                             MARCH 31, 2001 AND 2000

4. Investment in Past Due Accounts Receivable

On November 12, 1998, Saratoga Holdings acquired a portfolio of past due accounts receivable for approximately $10,300 and recorded it as cost. These receivables represent amounts previously due various major retail businesses arising from the sale of various consumer products and are considered a concentration of credit risk due to their past-due nature. The face amount of these receivables totals $223,907. The ultimate collection of these receivables will depend on a variety of factors, many of which are outside the Company's control. Any collections will reduce the asset balance until it is $-0-, with any remaining collections recorded as revenue. Through March 31, 2001, the Company has no investments in past due accounts receivable at this time, but fully intends to do so sometime in the near future.

5. Preferred Stock

Saratoga  Holdings  may issue  preferred  stock in one or more series which will
have  such  designations,   preferences,  limitations  and  relative  rights  as
authorized by the Board of Directors.

6. Stock Options

On November 12, 1998, Saratoga Holdings had issued an option to a then officer of the Company to acquire 25,000 shares of its common stock at $0.50 per share. The option, which was fully vested upon grant but unexercised as of December 31, 2000, expires November 11, 2001 if not previously exercised. The Company was in litigation with this former officer of the Company. See Note 8.

On May 3, 2000, Saratoga Holdings issued warrant agreements for the purchase of 25,000 shares of its common stock at $0.25 per share each to the advisory board members, James F. O'Donnell, Kenneth D. Taylor, and Bryan Spiers. On May 17, 2000, James F. O'Donnell exercised his rights to purchase 25,000 shares and was issued common stock in exchange for his payment to Saratoga of $6,250. As of December 31, 2000, the remaining warrants issued to the board members mentioned above have yet been exercised. The warrant agreements expire on May 3, 2001.

The Company has elected to account for its employee stock options under APB 25 and related interpretations. Under APB 25, because the exercise price of the Company's common stock options is greater than the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                             MARCH 31, 2001 AND 2000

6. Stock Options (Continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma compensation expense for 2001 and 2000 was not material.

7. Related Party Transactions

Randall Johnson, the former President of Saratoga Holdings, is also a shareholder, officer and director of both the company that sold the past due accounts receivable to Saratoga Holdings and of the company that Saratoga
Holdings has hired to collect the receivables. The seller acquired the receivables in June 1998 for $9,750 and sold them to Saratoga Holdings in November 1998 for $10,300 which Thomas F. Cooke, CEO of Saratoga Texas, determined to be the fair market price. Saratoga Holdings entered into an exclusive agent agreement with The Premium Group, a Texas Partnership on June 25, 1999. The purpose of the agreement was to assist Saratoga Holdings in the location, purchasing, and selling of receivables. The Company was in litigation with Randall Johnson and The Premium Group. See Note 8.

The Company has a revolving loan from a subsidiary of its parent to cover expenses up to $80,000 during its first 18 months of operations, and also under this agreement, the Company pays $5,000 monthly to its parent to manage its day to day operations. The loan has an interest rate of 10% and, at March 31, 2001, $96,551 was outstanding under the loan agreement.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                             MARCH 31, 2001 AND 2000

8. Litigation

In August 2000, the Company settled its suit alleging fraud and breach of fiduciary duty, and released any and all claims against the defendants, in the 200th Judicial District Court of Travis County, Texas, in Cause No. GN-000642 Saratoga Holdings I, Inc. et al vs. Randall B. Johnson et al.

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

         As of the date of this filing, Saratoga Holdings has borrowed $96,551 on the revolving line of credit. Saratoga Holdings anticipates that it will borrow on the line of credit in the near future and intends to repay the line of credit pursuant to the terms of the note which became due and payable on April 11, 2001. Saratoga Holdings is currently negotiating with Saratoga Resources to extend the agreement and expand the line of credit.

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

Results of Operations

         Saratoga Holdings reported revenues of $0 during the three months ended March 31, 2001 as compared to $15,000 during the three months ended March 31, 2000. The decrease in revenues was attributable to the sale of a portfolio of receivables during 2000.

         Operating expenses totaled $18,000 during 2001 as compared to $16,000 during 2000.

         During 2001, the Company reported interest expense of $2,000 as compared to $1,000 in interest expense in 2000.

         As of March 31, 2001, Saratoga Holdings has no charge-offs under its ownership or control and has no unpaid balances.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SARATOGA HOLDINGS I, INC.




May 15, 2001                      By: /s/ Thomas F. Cooke
                                     -------------------------------------
                                     Thomas F. Cooke
                                     Chief Executive Officer and Principal
                                     Financial Officer