Form 10QSB
period 2001-06-30
SARATOGA HOLDINGS I INC
filed 2001-09-25
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                        Commission file number 333-68213

                            SARATOGA HOLDINGS I, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specific in its charter)

           Texas                                                  78-2896910
-------------------------------                              -------------------
(State of other jurisdiction of                                (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

                2304 Hancock Drive, Suite 5, Austin, Texas 78756
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (512) 478-5717
                           ---------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of the Issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of June 30, 2001: 3,791,667 shares

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            SARATOGA HOLDINGS I, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheets as of June 30, 2001 and 2000..........................3

         Statements of Operations for the Six months
         ended June 30, 2001 and 2000.........................................4

         Statement of Changes in Stockholders' Equity for the period
         From December 31, 1999 to June 30, 2001..............................5

         Statements of Cash Flows for the Six months ended
         June 30, 2001 and 2000...............................................6

         Notes to Financial Statements........................................7

         Item 2. Management's Discussion and Analysis or
                 Plan of Operations..........................................12

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SARATOGA HOLDINGS I, INC.
BALANCE SHEET (unaudited)
-------------------------------------------------------------------------------------------
JUNE 30,
(in thousands, except per share amounts)

                                                                  2001             2000
                                                             -------------     ------------

Assets
Current assets:
Cash                                                            $     -        $     -
Investment in past due accounts receivable
                                                                      -              -
Organization costs, net of accumulated amortization
                                                                      9             13
                                                             -------------     ------------

Total assets                                                    $     9        $    13
                                                             =============     ============

Liabilities and Stockholders' Equity

Liabilities
Accrued expenses                                               $     12        $     5
Accounts payable
                                                                     22             22
Note payable
                                                                    177             53
                                                             -------------     ------------

Total liabilities
                                                                    211             80
                                                             -------------     ------------

Preferred stock, par value $.001; 100,000 shares authorized;
none outstanding
                                                                      -              -
Common stock, par value $.001; 100,000,000 shares
authorized 3,791,667 shares issued and outstanding
                                                                      4              4
Additional paid-in capital
                                                                     13              7
Retained earnings
                                                                    (219)          (78)
                                                             -------------     ------------

Stockholders' Equity
                                                                    (202)          (67)
                                                             -------------     ------------

Total liabilities and stockholders' equity                     $      9        $    13
                                                             =============     ============

                             See accompanying notes


SARATOGA HOLDINGS I, INC.
STATEMENTS OF OPERATIONS (unaudited)
--------------------------------------------------------------------------------------------

(in thousands, except per share amounts)

                                                              Six months ended June 30,
                                                             2001                 2000
                                                        ---------------    -----------------

Net sales                                                      $    -      $       15

Cost of sales
                                                                    -               -
                                                        ---------------    -----------------

Gross profit
                                                                    -              15

Costs and expenses
General and administrative
                                                                   97              37
Selling and marketing
                                                                    -               -
Development
                                                                    -               -
Depreciation and amortization
                                                                    2               2
                                                        ---------------    -----------------

Total costs and expenses
                                                                   99              39
                                                        ---------------    -----------------

Income (loss) from operations                                     (99)            (24)
                                                        ---------------    -----------------

Other income (expenses)
Interest income
                                                                    -               -
Other income
                                                                    -               -
Interest expense
                                                                   (5)             (2)
                                                        ---------------    -----------------

Other income (expense), net
                                                                   (5)             (2)
                                                        ---------------    -----------------

Net income (loss)                                             $  (104)     $      (26)
                                                        ===============    =================

Net income (loss) per share                                  $  (0.01)     $    (0.01)
                                                        ===============    =================

Weighted average shares outstanding                         3,791,667       3,791,667
                                                        ===============    =================


                             See accompanying notes
                                       4


SARATOGA HOLDINGS I, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
-------------------------------------------------------------------------------------------------------------------

(in thousands)
                                                                                                       Total
                                     Number                    Additional                          Stockholders'
                                       of         Common         Paid-In         Accumulated          Equity
                                      Shares       Stock         Capital           Deficit           (Deficit)
                                   ------------ ------------  --------------   ----------------  ------------------

Balance at December 31, 1999           3,767    $      4       $       7           $     (58)        $     (47)

Sale of Stock                             25           -               6                   -                 6
Net loss                                   -           -               -                 (57)              (57)
                                   ------------ ------------  --------------   ----------------  ------------------
Balance at December 31, 2000           3,792           4              13                (115)              (98)
Sale of Stock                              -           -               -                   -                 -
Net loss                                   -           -               -                (104)             (104)
                                   ------------ ------------  --------------   ----------------  ------------------

Balance at June 30, 2001               3,792    $      4        $     13            $   (219)         $   (202)
                                   ============ ============  ==============   ================  ==================



                             See accompanying notes

SARATOGA HOLDINGS I, INC.
STATEMENT OF CASH FLOWS (unaudited)
--------------------------------------------------------------------------------

Period from January 1 to June 30
(in thousands)

                                                      Six months ended June 30,
                                                     2001               2000
                                                    -------           ---------

Cash flows from operating activities:
Net loss                                            $   (104)        $   (26)

Adjustments to reconcile net loss to net cash
used for operating activities:
Investment in past due accounts receivable
Amortization
                                                          2                2
Changes in assets and liabilities
Past due accounts receivable collections
                                                          -                4
Accounts payable
                                                          -                -
Accrued liabilities
                                                          5               (3)
Organization costs
                                                          -                -
                                                 -------------     -------------

Net cash used for operating activities
                                                         (97)            (23)
                                                 -------------     -------------

Cash flows from financing activities:
Issuance of common stock
                                                          -                6
Proceeds from note payable
                                                         97               16
                                                 -------------     -------------

Net cash provided (used) by financing activities
                                                         97               22
                                                 -------------     -------------

Increase (decrease) in cash and cash equivalents
                                                          -               (1)

Cash and cash equivalents at beginning of period
                                                          -                1
                                                 -------------     -------------

Cash and cash equivalents at end of period         $      -        $       -
                                                 =============     =============

Supplemental cash flow disclosures:

Cash paid for interest                             $      -        $       2
                                                 =============     =============
Cash paid for income taxes                         $      -        $       -
                                                 =============     =============

                             See accompanying notes

                            SARATOGA HOLDINGS I, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

1. Interim Presentation

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ended December 31, 2001.

2. Organization and Nature of Operations

Saratoga Holdings I, Inc. ("Saratoga Holdings"), a Texas corporation, is a spin-off of Saratoga Resources, Inc., a Delaware Corporation ("Saratoga Delaware"). As of June 30, 2001 Saratoga Holdings has had no operations other than those related to a portfolio of past due account receivables, purchased on November 12, 1998. Saratoga Holdings is in the business of purchasing portfolios of accounts receivable at a discount and of collecting receivables or reselling them in the same or in differently configured portfolios.


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

3. Summary of Significant Accounting Policies

Going Concern

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company had no operating activities prior to November 12, 1998 and has limited cash, working capital and available sources of financing at June 30, 2001, raising substantial doubt about the entity's ability to continue as a going concern.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                             JUNE 30, 2001 AND 2000

3. Summary of Significant Accounting Policies (continued)


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

As of June 30, 2001 and 2000, the Company did not have any temporary differences. Accordingly, there are no deferred tax assets or liabilities recorded.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                             JUNE 30, 2001 AND 2000

4. Investment in Past Due Accounts Receivable

On November 12, 1998, Saratoga Holdings acquired a portfolio of past due accounts receivable for approximately $10,300 and recorded it as cost. These receivables represent amounts previously due various major retail businesses arising from the sale of various consumer products and are considered a concentration of credit risk due to their past-due nature. The face amount of these receivables totals $223,907. The ultimate collection of these receivables will depend on a variety of factors, many of which are outside the Company's control. Any collections will reduce the asset balance until it is $-0-, with any remaining collections recorded as revenue. As of June 30, 2001, the Company has no investments in past due accounts receivable at this time, but fully intends to do so sometime in the near future.

5. Preferred Stock

Saratoga  Holdings  may issue  preferred  stock in one or more series which will
have  such  designations,   preferences,  limitations  and  relative  rights  as
authorized by the Board of Directors.

6. Stock Options

On November 12, 1998, Saratoga Holdings had issued an option to a then officer of the Company to acquire 25,000 shares of its common stock at $0.50 per share. The option, which was fully vested upon grant but unexercised as of June 30, 2001, expires November 11, 2001 if not previously exercised. The Company was in litigation with this former officer of the Company. See Note 8.

On May 3, 2000, Saratoga Holdings issued warrant agreements for the purchase of 25,000 shares of its common stock at $0.25 per share each to the advisory board members, James F. O'Donnell, Kenneth D. Taylor, and Bryan Spiers. On May 17, 2000, James F. O'Donnell exercised his rights to purchase 25,000 shares and was issued common stock in exchange for his payment to Saratoga of $6,250. The remaining warrants issued to the board members mentioned above expired on May 3, 2001.

The Company has elected to account for its employee stock options under APB 25 and related interpretations. Under APB 25, because the exercise price of the Company's common stock options is greater than the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                             JUNE 30, 2001 AND 2000

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

The Company currently has limited expenses other than legal, accounting and commission which the Company intends to pay with future investments in past due accounts receivable, as more fully described in these notes. The Company had a revolving loan from Saratoga Texas to cover legal, accounting, and reporting expenses up to $80,000 during its first 18 months of operations. The loan had an interest rate of 10% and was subject to repayment if the Company becomes profitable.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                             JUNE 30, 2001 AND 2000

7. Related Party Transactions (Continued)

In the year 2000, the Company entered into an additional agreement to pay $5,000 per month to Saratoga Texas to manage its necessary day to day operations. This agreement provided for interest at the rate of 10% per annum and is documented in the Board of Director's minutes dated January 1, 2000. On January 1, 2001 the Company approved an agreement, for a period of twenty-four months, under the same terms as the agreement in 2000 with the exception that executive compensation was deleted. This agreement provides for secretarial salaries, office space, telephone service, office equipment and office supplies necessary for the day to day operations.

Executive compensation was addressed separately in a consulting agreement dated May 16, 2001 and approved by the Board of Directors and between the Company and Thomas F. Cooke. The Company agreed to pay Mr. Cooke $10,000 per month for consulting services for a period of not less than twenty-four months, beginning January 1, 2001 that shall include the day to day administration of the Company's business, the pursuit of new opportunities for the Company and to identify, evaluate and consummate a merger and/or acquisition. The agreement allows Mr. Cooke to convert, at his discretion, any unpaid balance due to common stock of the Company at a fair market price for the stock at the time of the conversion. Fair market value will be determined by a qualified, independent third party. Mr. Cooke agreed to defer any and all payment under the agreement until the Company has the financial resources to fulfill its obligation or at the time Mr. Cooke elects to convert to common stock. Until that time, the Company agreed that any and all obligations accrued under the agreement shall bear interest of 10% per annum.

The Company is dependent on Thomas F. Cooke for his time and consultation as well as his financial support in addition the company is dependent on Saratoga Resources, Inc. and the continued line of credit that has been extended to the Company. Mr. Cooke is the Chairman, CEO, and the majority Shareholder of Saratoga Resources, Inc.

8. Litigation

In August 2000, the Company settled its suit alleging fraud and breach of fiduciary duty, and released any and all claims against the defendants, in the 200th Judicial District Court of Travis County, Texas, in Cause No. GN-000642 Saratoga Holdings I, Inc. et al vs. Randall B. Johnson et al.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity

         Because Saratoga Holdings has limited cash, its independent accountants believe there is substantial doubt about its ability to continue as a going concern. A related entity, Saratoga Resources, Inc., a Texas corporation, has provided a revolving line of credit to Saratoga Holdings at an interest rate of 10% per year to cover legal, accounting, reporting, and other operating expenses. As of the date of this filing, Saratoga Holdings has borrowed $117,001 on the revolving line of credit. Saratoga Holdings anticipates that it will borrow on the line of credit in the near future and intends to repay the line of credit pursuant to the terms of the note which matures in January 2003. If Saratoga Holdings is not able to pay the lender, the lender may treat the debt as a capital contribution.

         On May 16, 2001, a consulting agreement was approved by the Board of Directors of Saratoga Holdings and Thomas F. Cooke whereby the Company agreed to pay Mr. Cooke $10,000 per month for consulting services beginning January 1, 2001 and continuing until January 2003. The agreement allows Mr. Cooke, at his discretion, to convert any unpaid balance to common stock of the Company. Unless this occurs, the Company agreed that any and all obligations accrued under this agreement at maturity shall bear interest of 10% per annum. More detail of this agreement and the line of credit mentioned above can be reviewed in Note 7 in the financial statements.

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

Results of Operations

         Saratoga Holdings reported no revenues during the six months ended June 30, 2001 as compared to $15,000 during the six months ended June 30, 2000. The decrease in revenue is attributed to the prior investment in accounts receivable.

         Operating expenses totaled $99,000 during the six months ended June 30, 2001 as compared to $23,000 during the six months ended June 30, 2000. The increase in expenses can be attributed to the agreements related to both Saratoga Texas and Thomas F. Cooke.

         During the six months ended June 30, 2001, the Company reported interest expense of $5,000 as compared to $1,000 in interest expense during the six months ended June 30, 2000.

         As of June 30, 2001, Saratoga Holdings has no charge-offs under its ownership or control and has no unpaid balances.

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.             Description
                  -----------             -----------
                    10.1 Letter  Agreement,   dated  January  1,  2001,  between
                         Saratoga Resources, Inc. and Saratoga Holdings I, Inc.

                    10.2 Consulting  Agreement,  dated  May  16,  2001,  between
                         Saratoga Holdings I, Inc. and Thomas F. Cooke

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SARATOGA HOLDINGS I, INC.


September 24, 2001
                           By: /s/ Thomas F. Cooke
                               --------------------------------------------
                                  Thomas F. Cooke
                                  Chief Executive Officer and Principal
                                  Financial Officer