Form 10QSB
period 2001-09-30
SARATOGA HOLDINGS I INC
filed 2001-11-15
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                        Commission file number 333-68213

                            SARATOGA HOLDINGS I, INC.
                            -------------------------
        (Exact name of small business issuer as specific in its charter)

       Texas                                                   78-2896910
-------------------------------                        -------------------------
(State of other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                            Identification No.)

                2304 Hancock Drive, Suite 5, Austin, Texas 78756
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (512) 478-5717
                            -------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of the Issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of September 30, 2001: 3,791,667 shares

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            SARATOGA HOLDINGS I, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements


        Balance Sheets as of September 30, 2001 and 2000......................3

        Statements of Operations for the Nine months
        ended September 30, 2001 and 2000.....................................4

        Statement of Changes in Stockholders' Equity for the period
        From December 31, 1999 to September 30, 2001..........................5

        Statements of Cash Flows for the Nine months ended
        September 30, 2001 and 2000...........................................6

        Notes to Financial Statements.........................................7

        Item 2.  Management's Discussion and Analysis or
                 Plan of Operations..........................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SARATOGA HOLDINGS I, INC.
BALANCE SHEET (unaudited)
--------------------------------------------------------------------------------
SEPTEMBER 30,
(in thousands, except per share amounts)

                                                              2001            2000
                                                          -------------     ---------

Assets
Current assets:
Cash                                                        $      -                 7
Investment in past due accounts receivable                         -                 -
Organization costs, net of accumulated amortization                9                12
                                                          -------------     -------------

Total assets                                                $      9          $     19
                                                          =============     =============

Liabilities and Stockholders' Equity

Liabilities
Accrued expenses                                            $     15          $      6
Accounts payable                                                  22                22
Note payable                                                     224                68
                                                          -------------     -------------

Total liabilities
                                                                 261                96
                                                          -------------     -------------

Preferred stock, par value $.001; 100,000 shares
authorized; none outstanding
                                                                   -                 -
Common stock, par value $.001; 100,000,000 shares
authorized 3,791,667 shares issued and outstanding                 4                 4
Additional paid-in capital                                        14                14
Retained earnings                                               (270)              (95)
                                                          -------------     -------------

Stockholders' Equity                                            (252)              (77)
                                                          -------------     -------------

Total liabilities and stockholders' equity                   $     9          $     19
                                                          =============     =============

                             See accompanying notes

SARATOGA HOLDINGS I, INC.
STATEMENTS OF OPERATIONS (unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share amounts)

                                                    Nine months ended Sept. 30,
                                                       2001          2000
                                                    ----------      ---------

Net sales                                               $    -        $   15
Cost of sales                                                -             -
                                                    ------------    ----------

Gross profit                                                              15
                                                             -

Costs and expenses
General and administrative                                 144            61
Selling and marketing                                        -             -
Development                                                  -             -
Depreciation and amortization                                3             3
                                                    ------------   -----------

Total costs and expenses                                   147            64
                                                    ------------   -----------
Income (loss) from operations                             (147)          (49)
                                                    ------------   -----------

Other income (expenses)
Interest income                                              -             -
Other income                                                 -            17
Interest expense                                            (8)           (4)
                                                    ------------   -----------

Other income (expense), net                                 (8)           13
                                                    ------------   -----------

Net income (loss)                                      $  (155)    $     (36)
                                                    ============   ===========

Net income (loss) per share                           $  (0.01)    $    (0.01)
                                                    ============   ===========

Weighted average shares outstanding                  3,791,667     3,791,667
                                                    ============   ===========



                             See accompanying notes

SARATOGA HOLDINGS I, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
--------------------------------------------------------------------------------

(in thousands)

                                                                                       Total
                                                                         Additional    Stockholders'
                                   Number       Common     Paid-In      Accumulated   Equity
                                  of Shares     Stock      Capital        Deficit     (Deficit)
                                 ------------ ---------  -----------   -------------  ---------------

Balance at December 31, 1999         3,767      $   4       $    8       $    (58)     $    (46)

Sale of Stock                           25          -            6              -             6
Net loss                                 -          -            -            (57)          (57)
                                 ------------ ---------  -----------   -------------  ---------------
Balance at December 31, 2000         3,792          4           14           (115)          (97)
Sale of Stock                            -          -            -              -             -
Net loss                                 -          -            -           (155)         (155)
                                 ------------ ---------  -----------   -------------  ---------------

Balance at September 30, 2001        3,792     $   4       $    14       $   (270)    $    (252)

                                 ============ =========  ===========   =============  ===============




                             See accompanying notes


SARATOGA HOLDINGS I, INC.
STATEMENT OF CASH FLOWS (unaudited)
-------------------------------------------------------------------------------------------------------------------

(in thousands, except per share amounts)


                                                         Nine months ended Sept. 30,
                                                           2001             2000
                                                         ------------    ------------

Cash flows from operating activities:
Net loss                                               $    (155)         $    (36)
Adjustments to reconcile net loss to net cash
used for operating activities:
Investment in past due accounts receivable
Amortization                                                   3                 3
Changes in assets and liabilities
Past due accounts receivable collections                       -                 4
Accounts payable                                               -                 -
Accrued liabilities                                            8                 -
Organization costs                                             -                 -
                                                       -----------     --------------

Net cash used for operating activities                      (144)              (29)
                                                       -----------     --------------

Cash flows from financing activities:
Issuance of common stock                                       -                 6
Proceeds from note payable                                   144                30
                                                       -----------     --------------

Net cash provided (used) by financing activities             144                36
                                                       -----------     --------------

Increase (decrease) in cash and cash equivalents               -                 7

Cash and cash equivalents at beginning of period               -                 -
                                                       -----------     --------------

Cash and cash equivalents at end of period               $     -            $    7
                                                       ===========     ==============

Supplemental cash flow disclosures:

Cash paid for interest                                   $     -            $    3
                                                       ===========     ==============
Cash paid for income taxes                               $     -            $    -
                                                       ===========     ==============


                             See accompanying notes

                            SARATOGA HOLDINGS I, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

2. Organization and Nature of Operations

Saratoga Holdings I, Inc. ("Saratoga Holdings"), a Texas corporation, is a spin-off of Saratoga Resources, Inc., a Delaware Corporation ("Saratoga Delaware"). As of September 30, 2001 Saratoga Holdings has had no operations other than those related to a portfolio of past due account receivables, purchased on November 12, 1998. Saratoga Holdings is in the business of purchasing portfolios of accounts receivable at a discount and of collecting receivables or reselling them in the same or in differently configured portfolios.

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

3. Summary of Significant Accounting Policies

Going Concern

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company had no operating activities prior to November 12, 1998 and has limited cash, working capital and available sources of financing at September 30, 2001, raising substantial doubt about the entity's ability to continue as a going concern.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                           SEPTEMBER 30, 2001 AND 2000

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

As of September 30, 2001 and 2000, the Company did not have any temporary differences. Accordingly, there are no deferred tax assets or liabilities recorded.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                           SEPTEMBER 30, 2001 AND 2000

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

6. Stock Options

On November 12, 1998, Saratoga Holdings had issued an option to a then officer of the Company to acquire 25,000 shares of its common stock at $0.50 per share. The option, which was fully vested upon grant but unexercised as of September 30, 2001, expires November 11, 2001 if not previously exercised.

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

Pro forma information regarding net income and income per share is required by Statement of Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value of these options was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 2001 and 2000: a risk-free interest rate of approximately 6%; a dividend yield of 0% and a weighted-average expected life of three years.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                           SEPTEMBER 30, 2001 AND 2000

6. Stock Options (Continued)

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

7. Related Party Transactions

The Company currently has limited expenses other than legal, accounting and commission which the Company intends to pay with future investments in past due accounts receivable, as more fully described in these notes. The Company had a revolving loan from a Saratoga Texas to cover legal, accounting, and reporting expenses up to $80,000 during its first 18 months of operations. The loan had an interest rate of 10% and was subject to repayment if the Company becomes profitable.

In the year 2000, the Company entered into an additional agreement to pay $5,000 per month to Saratoga Texas to manage its necessary day to day operations. This agreement provided for interest at the rate of 10% per annum and is documented in the Board of Director's minutes dated January 1, 2000. On January 1, 2001 the Company approved an agreement, for a period twenty-four months, under the same terms as the agreement in 2000 with the exception that executive compensation was deleted. This agreement provides for secretarial salaries, office space, telephone service, office equipment and office supplies necessary for the day to day operations.

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

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                           SEPTEMBER 30, 2001 AND 2000

7. Related Party Transactions (Continued)

Mr. Cooke agreed to defer any and all payment under the agreement until the Company has the financial resources to fulfill its obligation or at the time Mr. Cooke elects to convert to common stock. Until that time, the Company agreed that any and all obligations accrued under the agreement shall bear interest of 10% per annum.

The Company is dependent on Thomas F. Cooke for his time and consultation as well as his financial support. In addition, the company is dependent on Saratoga Resources, Inc. and the continued line of credit that has been extended to the Company. Mr. Cooke is the Chairman, CEO, and the majority Shareholder of Saratoga Texas.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity

         Because Saratoga Holdings has limited cash, its independent accountants believe there is substantial doubt about its ability to continue as a going concern. A related entity, Saratoga Resources, Inc., a Texas corporation, has provided a revolving line of credit to Saratoga Holdings at an interest rate of 10% per year to cover legal, accounting, reporting, and other operating expenses. As of the date of this filing, Saratoga Holdings has borrowed $134,001 on the revolving line of credit. Saratoga Holdings anticipates that it will borrow on the line of credit in the near future and intends to repay the line of credit pursuant to the terms of the note which matures in January 2003. If Saratoga Holdings is not able to pay the lender, the lender may treat the debt as a capital contribution.

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

Results of Operations

         Saratoga Holdings reported no revenues during the nine months ended September 30, 2001 as compared to $15,000 during the nine months ended September 30, 2000. The decrease in revenue is attributed to the prior investment in accounts receivable.

         Operating expenses totaled $147,000 during the nine months ended September 30, 2001 as compared to $64,000 during the nine months ended September 30, 2000. The increase in expenses can be attributed to the agreements related to both Saratoga Texas and Thomas F. Cooke.

         During the nine months ended September 30, 2001, the Company reported interest expense of $8,000 as compared to $4,000 in interest expense during the nine months ended September 30, 2000.

         As of September 30, 2001, Saratoga Holdings has no charge-offs under its ownership or control and has no unpaid balances.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SARATOGA HOLDINGS I, INC.




                                       By: /s/ Thomas F. Cooke
                                          ----------------------------------
                                       Thomas F. Cooke
                                       Chief Executive Officer and Principal
                                       Financial Officer