Form 10KSB
period 2001-12-31
SARATOGA HOLDINGS I INC
filed 2002-04-05
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission file number 333-68213

                            SARATOGA HOLDINGS I, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Texas                                               78-2896910
-----------------------------------                     ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification Number)


                2304 Hancock Drive, Suite 5, Austin, Texas 78756
                ------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (512) 478-5717

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        --------------------           -----------------------------------------
                   None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          ------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. X

         The issuer's revenues for its most recent fiscal year ended December 31, 2001 were $-0-

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of April 1, 2002 (based upon the average bid and asked price) was $2,085,417

         The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of April 1, 2002 was 3,791,667.

         Documents Incorporated by Reference.  None.

         Transitional Small Business Issuer Format.  Yes     No   X
                                                        ----    ------

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

The Industry

         The debt collection industry exists because lenders, including banks and other credit agencies, create portfolios of past due accounts receivable from loans which have not been repaid. These past due receivables may be placed with a collection company, or they may be sold at a discount from their face value. The face value of the receivables is the total principal balance of the portfolio of receivables on the date that it was charged off or sold by the originator. The face value does not include interest which has accrued since the receivables were charged off. The price of a portfolio of receivables is determined by the age of the portfolio and by how many times it has been placed for collection. The age of receivables may range from 180 days since the date of the last payment by the debtor to seven years since the date of last payment by the debtor. Generally, the price of 180-day-old receivables that have not been placed for collection is approximately 10 cents on the principal dollar. The price for five to seven year old receivables that have been placed for collection three or more times may be as little as one-half cent on the principal dollar.

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

Customers and Suppliers

         Saratoga Holdings does not provide goods or services. An agreement with Premium Recoveries for the collection of accounts receivable terminated on December 31, 1999. Based upon the fact that there are over 6,500 collection agencies in the United States and based upon its conversations with at least two other collection agencies, Saratoga Holdings believes that it will be able to retain a new collection agency within a reasonable time period on the same or similar terms as its previous agreement with Premium Recoveries as these services are needed. Saratoga Holdings has identified several collection companies which would be candidates and has spoken with at least two of them. Saratoga Holdings does not anticipate collecting accounts receivable directly unless it acquires a licensed debt collection company through a business combination.

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

         The debt collection business is also subject to state regulation. Saratoga Holdings is not licensed as a debt collection company and does not anticipate applying for any license. However, the Company contracts with licensed debt collections companies that indemnify the Company against violation. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of debt collection companies in the future or significantly increase the cost of regulatory compliance.

Employees

         Saratoga Holdings currently has two employees, neither of which is employed on a full time. Saratoga Holdings estimates that both of its employees will devote approximately one-third or more of their time to the affairs of Saratoga Holdings.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The Company's common stock is currently traded on the OTC Electronic Bulletin Board under the symbol "SGXK". Trading in the Company's common stock is sporadic. The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period during the last two fiscal years:

                                                  High             Low
                                                 ------           -----
2001  -  Quarter ended December 31               $1.01            $0.11
         Quarter ended September 30              $0.75            $0.17
         Quarter ended June 30                   $0.9375          $0.06
         Quarter ended March 31                  $0.9375          $0.0312

2000  -  Quarter ended December 31               $0.31            $0.31
         Quarter ended September 30              $0.15            $0.15
         Quarter ended June 30                   $0.15            $0.15
         Quarter ended March 31                  $0.375           $0.375

         At April 1, 2002, the closing bid price of the Common Stock was $ 0.10. The quotations reflect inter-dealer prices without retail mark-up or mark-down and may not represent actual transactions.

         As of April 1, 2002, there were approximately 1,359 holders of record of the Common Stock of the Company.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

         Saratoga Holdings reported no revenues during the year ended December 31, 2001 as compared to $15,000 during the year ended December 31, 2000. The decrease in revenues is attributed to the Company's lack of an investment portfolio during 2001.

         Operating expenses totaled $197,000 during 2001 as compared to $84,000 during 2000.

         During 2001, the Company reported no other income, other expense of $5,000 and interest expense of $11,000 as compared to other income of $17,000, no other expense and interest expense of $5,000 during 2000.

         As of December 31, 2001, Saratoga Holdings has no charge-offs under its ownership or control and has no unpaid balances.

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

         As of the date of this filing, Saratoga Holdings has borrowed $80,000 on the revolving line of credit. Saratoga Holdings intends to repay the line of credit pursuant to the terms of the note which became due and payable in 2001. Saratoga Texas extended this line of credit for a period of twenty-four months as stated in Item 7.

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

Item 7.  Related Party Transactions

         The Company currently has limited expenses other than legal, accounting and commission which the Company intends to pay with future investments in past due accounts receivable, as more fully described in these notes. As mentioned in
Item 6, the Company has a revolving loan from a Saratoga Texas up to $80,000 during its first 18 months of operations.

         In the year 2000, the Company entered into an additional agreement to pay $5,000 per month to Saratoga Texas to manage its necessary day-to-day operations. This agreement provided for interest at the rate of 10% per annum and is documented in the Board of Director's minutes dated January 1, 2000. On January 1, 2001, the Company approved an agreement, for a period twenty-four months, under the same terms as the agreement in 2000 with the exception that executive compensation was deleted. This agreement provides for secretarial salaries, office space, telephone service, office equipment and office supplies necessary for the day-to-day operations.

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

Item 8.           Financial Statements

         The financial statements of the Company, together with the independent accountants report thereon appears herein. See Index to Financial Statements on page 8 of this report.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                         ------

Report of Independent Auditors..............................................9

Audited Financial Statements

         Balance Sheet.....................................................10

         Statement of Operations...........................................11

         Statement of Changes in Stockholder's Equity......................12

         Statement of Cash Flows...........................................13

         Notes to Financial Statements..................................14-17

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


                        Report of Independent Accountants

Stockholders
Saratoga Holdings I, Inc.

     We have audited the accompanying balance sheets of Saratoga Holdings I, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Holdings I, Inc. as of December 31, 2001 and 2000, and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited cash, working capital and available sources of financing, raising substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FASKE LAY & CO., L.L.P.
Austin, Texas

SARATOGA HOLDINGS I, INC.
BALANCE SHEET
DECEMBER 31,

--------------------------------------------------------------------------------

(in thousands, except per share amounts)

                                                                    2001            2000

Assets
Current assets:
    Cash                                                       $      1        $        -
    Investment in past due accounts receivable                        -                 -
    Organization costs, net of accumulated amortization               7                 11
                                                               -----------     -------------
                                                               $      8        $       11
                                                               ===========     =============

         Total assets

Liabilities and Stockholders' Equity

Liabilities
    Accrued expenses                                           $     24        $        7
    Accounts payable                                                 22                22
    Note payable                                                    273                80
                                                               -----------     -------------

         Total liabilities                                          319               109
                                                               -----------     -------------

Preferred stock, par value $.001; 100,000 shares
   authorized; none outstanding                                       -                 -
Common stock, par value $.001; 100,000,000 shares
   authorized 3,791,667 shares issued and outstanding                 4                 4
Additional paid-in capital                                           13                13
Retained earnings                                                   (328)             (115)
                                                               -----------     -------------

         Stockholders' Equity                                       (311)              (98)
                                                               -----------     -------------
                                                                               -------------

         Total liabilities and stockholder's equity            $      8        $       11
                                                               ===========     =============



                             See accompanying notes

SARATOGA HOLDINGS I, INC.
STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


(in thousands, except per share amounts)

                                                            Year Ended December 31,
                                                           2001                 2000
                                                      ---------------     -----------------

Net sales                                             $           -       $            15
Cost of sales                                                     -                     -
                                                      ---------------     -----------------

       Gross profit                                               -                    15

Costs and expenses
    General and administrative                                  191                    68
    Selling and marketing                                         -                     -
    Development                                                   2                    12
    Depreciation and amortization                                 4                     4
                                                      ---------------     -----------------

       Total costs and expenses                                 197                    84
                                                      ---------------     -----------------

       Income (loss) from operations                           (197)                  (69)
                                                      ---------------     -----------------

Other income (expenses)
    Interest income                                               -                     -
    Other income                                                  -                    17
    Interest expense                                            (11)                   (5)
    Other expense                                                (5)                    -
                                                      ---------------     -----------------

       Other income (expense), net                              (16)                   12
                                                      ---------------     -----------------

Net income (loss)                                     $       (213)       $          (57)
                                                      ===============     =================

Net income (loss) per share                           $      (0.06)       $        (0.01)
                                                      ===============     =================

Weighted average shares outstanding                        3,791,667             3,791,667
                                                      ===============     =================


                             See accompanying notes

SARATOGA HOLDINGS I, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

(in thousands)

                                                                 Additional                             Total
                                    Number         Common         Paid-In        Accumulated       Stockholders'
                                   of Shares        Stock         Capital          Deficit        Equity (Deficit)
                                  ------------   ------------  --------------  ----------------- -------------------


Balance at December 31, 1999            3,767    $         4   $           7   $           (58)  $             (47)
Sale of Stock                              25              -               6                                     6
                                                                               -
Net loss                                    -              -               -               (57)                (57)
                                  ------------   ------------  --------------  ----------------- -------------------
Balance at December 31, 2000            3,792              4              13              (115)                (98)
Sale of Stock                               -              -               -                -                    -
Net loss                                    -              -               -              (213)               (213)
                                  ------------   ------------  --------------  ----------------- -------------------

Balance at December 31, 2001            3,792    $         4   $          13    $          (328)  $            (311)
                                  ============   ============  ==============  ================= ===================



                             See accompanying notes

SARATOGA HOLDINGS I, INC.

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
Period from January 1, 2000 to December 31, 2001
(in thousands)


                                                            For the Years Ended December 31,
                                                              2001                    2000
                                                        ------------------     -------------------

Cash flows from operating activities:                   $           (213)      $         (57)
Net loss
Adjustments to reconcile net loss to net cash used
for operating activities:
Amortization                                                          4                    4
Changes in assets and liabilities
Past due accounts receivable collections                              -                    4
Accounts payable                                                      -                   (3)
Accrued liabilities                                                  17                    5
Organization costs                                                    -                    -
                                                        ------------------     ---------------

Net cash used for operating activities                              (192)                (47)
                                                        ------------------     ---------------

Cash flows from financing activities:
Issuance of common stock                                              -                   6
Proceeds from note payable                                          193                  41
                                                        ------------------     ---------------

Net cash provided by financing activities                           193                  47
                                                        ------------------     ---------------

Increase (decrease) in cash and cash equivalents                      1                   -

Cash and cash equivalents at beginning of year                        -                   -
                                                        ------------------     ---------------

Cash and cash equivalents at end of year                $               1      $            -
                                                        ==================     ===============

Supplemental cash flow disclosures:

Cash paid for interest                                  $               -      $            -
Cash paid for income taxes                              $               -      $            -



                             See accompanying notes

                            SARATOGA HOLDINGS I, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.   Organization and Nature of Operations

     Saratoga Holdings I, Inc. ("the Company"), a Texas corporation, is a spin-off of Saratoga Resources, Inc., a Delaware Corporation ("Saratoga Delaware"). As of December 31, 2001, Saratoga Holdings has had no charge-offs under its ownership or control. Saratoga Holdings is in the business of purchasing portfolios of accounts receivable at a discount and of collecting receivables or reselling them in the same or in differently configured portfolios.

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

2.   Summary of Significant Accounting Policies

Going Concern

     The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company had no operating activities prior to November 12, 1998 and has limited cash, working capital and available sources of financing at December 31, 2001, raising substantial doubt about the entity's ability to continue as a going concern.

Use of Estimates

     The preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                            SARATOGA HOLDINGS I, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


Comprehensive Income

     During 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"), which establishes standards for reporting comprehensive income and its components in a full set of financial statements. The adoption of Statement No. 130 did not have an affect on the Company's financial statements as the Company has no elements of comprehensive income.

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

     As of December 31, 2001 and 2000, the Company did not have any temporary differences. Accordingly, there are no deferred tax assets or liabilities recorded.

3.   Investment in Past Due Accounts Receivable

     On November 12, 1998, Saratoga Holdings acquired a portfolio of past due accounts receivable for approximately $10,300 and recorded it as cost. These receivables represent amounts previously due to various major retail businesses arising from the sale of various consumer products and are considered a concentration of credit risk due to their past-due nature. As of December 31, 2001, the Company has fully collected the cost of the investment mentioned above, and intends to invest in other receivables in the future.

4.       Preferred Stock

     Saratoga Holdings may issue preferred stock in one or more series which will have such designations, preferences, limitations and relative rights as authorized by the Board of Directors.

                            SARATOGA HOLDINGS I, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

5.       Stock Options

     On November 12, 1998, Saratoga Holdings had issued an option to a then officer of the Company to acquire 25,000 shares of its common stock at $0.50 per share which expired in November 11, 2001. As part of a litigation settlement between the Company and its former officer, Randall Johnson, this option was voided. See Note 7.

     On May 3, 2000, Saratoga Holdings issued warrant agreements for the purchase of 25,000 shares of its common stock at $0.25 per share each to the advisory board members, James F. O'Donnell, Kenneth D. Taylor, and Bryan Spiers. On May 17, 2000, James F. O'Donnell exercised his rights to purchase 25,000 shares and was issued common stock in exchange for his payment to Saratoga of $6,250. The remaining warrants issued to the board members mentioned expired on May 3, 2001.

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

                            SARATOGA HOLDINGS I, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 1999


6.       Related Party Transactions

     The Company currently has limited expenses other than legal, accounting and commission which the Company intends to pay with future investments in past due accounts receivable, as more fully described in these notes. The Company had a revolving loan from Saratoga Texas to cover legal, accounting, and reporting expenses up to $80,000 during its first 18 months of operations. The loan had an interest rate of 10% and was subject to repayment if the Company had become profitable.

     In the year 2000, the Company entered into an additional agreement to pay $5,000 per month to Saratoga Texas to manage its necessary day to day operations which provided for interest at the rate of 10% per annum and is documented in the Board of Director's minutes dated January 1, 2000. On January 1, 2001 the Company approved an agreement, for a period twenty-four months, under the same terms as the agreement in 2000 with the exception that executive compensation was deleted. This agreement provides for secretarial salaries, office space, telephone service, office equipment and office supplies necessary for the day to day operations.

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

     The Company is dependent on Thomas F. Cooke for his time and consultation as well as his financial support. In addition, the company is dependent on Saratoga Texas and the continued line of credit that has been extended to the Company. Mr. Cooke is the Chairman, CEO, and the majority Shareholder of Saratoga Texas.

 7.      Litigation

     In August 2000, the Company settled its suit alleging fraud and breach of fiduciary duty, and released any and all claims against the defendants, in the 200th Judicial District Court of Travis County , Texas, in Cause No. GN-000642 Saratoga Holdings I, Inc. et al vs. Randall B. Johnson et al.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On March 23, 2000, the Company dismissed Ernst & Young LLP as the Company's principal independent accountants.

         Ernst & Young's reports on the financial statements of the Company for the years ended December 31, 1997 and 1998 did not contain an adverse opinion or disclaimer and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the two most recent fiscal years prior to their dismissal and any subsequent interim period preceeding their dismissal, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreement(s) in connection with its reports.

         During the two most recent years prior to the dismissal and any subsequent interim period preceeding the dismissal of Ernst & Young, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

         The foregoing disclosure was reported on Form 8-K dated March 23, 2000:

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

                                    PART III

Item 10.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of Saratoga Holdings and their respective ages and positions are as follows:

         Name                   Age              Position
        -------               -------           -----------------

Thomas F. Cooke                 53           Chief Executive Officer, President,
                                             Secretary and Director

Sandra G. Smith                 53           Assistant Secretary

     Thomas F. Cooke is the sole director, chief executive officer, the president and the secretary of Saratoga Holdings. Other than the office of president, Mr. Cooke has held these positions with Saratoga Holdings since its formation on October 29, 1998; Mr. Cooke was elected to the office of president on May 1, 2000. Mr. Cooke was one of the co-founders of the Company's parent, Saratoga Resources, in 1990. Mr. Cooke has served as a Director and Chairman of the board of the parent since September of 1993, and as chief executive officer since April 1996 until Saratoga was spun off from the parent in August of 1999. Mr. Cooke is currently Chairman and Chief Executive Officer of Saratoga Resources Inc. a Texas Corporation and has held that position since April 1996. Mr. Cooke also served as chief operating officer of the former parent from 1993 to 1996. Mr. Cooke's employment by the parent was on a full-time basis prior to the formation of Saratoga Holdings. Mr. Cooke now divides his time between Saratoga Resources, Inc, a Texas Corporation and Saratoga Holdings.

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

Item 11. Executive Compensation

         Saratoga Holdings has paid no remuneration to its director or officers and does not anticipate the payment of remuneration.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

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

Name and address
of Beneficial Owner             Number of Shares      Percent Beneficially Owned
-------------------             -----------------     --------------------------

Thomas F. Cooke                     2,679,163 (1)                71.1%
2304 Hancock Drive, Suite 5
Austin, Texas 78756

Sandra Smith                          238,295 (2)                 6.3%
2000 Dairy Ashford, Suite 410
Houston, Texas 77077

Kevin M. Smith                        238,295 (3)                 6.3%
2000 Dairy Ashford, Suite 410
Houston, Texas 77077

Saratoga Resources, Inc.              458,741 (4)                12.2%
2304 Hancock Drive, Suite 5
Austin, Texas 78701

All Officers and Directors          2,917,458                    77.5%
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

Item 13. Certain Relationships and Related Transactions

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


                                     PART IV

Item 14. Exhibits and Reports on Form 8-K

(a)  Exhibits

         Number            Description
        --------          -------------

          3.1           Articles of Incorporation of the Company (1)
          3.2           Bylaws of Company (1)
------------

(1) Incorporated by reference to the Company's original registration statement on Form SB-2, filed with the Securities Exchange Commission on December 1, 1998, File No. 333-68213.

(b)  Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SARATOGA HOLDINGS I, INC.



                                      By: /s/ Thomas Cooke
                                         -----------------------------------
                                         April 5, 2002
                                         Thomas Cooke
                                         Chief Executive Officer
                                         and Sole Director (Principal
                                         Accounting and Financial Officer)