Form 10KSB/A
period 2001-12-31
SARATOGA HOLDINGS I INC
filed 2002-04-16
CIK 1074436

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  Form 10-KSB/A
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO _______

                        Commission File Number 333-68213

                            ------------------------

                            SARATOGA HOLDINGS I, INC.
             (Exact name of Registrant as specified in its charter)

             Texas                                        78-2896910
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                           2304 Hancock Drive, Suite 5
                               Austin, Texas 78756
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (512) 478-5717

       Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year ended December 31, 2001 were $-0-.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of April 1, 2002 (based upon the average bid and asked price) was $2,085,417. The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of April 1, 2002 was 3,791,667.

     Transitional Small Business Disclosure Format. YES [ ] NO [X]

     The purpose of this amendment is to clarify the reporting of Saratoga Holdings I, Inc. (the "Company"). In past filings, the Company has mistakenly indicated on its filings with the Securities and Exchange Commission that it has securities registered under Section 12(g) of the Exchange Act. The Company does not have any class of securities registered under Section 12 of the Exchange Act, and, instead, reports pursuant to Section 15(d) of the Exchange Act.


            [The remainder of this page is intentionally left blank]

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SARATOGA HOLDINGS I, INC.


                                       by:      /s/ Thomas Cooke
                                               ---------------------------------
                                               Thomas Cooke
                                               Chief Executive Officer
                                               and Sole Director (Principal
                                               Accounting and Financial Officer)
April 16, 2002