Form 10QSB
period 2002-03-31
SARATOGA HOLDINGS I INC
filed 2002-05-16
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2002

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                        Commission file number 333-68213

                            SARATOGA HOLDINGS I, INC.
        ----------------------------------------------------------------
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

         State the number of shares outstanding of the Issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of April 29, 2002: 4,339,085 shares
                ---------

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                            SARATOGA HOLDINGS I, INC.
                            -------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


         Balance Sheets as of March 31, 2002 and 2001.........................3

         Statements of Operations for the Three months
         ended March 31, 2002 and 2001........................................4

         Statement of Changes in Stockholders' Equity for the period
         From December 31, 2000 to March 31, 2002.............................5

         Statements of Cash Flows for the Three months ended
         March 31, 2002 and 2001..............................................6

         Notes to Financial Statements........................................7

         Item 2.  Management's Discussion and Analysis or
                           Plan of Operations................................13

SARATOGA HOLDINGS I, INC.
BALANCE SHEET (unaudited)
--------------------------------------------------------------------------------
MARCH 31,
(in thousands, except per share amounts)

                                                           2002         2001
                                                        ----------   ----------
Assets
Current assets:
  Cash                                                  $       --   $       --
  Investment in past due accounts receivable                    --           --
  Organization costs, net of accumulated amortization            7           10
                                                        ----------   ----------

Total assets                                            $        7   $       10
                                                        ==========   ==========

Liabilities and Stockholders' Equity

Liabilities:
  Accrued expenses                                      $       32   $       10
  Accounts payable                                              44           22
  Note payable                                                 318           96
                                                        ----------   ----------

Total liabilities                                              394          128
                                                        ----------   ----------

Preferred stock, par value $.001; 100,000 shares
authorized; none outstanding                                    --           --
Common stock, par value $.001; 100,000,000 shares
authorized 3,791,667 shares issued and outstanding               4            4
Additional paid-in capital                                      13           13
Retained earnings                                             (404)        (135)
                                                        ----------   ----------

Stockholders' Equity                                          (387)        (118)
                                                        ----------   ----------

Total liabilities and stockholders' equity              $        7   $       10
                                                        ==========   ==========

                             See accompanying notes

SARATOGA HOLDINGS I, INC.
STATEMENTS OF OPERATIONS (unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share amounts)

                                                   Three months ended March 31,
                                                  -----------------------------
                                                     2002               2001
                                                  -----------       -----------

Net sales                                         $        --       $        --
Cost of sales                                              --                --
                                                  -----------       -----------

Gross profit                                               --

Costs and expenses
  General and administrative                               71                17
  Selling and marketing                                    --                --
  Development                                              --                --
  Depreciation and amortization                             1                 1
                                                  -----------       -----------

Total costs and expenses                                   72                18
                                                  -----------       -----------

Income (loss) from operations                             (72)              (18)
                                                  -----------       -----------

Other income (expenses)
  Interest income                                          --                --
  Other income                                             --                --
  Interest expense                                         (4)               (2)
                                                  -----------       -----------

Other income (expense), net                                (4)               (2)
                                                  -----------       -----------

Net income (loss)                                 $       (76)      $       (20)
                                                  ===========       ===========

Net income (loss) per share                       $     (0.02)      $     (0.01)
                                                  ===========       ===========

Weighted average shares outstanding                 3,791,667         3,791,667
                                                  ===========       ===========

                             See accompanying notes

SARATOGA HOLDINGS I, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
--------------------------------------------------------------------------------

(in thousands)

                                                                                         Total
                                                            Additional               Stockholders'
                                   Number        Common      Paid-In     Accumulated    Equity
                                  of Shares      Stock       Capital       Deficit     (Deficit)
                                  ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2000           3,792   $        4   $       13   $     (115)  $      (98)
Sale of Stock                             --           --           --           --           --
Net loss                                  --           --           --         (213)        (213)
                                  ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2001           3,792            4           13         (328)        (311)
Sale of Stock                             --           --           --           --           --
Net loss                                  --           --           --          (76)         (76)
                                  ----------   ----------   ----------   ----------   ----------

Balance at March 31, 2002              3,792   $        4   $       13   $     (404)  $     (387)
                                  ==========   ==========   ==========   ==========   ==========

                             See accompanying notes

SARATOGA HOLDINGS I, INC.
STATEMENT OF CASH FLOWS (unaudited)
--------------------------------------------------------------------------------

Periods from January 1 to March 31
(in thousands)

                                                           Three months
                                                          ended March 31,
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------

Cash flows from operating activities:
Net loss                                              $      (76)  $      (20)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Amortization                                                 1            1
Changes in assets and liabilities:
  Accounts payable                                            22           --
  Accrued liabilities                                          7            3
                                                      ----------   ----------

Net cash used for operating activities                       (46)         (16)
                                                      ----------   ----------

Cash flows from financing activities:
Proceeds from note payable                                    45           16
                                                      ----------   ----------

Net cash provided by financing activities                     45           16
                                                      ----------   ----------

(Decrease) increase in cash and cash equivalents              (1)          --

Cash and cash equivalents at beginning of period               1           --
                                                      ----------   ----------

Cash and cash equivalents at end of period            $       --   $       --
                                                      ==========   ==========

Supplemental cash flow disclosures:

Cash paid for interest                                $       --   $       --

Cash paid for income taxes                            $       --   $       --


                             See accompanying notes

                            SARATOGA HOLDINGS I, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

1. ORGANIZATION AND NATURE OF OPERATIONS

Saratoga Holdings I, Inc. ("the Company"), a Texas corporation, is a spin-off of Saratoga Resources, Inc., a Delaware Corporation ("Saratoga Delaware"). As of March 31, 2002, Saratoga Holdings has had no charge-offs under its ownership or control. Saratoga Holdings is in the business of purchasing portfolios of accounts receivable at a discount and of collecting receivables or reselling them in the same or in differently configured portfolios.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company had no operating activities prior to November 12, 1998 and has limited cash, working capital and available sources of financing at March 31, 2002, raising substantial doubt about the entity's ability to continue as a going concern.

Use of Estimates

The preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                             MARCH 31, 2002 AND 2001

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

As of March 31, 2002 and 2001, the Company did not have any temporary differences. Accordingly, there are no deferred tax assets or liabilities recorded.

3. PREFERRED STOCK

Saratoga Holdings may issue preferred stock in one or more series which will have such designations, preferences, limitations and relative rights as authorized by the Board of Directors.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                             MARCH 31, 2002 AND 2001

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

Pro forma information regarding net income and income per share is required by Statement of Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value of these options was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 2002 and 2001: a risk-free interest rate of approximately 6%; a dividend yield of 0% and a weighted-average expected life of three years.

The minimum value option valuation model results in an option value similar to the option value that would result from using the Black-Scholes option valuation model with a near zero volatility.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma compensation expense for 2002 and 2001 was not material.

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                             MARCH 31, 2002 AND 2001

5. RELATED PARTY TRANSACTIONS

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

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                             MARCH 31, 2002 AND 2001

6. SUBSEQUENT EVENTS

On April 25, 2002 the Company filed an S-8 registering 522,418 shares (pre-reverse stock split), representing 223,236 shares (post-reverse stock split) of the Company's common stock. On April 30, 2002, the shareholders of the Company reserved 3,000,000 shares (post-reverse stock split) for issuance under the Plan mentioned in (4) below.

Prior to April 30, 2002, 522,418 shares (pre-reverse stock split) representing 223,236 shares (post-reverse stock split) of the Company's common stock under the Plan were issued to their consultants and registered pursuant to the S-8 filed April 25, 2002.

On April 29, 2002, the Company issued 25,000 shares of its common stock to Kenneth Taylor in consideration of his services as a member of the Company's advisory board.

On April 30, 2002, certain shareholders of Agence 21, Inc., a privately owned Delaware corporation ("Agence"), acquired control of the Company pursuant to a share exchange and a vote of shareholders by the Company approving election to the Board of Directors four individuals designated by Agence. Control of the Company was assumed from Thomas F. Cooke ("Mr.Cooke") who, prior to the exchange, controlled approximately 65% of its outstanding stock and was its sole director. In connection with the exchange, Mr. Cooke voluntarily resigned from the Company's Board of Directors and as its sole officer.

On April 29, 2002, in connection with the exchange, the Company issued 30,247,360 shares of common stock to A21 Acquisition, LLC, a wholly owned subsidiary of the Company ("A21 Acquisition").

On April 30, 2002, at a special meeting of shareholders of the Company, more than 65% of its shareholders approved, among other things, the following:

(1) an amendment to the Company's Articles of Incorporation, effective April 30, 2002, effecting a 2.3402:1 reverse stock split of its common stock, therein reducing the amount of outstanding common stock immediately after giving effect to the reverse split to approximately 14,779,267 shares, of which 12,925,117 represented those shares issued by the Company to A21 Acquisition in connection with the share exchange;

(2) an amendment to the Company's Articles of Incorporation changing their legal name from "Saratoga Holdings I, Inc." to "a21 Group, Inc.";

                            SARATOGA HOLDINGS I, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                             MARCH 31, 2002 AND 2001

6. SUBSEQUENT EVENTS - Continued

(3) an amendment to the Company's Articles of Incorporation increasing the number Board of Directors from one member to up to eleven members, and set the initial amount of Board of Directors at four members, until subsequently changed by Board, as: Luke Allen, Vincent C. Butta, Thomas V. Butta, and Albert H. Pleus;

(4) adoption of the 2002 Board of Directors and the Officer's and Consultant's Stock Option, Warrant, and Award Plan (the "Plan"), and the reservation for issuance of 7,020,600 shares of pre-reverse split common stock under the Plan, representing 3,000,000 shares of post-reverse split of a21 Group, Inc common stock;

(5)  the change of the ticker symbol of the Company from "SGXK" to "ATWO"; and

(6) the change of domicile of the Company from Texas to Delaware, effective upon actions taken by Mr. Cooke necessary to effect this change.

As of the current date, the Company's name is "a21, Inc." as the name "a21 Group, Inc." was not available in Texas, and their common stock under the new symbol "ATWO" continues to trade on the over the counter bulletin board.

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

As of the date of this filing, Saratoga Holdings has borrowed $80,000 on the revolving line of credit. Saratoga Holdings anticipates that it will borrow on the line of credit in the near future and intends to repay the line of credit pursuant to the terms of the note which became due and payable on April 11, 2001. Saratoga Holdings and Saratoga Resources agreed to extend the agreement and expanded the line of credit. Since expanding the line of credit, Saratoga Holdings has borrowed an additional $87,551.

Results of Operations

Saratoga Holdings reported revenues of $0 during the three months ended March 31, 2002 as compared to $0 during the three months ended March 31, 2001.

Operating expenses totaled $72,000 during the three months ended March 31, 2002 as compared to $18,000 during the three months ended March 31, 2001. The increase in expenses was caused by the consulting agreement implemented since June of 2001 and the recognition of legal fees during the first quarter of 2002.

During the three months ended March 31, 2002, the Company reported interest expense of $4,000 as compared to $2,000 in interest expense in the three months ended March 31, 2001.

As of March 31, 2002, Saratoga Holdings has no charge-offs under its ownership or control and has no unpaid balances.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SARATOGA HOLDINGS I, INC.



                                       By: /s/ THOMAS F. COOKE
                                           -------------------------------------
                                           Thomas F. Cooke
                                           Duly Authorized Former
                                           Chief Executive Officer and Principal
                                           Financial Officer