Form 10QSB
period 2002-06-30
A21 INC
filed 2002-09-13
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934



                        Commission file number: 333-68213


                                    a21, Inc.
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                78-2896910

(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)




                        One Embarcadero Center, Suite 500
                         San Francisco, California 94111
                       ----------------------------------
                    (Address of principal executive offices)

                                 (415) 284-2121
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           12,339,964 shares of common stock as of September 9, 2002.


Transitional Small Business Disclosure Form      Yes         No   x
                                                     ----       -----

                                   FORM 10-QSB

                                      INDEX

                                                                    Page Number

PART I.      FINANCIAL INFORMATION

Item 1.
Financial Statements (Unaudited)

             Consolidated Balance Sheet as of June 30, 2002              F-1

             Consolidated Statements of Operations for the three
             and six months ended June 30, 2002 and June 30, 2001,
             and the period from September 19, 2000
             (Date of Inception) to June 30, 2002                        F-2

             Consolidated Statements of Cash Flows for months ended
             June 30, 2002 and June 30, 2001, and the period from
             September 19, 2000 (Date of Inception) to June 30, 2002     F-3

             Notes to Consolidated Financial Statements                  F-4 -F6


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   F-7 -F9



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in Securities and Use of Proceeds

Item 3.       Default Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Securitiy Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES
                           a21, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002


                                     ASSETS

CASH                                                                                      $                87,807
PROPERTY AND EQUIPMENT - net                                                                               76,726
WEBSITE DEVELOPMENT COSTS                                                                                 810,595
INVESTMENT                                                                                                190,000
OTHER ASSETS                                                                                                1,653
                                                                                             ---------------------
                                                                                          $             1,166,781
                                                                                             =====================

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                                    $               324,160
      Accrued wages and payroll taxes                                                                   1,582,433
      Accrued expenses and other current liabilities                                                      215,484
      Notes payable - shareholders                                                                        269,500
      Convertible notes payable                                                                           365,000
                                                                                             ---------------------
        TOTAL CURRENT LIABILITIES                                                                       2,756,577
                                                                                             ---------------------

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
      Preferred stock, $.001 par value,  100,000 shares authorized,
        no shares issued and outstanding                                                                        -
      Common stock, $.001 par value,  100,000,000 shares authorized,
        11,099,493 shares issued and outstanding                                                           11,099
      Additional paid-in capital                                                                        1,529,381
      Deficit accumulated during the development stage                                                 (3,130,276)
                                                                                             ---------------------
        TOTAL SHAREHOLDERS' DEFICIT                                                                    (1,589,796)
                                                                                             ---------------------
                                                                                          $             1,166,781
                                                                                             =====================


    The accompanying notes are an integral part of this financial statement.

                           a21, INC. AND SUBSIDIARIES
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                           Cumulative During
                                                Three months ended June 30,   Six months ended June 30,    the Development Stage
                                              ----------------------------    ---------------------------  (September 19, 2000
                                                 2002            2001            2002           2001       to June 30, 2002)
                                              ------------   -------------    ------------  -------------  -------------------




REVENUE                                     $           -  $            -    $          -  $           -  $                 -

EXPENSES:
    Research and development                       54,118          56,833          95,979         96,796              354,557
    General and administrative                    458,869         325,738         678,005        646,919            2,613,549
    Depreciation and amortization                  14,578          14,400          29,154         28,799              104,990
    Interest expense, net                          18,275           5,678          31,136          7,725               57,180
                                              ------------   -------------    ------------  -------------  -------------------
       TOTAL EXPENSES                             545,840         402,649         834,274        780,239            3,130,276
                                              ------------   -------------    ------------  -------------  -------------------

NET LOSS                                    $    (545,840) $     (402,649)   $   (834,274) $    (780,239) $        (3,130,276)
                                              ============   =============    ============  =============  ===================
NET LOSS PER SHARE, BASIC AND DILUTED               (0.05) $        (0.07)   $      (0.10) $       (0.13)
                                              ============   =============    ============  =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED          10,174,109       6,028,667       8,728,492      6,050,678
                                              ============   =============    ============  =============





    The accompanying notes are an integral part of this financial statement.

                           a21, INC. AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                Cumulative During
                                                                                                              the Development Stage
                                                                             Six months ended June 30,         (September 19, 2000
                                                                          ---------------------------------
                                                                                2002              2001            June 30, 2002)
                                                                          ---------------   ---------------   ----------------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                    $       (834,274) $       (780,239) $            (3,130,277)
            Adjustments to reconcile net loss to net cash
              used in operating activities:
               Depreciation and amortization                                      29,154            28,799                  104,990
               Write-off of advance to shareholder                                     -                 -                  161,618
               Common stock issued for services and compensation                 207,000            10,000                  234,250

            Changes in current assets and liabilities:
              Rent deposits                                                            -                 -                   (1,653)
              Advances to shareholders                                                 -          (145,174)                (161,618)
              Accounts payable                                                    31,063            36,758                  324,161
              Accrued wages and payroll taxes                                    440,243           501,061                1,582,434
              Accrued expenses and other current liabilities                      74,980             8,929                  215,484
                                                                          ---------------   ---------------   ----------------------
          NET CASH USED IN OPERATING ACTIVITIES                                  (51,834)         (339,866)                (670,611)
                                                                          ---------------   ---------------   ----------------------
          CASH FLOWS FROM INVESTING ACTIVITIES:
              Acquisition of property and equipment                                    -            (4,245)                 (13,631)
              Website development                                               (240,763)         (312,447)                (810,595)
                                                                          ---------------   ---------------   ----------------------
          CASH USED IN INVESTING ACTIVITIES                                     (240,763)         (316,692)                (824,226)
                                                                          ---------------   ---------------   ----------------------
          CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from  notes payable                                       195,000           330,000                  334,500
              Repayment of notes payable                                         (65,000)                -                  (65,000)
              Proceeds from convertible notes payable                                  -                 -                  196,915
              Proceeds from exercised warrants for common stock                   37,500                 -                   37,500
              Sales of common stock                                              203,000                 -                  278,729
              Sales of preferred stock                                                 -           325,000                  800,000
                                                                          ---------------   ---------------   ----------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                              370,500           655,000                1,582,644
                                                                          ---------------   ---------------   ----------------------
          NET INCREASE (DECREASE) IN CASH                                         77,903            (1,558)                  87,807

         CASH AT BEGINNING OF YEAR                                                 9,904           178,757                        -
                                                                          ---------------   ---------------   ----------------------
          CASH AT END OF PERIOD                                          $        87,807  $        177,199  $                87,807
                                                                          ===============   ===============   ======================

               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

            NON-CASH FINANCING AND INVESTING ACTIVITIES:
                 Issuance of common stock for investment in
                       AdPad preferred stock                            $        100,000  $              -  $               190,000
                                                                          ===============   ===============   ======================
                  Issuance of common stock for property and equipment    $             -  $        168,085  $               168,085
                                                                          ===============   ===============   ======================


    The accompanying notes are an integral part of this financial statement.

                           a21, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the six months ended June 30, 2002 are not necessarily indicative of the result that may be expected for the year ending December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001 included in an 8-K/A filed on September 13, 2002.


         2.       FINANCIAL TRANSACTIONS

         Reverse Acquisition

         On April 18, 2002, Agence 21, Inc. ("Agence") entered into an exchange agreement with Saratoga Holdings I, Inc. ("Saratoga"), a Texas corporation and a publicly traded company, and A21 Acquisition LLC, ("A21 Acquisition") a wholly owned subsidiary of Saratoga. Prior to the closing of the exchange, A21 Acquisition held 12,925,118 shares of Saratoga, its parent company, which represented 87.43% of Saratoga's outstanding common stock.

         On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of 3 shares of Agence for each share of common stock of Saratoga held by A21 Acquisition. Total shares issued to Agence 's shareholders, 9,245,343 shares, represent 83.27% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly owned subsidiary of Saratoga, will be retired. The minority shareholders hold 4,887,500 shares of common stock of Agence.

         The holders of a majority of all outstanding options and warrants of Agence agreed to terms of the exchange agreement.

         The exchange will be accounted for as a reverse acquisition under the purchase method of accounting, since the former shareholders of Agence will own a majority of the outstanding common stock of Saratoga. Accordingly, the combination of Agence and Saratoga will be recorded as a recapitalization of Agence pursuant to which Agence will be treated as the continuing entity for accounting purposes and the historical financial statements will be those of Agence. Upon the closing of the reverse acquisition, Agence and A21 Acquisition will continue to operate as wholly owned subsidiaries of Saratoga.

         Effective with the closing of the exchange, Saratoga changed its name to a21, Inc. The common stock of a21, Inc. trades under the symbol ATWO on the OTC bulletin board.

         Issuance of Common Stock, Options and Warrants

         In April 2002, Agence issued 1,000,000 shares of common stock (pre-acquisition) to certain advisors of Agence in exchange for 83,334 shares of Series A Preferred Stock of AdPads Corporation held by the advisors. The Series A Preferred Stock is convertible into 10,000,080 shares of common stock of AdPads Corporation. Agence valued the consideration received at a $50,000 cost based on the estimated fair market value of Agence's common stock.

         In April 2002, warrants were exercised for 750,000 shares of common stock (pre-acquisition) of Agence at $.05 per share. Agence received $37,500 in cash as consideration.

         In May 2002, the Company issued 166,163 shares of its common stock (post-acquisition) to the investment banker providing services in connection with the reverse acquisition. Services from the investment banking firm have been valued at $42,000 based on the estimated fair market value of the shares.

         In May 2002, the Company issued 100,000 shares of its common stock (post-acquisition) to the Company's primary legal professionals for services to the Company valued at $45,000 based on the estimated fair market value of the shares.

         In June 2002, the Company issued 345,000 shares of its common stock (post-acquisition) to outside investors for cash consideration in the amount of $203,000.

         In June 2002, the Company granted warrants for the purchase of 187,500 shares of the Company's common stock (post-acquisition) to certain investors of the Company at exercise prices of $.75 and $1.25 per share.

         Additional Financing

         During the six months ended June 30, 2002, the Company raised additional working capital by issuing notes payable in the amount of $195,000. The notes payable are due to shareholders.

3.       SUBSEQUENT EVENTS

         Convertible Notes Payable

         In August 2002, per the agreements, the Company exercised its option to convert notes payable in the amount of $365,000, plus accrued interest of $54,047 into 228,768 shares of post acquisition common stock of a21, Inc.

         Other Notes Payable

         In August 2002, the Company entered into agreements to convert certain other notes payable in the amount of $130,000, plus accrued interest of $20,618, into 251,031 shares of post acquisition common stock of a21, Inc., based on the estimated fair market value of the shares.

         Issuance of Common Stock, Options and Warrants

         In July 2002, the Company issued 50,000 shares of its common stock (post-acquisition) to the Company's primary legal professionals for services to the Company valued at $43,000 based on the estimated fair market value of the shares.

         On August 1, 2002, the Company entered into an agreement with an investment banking firm for the purpose of providing the Company with financial consulting services, investment banking and management consulting services. As part of the consideration for this agreement, the Company has issued 100,000 shares of its common stock (post-acquisition) and has agreed to issue an additional 100,000 shares of common stock (post-acquisition), subject to certain contingencies at future dates. The cost of the services to be performed will be determined at the market price of the common stock on the date of issuance. In addition, the Company has agreed to issue warrants to purchase 200,000 shares of the Company's common stock (post-acquisition) at exercise prices ranging from $1.25 to $1.75 per share.

         The Company adopted a Stock Option, Stock Warrant and Stock Award Plan ("the Stock Plan"). The purpose of the Stock Plan is to maintain the ability of the Company and its subsidiaries to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company and its subsidiaries. In addition the Stock Plan is intended to encourage ownership of common stock of the Company by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company's business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Reverse Acquisition with Saratoga Holdings, Inc.

a21, Inc. ("the Company"), formerly known as Saratoga Holdings I, Inc. ("Saratoga") was incorporated in October 1998 and is currently developing technology and infrastructure to be engaged in the business of providing photographers and photography agencies with a full range of marketing, distribution, editorial and other business services. The Company will support the digitization and delivery of images through its electronic infrastructure, while its technology platform will support scanning and conversion of print quality digital images, digital watermarking, electronic payment and settlement and provide associated digital asset management. Marketing services will include artist promotions, exhibitions and fine art print sales. The Company may also acquire or structure joint ventures with other companies that expedite its assimilation of content and/or infrastructure to support the Company's business.

On April 18, 2002, Agence 21, Inc. ("Agence") entered into an exchange agreement with Saratoga, a publicly traded company, and A21 Acquisition LLC, "A21 Acquisition" a wholly owned subsidiary of Saratoga. Prior to the closing of the exchange, A21 Acquisition held 12,925,118 shares of Saratoga, its parent company, which represented 87.43% of Saratoga's outstanding common stock.

On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of 3 shares of the Agence for each share of common stock of Saratoga held by A21 Acquisition. The total shares issued to Agence's shareholders, 9,245,343 shares, will represent 83.27% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly owned subsidiary of Saratoga, will be retired.

The holders of a majority of all outstanding options and warrants of the Company agreed to terms of the exchange agreement.

The exchange was accounted for as a reverse acquisition under the purchase method of accounting, since the former shareholders of Agence owned a majority of the outstanding common stock of Saratoga. Accordingly, the combination of Agence and Saratoga was recorded as a recapitalization of Agence pursuant to which Agence will be treated as the continuing entity for accounting purposes and the historical financial statements are those of Agence. Upon the closing of the reverse acquisition, A21 Acquisition and Agence continue to operate as wholly owned subsidiaries of a21, Inc., formerly known as Saratoga.

Effective with the closing of the exchange, Saratoga changed its name to a21, Inc.

Therefore, based on the above transaction, we have provided management's discussion and analysis of financial condition and results of operations for the Company.

Results of Operations

Three Months Ended June 30, 2002 vs. June 30, 2001

For the three months ended June 30, 2002, Agence21, Inc. (the "Company") was in the development stage as it was last year for the period ended June 30, 2001, while the Company built its business plan, raised capital, recruited a management team, and sources for potential acquisitions. Research and development costs for this quarter were $54,118 compared to $56,833 in 2001. The Company incurred general and administrative costs of $458,869 and had an operating loss of $555,840 this quarter compared to general and administrative costs of $325,738 and an operating loss of $402,649 during last year's corresponding quarter. Depreciation expense for the three months ended June 30, 2002 was $14,578 compared to $14,400 for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 vs. June 30, 2001

For the six months ended June 30, 2002, the Company was in the development stage as it was last year for the six months ended June 30, 2001, while the Company built its business plan, raised capital, recruited a management team, and sourced for potential acquisitions. Research and development costs for the current six month period were $95,979 compared to $96,796 in the six month period in 2001. The Company incurred general and administrative costs of $678,005 and had an operating loss of $834,274 for the current period compared to general and administrative costs of $646,919 and an operating loss of $780,239 during last year's period. Depreciation expense for the six months ended June 30, 2002 was $29,154 compared to $28,799 for the six months ended June 30, 2001.


Liquidity and Capital Resources

During the six month period ended June 30, 2002, the Company's working capital decreased by $598,381 from a working capital deficit of $2,070,389 at December 31, 2001, to a deficit of $2,668,770 at June 30, 2002. At June 30, 2002, cash totaled $87,807. Accounts payable increased by $31,063. Accrued expenses and other current liabilities increased by $515,223, reflecting an increase in accrued payroll and other expenses.

The Company's current capital resources are not sufficient to support the existing and anticipated levels of business for the next twelve months. The Company has been funding its operations through an increase in accounts payable and accrued expenses in addition to capital that it has raised in the form of notes, convertible notes and equity. The Company has experienced cash shortages and an inability to pay its obligations from time to time in 2002. A significant portion of its current liabilities is past due. These conditions raise doubt about the Company's ability to continue as a going concern. The Company will have to raise additional capital in order to meet its current and future obligations. While management has plans to address these issues, there is no guarantee that management will be successful in their resolution.

Management's plans with respect to these matters include restructuring debt, including current liabilities, through the issuance of common stock and entering into forbearance agreements, continuing to defer certain employee compensation as well as payment of amounts due to affiliates for past due obligations. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through future issuance of stock and/or debentures in order to develop a viable business. The Company has found it necessary to implement severe cost cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks; thus, reducing the Company's financial requirements for the exploitation of its intellectual properties. Additionally, the Company may focus on acquisitions to build the content and/or infrastructure to support the Company's business. There can be no assurance that such acquisitions will be available on terms that are favorable to the Company.

The Company has been able to finance its operations by raising capital through the private placement of common and preferred stock, convertible debt and notes.

During the three month period ended June 30, 2002, the Company raised a total of $290,500: $203,000 through the issuance of 345,000 common shares (post-acquisition), $37,500 through the issuance of 750,000 common shares (pre-acquisition), and $50,000 in notes with shareholders and affiliates of the Company. In March 2002, the Company also issued 1,000,000 shares of common stock (pre-acquisition) to certain advisors of the Company in exchange for 83,334 shares of Series A Preferred Stock of AdPads Corporation held by the advisors. The Series A Preferred Stock is convertible into 10,000,080 shares of common stock of AdPads Corporation. The Company has valued the consideration received at $50,000. During the three months ended June 30, 2001, the Company raised a total of $155,000: $130,000 in notes from shareholders of the Company and $25,000 by issuing 50,000 shares of its $.001 par value preferred stock.

During the six month period ended June 30, 2002, the Company raised a total of $435,500: $203,000 though the issuance of 345,000 common shares (post-acquisition), $37,500 through the issuance of 750,000 common shares (pre-acquisition), and $195,000 in notes with shareholders and affiliates of the Company. In March and April 2002, the Company issued 2,000,000 shares of common stock (pre-acquisition) to certain advisors of the Company in exchange for 166,668 shares of Series A Preferred Stock of AdPads Corporation held by the advisors. The Series A Preferred Stock is convertible into 20,000,160 shares of common stock of AdPads Corporation. The Company has valued the consideration received at $100,000. During the six months ended June 30, 2001, the Company raised a total of $655,000: $330,000 in notes from shareholders of the Company and $325,000 by issuing 550,000 shares of its $.001 par value preferred stock to investors.


In December 2001, the Company issued 3,000,000 common shares to AdPads Corporation ("AdPads") in exchange for 125,000 shares of Series B Preferred stock of AdPads Corporation which are convertible into 400 AdPads common shares for every Series B Preferred share. Three of the executives of AdPads became advisors to the Company. In March and April of 2002, two of the executives of AdPads became shareholders of the Company. In February 2002, the Company borrowed $120,000 from AdPads, which is due December 31, 2002, and accrues interest at 14% per annum. In February 2002, the Vice Chairman of the Company became an executive of a subsidiary of AdPads and later became a shareholder. In March of 2002, the Chairman of the Company became a member of the Board of Directors and a shareholder of AdPads.

Certain Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this prospectus. The Company's future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting the Company's industry, lack of growth in the Company's end-markets, the Company's ability to comply with government regulations, the Company's limited operating history, failure to manage its business, and the Company's ability to sell both new and existing products at a profitable yet competitive price.

The industry in which the Company operates is highly competitive and the Company expects such competition to continue in the future. Most of the Company's competitors are larger than the Company and have substantially greater financial, technical, and marketing resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings.

              Not Applicable.

Item 2.       Changes in Securities and Use of Proceeds.

              Not Applicable.

Item 3.       Default Upon Senior Securities.

              Not Applicable.

Item 4.       Submission of Matters to a Vote of Securitiy Holders.

              Not Applicable.

Item 5.       Other Information.

              Not Applicable.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   99.1 Certification of Haim Ariav, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   99.2 Certification of Albert Pleus, Chairman (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


              (b) Reports on Form 8-K

                           The Company filed a Form 8-K/A on September 13, 2002 containing the financial information required by Item 7.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                                     a21,INC.

Date: September 13, 2002                    By: /s/ Haim Ariav
                                                --------------------------------
                                                    Haim Ariav.
                                                    President
                                                   (Principal Executive Officer)

Date: September 13, 2002                    By:  /s/ Albert Pleus
                                                --------------------------------
                                                     Albert Pleus
                                                     Chairman
                                                     (Principal Accounting and
                                                     Financial Officer)

                                 CERTIFICATIONS


I, Haim Ariav, certify that:


1. I have reviewed this quarterly report on Form 10-Q of a21, Inc;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 13, 2002




-----------------------
Haim Ariav, President
(Principal Executive Officer)

I, Albert Pleus, certify that:


1. I have reviewed this quarterly report on Form 10-Q of a21, Inc;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 13, 2002




-----------------------
Albert Pleus, Chairman
(Principal Financial Officer)

                                                                    Exhibit 99.1
                                    a21, Inc
                        One Embarcadero Center, Suite 500
                         San Francisco, California 94111
                                 (415) 284-2121




                             CERTICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of a21, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Haim Ariav, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


-------------------
Haim Ariav, President
(Principal Financial Officer)

                                                                    Exhibit 99.2
                                    a21, Inc
                        One Embarcadero Center, Suite 500
                         San Francisco, California 94111
                                 (415) 284-2121




                             CERTICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of a21, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Pleus, Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


-------------------
Albert Pleus, Chairman
(Principal Executive Officer)