Form 10QSB
period 2002-09-30
A21 INC
filed 2002-11-20
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission file number: 333-68213


                                    a21, Inc.
        (Exact name of small business issuer as specified in its charter)


         Texas                                                74-2896910
         -----                                               ------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


                        One Embarcadero Center, Suite 500
                         San Francisco, California 94111
                    (Address of principal executive offices)

                                 (415) 284-2121
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x ____ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           12,961,014 shares of common stock as of November 14, 2002.


Transitional Small Business Disclosure Form      Yes         No   x
                                                     ----       -----
                                    a21, Inc.

                                   FORM 10-QSB

                                      INDEX



                                                                     Page Number

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet as of September 30, 2002              1


             Consolidated Statements of Operations for the three and          2
             nine months ended September 30, 2002 and 2001 and for the period from September 19, 2000 (Date of Inception) to September 30, 2002

             Consolidated Statements of Cash Flows for nine months ended      3
             September 30, 2002 and 2001 and for the period from September 19, 2000 (Date of Inception) to September 30, 2002


             Notes to  Consolidated Financial Statements                      4

Item 2.      Management's Discussion and Analysis of Financial Condition      9
             and Results of Operations


Item 3.      Controls and Procedures                                         12


         PART II.          OTHER INFORMATION

Item 1.       Legal Proceedings                                              12

Item 2.       Changes in Securities and Use of Proceeds                      12

Item 3.       Default Upon Senior Securities                                 13

Item 4.       Submission of Matters to a Vote of Security Holders            13

Item 5.       Other Information                                              13

Item 6.       Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                   14
                           a21, Inc. and Subsidiaries
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
        Cash                                                                              $                 8,995
        Other Receivables                                                                                  21,500
                                                                                             ---------------------
        TOTAL CURRENT ASSETS                                                                               30,495
                                                                                             ---------------------
PROPERTY AND EQUIPMENT - net                                                                               67,111
WEBSITE DEVELOPMENT COSTS                                                                                 842,670
INVESTMENT                                                                                                190,000
                                                                                             ---------------------
                                                                                          $             1,130,276
            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                    $               461,468
      Accrued wages and payroll taxes                                                                     390,861
      Accrued expenses and other current liabilities                                                       12,496
      Notes payable - shareholders                                                                        159,500
                                                                                             ---------------------
        TOTAL CURRENT LIABILITIES                                                                       1,024,325
                                                                                             ---------------------


COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred stock, $.001 par value,  100,000 shares authorized,
        no shares issued and outstanding                                                              -
      Common stock, $.001 par value,  40,000,000 shares authorized,
        12,680,364 issued and outstanding                                                                  12,680
      Additional paid-in capital                                                                        3,850,796
      Deficit accumulated during the development stage                                                 (3,757,525)
                                                                                             ---------------------
        TOTAL SHAREHOLDERS' EQUITY                                                                        105,951
                                                                                             ---------------------
                                                                                          $             1,130,276
                                                                                             =====================



    The accompanying notes are an integral part of this financial statement.

                           a21, Inc. and Subsidiaries
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three months ended               Nine months ended          Cumulative During
                                                       September 30,                    September 30,          the Development Stage
                                               -------------------------------  -----------------------------  (September 19, 2000
                                                  2002            2001           2002             2001        to September 30, 2002)
                                               -------------   ---------------  ------------   --------------  ---------------------

REVENUE                                      $         -  $              -  $            -  $              -  $          -

EXPENSES:
    Research and development                      53,154            97,140         149,133           193,936       407,712
    Selling, general and administrative          546,216           548,034       1,224,221         1,194,953     3,159,765
    Depreciation and amortization                  9,616            16,358          38,770            45,157       114,606
    Interest expense, net                         18,262             8,664          49,398            16,389        75,442
                                               ----------   ---------------  --------------   ---------------  ------------

       TOTAL EXPENSES                            627,248           670,196       1,461,522         1,450,435     3,757,525

                                               ----------   ---------------  --------------   ---------------  ------------

NET LOSS                                     $  (627,248) $       (670,196) $   (1,461,522) $     (1,450,435) $ (3,757,525)
                                               ==========   ===============  ==============   ===============  ============
NET LOSS PER SHARE, BASIC AND DILUTED        $     (0.05) $          (0.11) $        (0.15) $          (0.24) $      (0.51)
                                               ==========   ===============  ==============   ===============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED         11,764,914         6,028,667       9,898,968         6,021,096     7,374,063
                                              ==========   ===============  ==============   ===============  ============






    The accompanying notes are an integral part of this financial statement.

                           a21, Inc. and Subsidiaries
                        ( A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                            Cumulative During
                                                           Nine months ended September 30,  the Development Stage
                                                          -----------------------------     (September 19, 2000
                                                              2002           2001            September 30, 2002)
                                                          -------------  --------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $   (1,461,522)$    (1,450,435)$         (3,757,525)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                            38,770          45,157              114,606
       Write off of advances to shareholder                          -         205,117              161,618
       Common stock issued for services and compensation       463,993          10,000              491,243

    Changes in current assets and liabilities:
      Rent deposits                                              1,653               -                    -
      Advances to shareholders                                 (21,500)              -             (183,118)
      Accounts payable                                         217,797         144,310              510,895
      Accrued wages and payroll taxes                          695,581         751,953            1,837,772
      Accrued expenses and other current liabilities           (53,343)         31,929               87,161
                                                          -------------  --------------  -------------------
NET CASH USED IN OPERATING ACTIVITIES                         (118,571)       (261,969)            (737,348)
                                                          -------------  --------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                          -          (4,245)             (13,631)
      Advances to shareholders                                       -        (147,400)                   -
      Website development costs                               (272,838)       (420,131)            (842,670)
                                                          -------------  --------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES                         (272,838)       (571,776)            (856,301)
                                                          -------------  --------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from  notes payable - shareholders              270,000         135,000              409,500
      Proceeds from convertible notes payable                        -         196,915              196,915
      Proceeds from exercised warrants for common stock         37,500               -               37,500
      Principal payments on notes payable - shareholders      (120,000)              -             (120,000)
      Sales of common stock                                    203,000               -              278,729
      Sales of preferred stock                                       -         325,000              800,000
                                                          -------------  --------------  -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      390,500         656,915            1,602,644
                                                          -------------  --------------  -------------------
NET (DECREASE) INCREASE IN CASH                                   (909)       (176,830)               8,995

CASH AT BEGINNING OF YEAR                                        9,904         178,757                    -
                                                          -------------  --------------  -------------------
CASH AT END OF PERIOD                                   $        8,995 $         1,927 $              8,995
                                                          =============  ==============  ===================

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


    NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
         Issuance of common stock for:
               Investment in AdPad preferred stock      $      100,000 $             - $            190,000
              Repayment of convertible notes payable           365,000               -              365,000
              Payment of accrued interest on convertible notes
                   payable                                      54,047               -               54,047
              Repayment  of notes payable - shareholders       130,000               -              130,000
              Payment of accrued interest on notes payable -
                  shareholders                                  20,618               -               20,618
              Prior years account payable                       49,427               -               49,427
         Paid-in capital contributed from general release of
              accrued compensation by employee shareholders  1,446,523               -            1,446,523
         Property and equipment acquired through
              issuance of convertible notes payable                  -         168,085              168,085

    The accompanying notes are an integral part of this financial statement.

                           a21, Inc. and Subsidiaries
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the nine months ended September 30, 2002 are not necessarily indicative of the result that may be expected for the year ending December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001 included in the 8-K/A filed on September 13, 2002.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $1,462,000 and $1,450,000 for the nine months ended September 30, 2002 and 2001, respectively. Additionally, the Company has limited working capital and accumulated deficit of $3,757,525 at September 30, 2002. This condition raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         Management's plans with respect to these matters include restructuring debt, including current liabilities, through the issuance of common stock and entering into forbearance agreements, continuing to defer certain employee compensation as well as payment of amounts due to affiliates for past due obligations. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through future issuance of stock and/or debentures in order to develop a viable business. There can be no assurance that such capital can be raised on terms that are acceptable to the Company or at all. The Company has found it necessary to implement severe cost cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks; thus, reducing the Company's financial requirements for the exploitation of its intellectual properties. Additionally, the Company may focus on acquisitions to build the content and/or infrastructure to support the Company's business. There can be no assurance that such acquisitions will be available on terms that are favorable to the Company or at all.

         The Company has been able to finance its operations by raising capital through the private placement of common and preferred stock, convertible debt and notes.

2.       NEW PRONONOUNCEMENTS
         ----------------------

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 superceded Statement of

         Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are (1) goodwill is removed from its scope and, therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company's adoption of SFAS 144 did not have a material effect on its financial position or results of operations.

         On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," which amended SFAS No. 4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

         3.       FINANCIAL TRANSACTIONS

         Reverse Acquisition with Saratoga Holdings, Inc.

         On April 18, 2002, Agence 21, Inc. ("Agence") entered into an exchange agreement with Saratoga Holdings I, Inc. ("Saratoga"), a Texas corporation and a publicly traded company, and a21 Acquisition LLC, ("A21 Acquisition") a wholly-owned subsidiary of Saratoga. Prior to the closing of the exchange, A21 Acquisition held 12,925,118 shares of Saratoga, its parent company, which represented 87.4% of Saratoga's outstanding common stock.

         On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of three shares of Agence for each share of common stock of Saratoga held by A21 Acquisition. Total shares issued to Agence's shareholders, 9,245,343 shares, represented 83.3% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly-owned subsidiary of Saratoga, will be retired. The minority shareholders hold 4,887,500 shares of common stock in Agence.

         The holders of a majority of all outstanding options and warrants of Agence agreed to terms of the exchange agreement.

         The exchange was accounted for as a reverse acquisition under the purchase method of accounting, since the former shareholders of Agence will own a majority of the outstanding common stock of Saratoga. Accordingly, the combination of Agence and Saratoga will be recorded as a recapitalization of Agence pursuant to which Agence is be treated as the continuing entity for accounting purposes and the historical financial statements will be those of Agence. Upon the closing of the reverse acquisition, Agence and A21 Acquisition will continue to operate as subsidiaries of Saratoga.

         Effective with the closing of the exchange, Saratoga changed its name to a21, Inc. ("The Company") The common stock of a21 trades under the symbol ATWO on the OTC bulletin board.


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

         During the six months ended June 30, 2002, the Company raised additional cash capital by issuing notes payable in the amount of $195,000. The notes payable are due to shareholders.


         In July 2002, the Company issued 50,000 shares of its common stock to the Company's primary legal professionals for services to the Company valued at $43,000 based upon the estimated fair value of the shares.

         On August 1, 2002, the Company entered into an agreement with an investment banking firm for the purpose of providing the Company with financial consulting services, investment banking and management consulting services. As part of the consideration for this agreement, the Company has issued 100,000 shares of its common stock and has agreed to issue an additional 100,000 shares of common stock, subject to certain contingencies at future dates. The cost of the services to be performed is determined at the market price of the common stock on the date of issuance. In addition, the Company has granted warrants to purchase 100,000 shares of the Company's common stock at $1.25 per share and has agreed to grant warrants for an additional 100,000 shares at exercise prices ranging from $1.50 to $1.75 per share, subject to certain contingencies at future dates.

         In August 2002, the Company filed a Stock Option, Stock Warrant and Stock Award Plan ("the Stock Plan"). The purpose of the Stock Plan is to maintain the ability of the Company and its subsidiaries to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company and its subsidiaries. In addition the Stock Plan is intended to encourage ownership of common stock of the Company by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company's business.

         In September 2002, pursuant to the above plan, the Board of Directors approved the issuance of options for the purchase of 1,335,000 shares of the Company's common stock at an exercise price of $.25, based upon the then current market price to officers and employees of the Company. While these shares are fully vested and exercisable, the Company has limited the sale of the underlying shares by each employee over any 30 day period to 1/12 of the total shares issued.

         In September 2002, the Company reached an agreement with an investor relations and public relations advisor to provide various advisory services. As part of the consideration for this agreement, the Company has agreed to grant 120,000 restricted shares of its common stock to be earned and vested on a pro-rata monthly basis over 12 months. The cost of the services to be performed will be determined at the market price of the common stock on the date of actual issuance. In addition, the Company has agreed to issue warrants to purchase 120,000 shares of the Company's common stock at an exercise price of $1.25 earned and vested on a pro-rata monthly basis over 12 months. The Company has granted warrants for the purchase of 120,000 shares of common stock and has issued 60,000 shares of common stock at $.50 per share pursuant to this agreement.

         In September 2002, the Company entered into an agreement with a firm for the purpose of providing the Company with consulting services. As part of the consideration for this agreement, the Company agreed to pay a fee of $10,000 in cash or $16,000 in common shares per month to be paid over the 4 months ending December 2002. If paid in common shares, the price is based upon the five day closing average prior to the payment date, but no less than $.40 per share and no more than $1.00 per share. In September 2002, the Company issued 29,100 shares of common stock at $.55 per share, pursuant to this agreement. As additional compensation pursuant to the agreement the Company has issued warrants for the purchase of 120,000 shares of common stock at $.75; 90,000 shares at $1.00 and 30,000 shares at $1.25, exercisable over a period of three years, which vest subject to certain performance criteria.

         In September 2002, the Company reached an agreement to grant a warrant for the purchase of 50,000 shares of the Company's common stock at an exercise price of $.25 to an advisor to the Company. The warrant vests on October 31, 2002.

         In September 2002, the Company issued 55,000 shares of its common stock at $.50 to an advisor and employee in consideration of future and prior services.

         In September 2002, the Company issued 196,300 shares of its common stock to creditors in satisfaction of liabilities for prior services in the amount of $131,920.

         In September 2002, the Company exercised its option to convert notes payable in the amount of $365,000, plus accrued interest of $54,047 into 228,768 shares of common stock of the Company.

         In September 2002, the Company converted certain other notes payable in the amount of $130,000, plus accrued interest of $20,618, into 251,030 shares of common stock of the Company.

         Release of liabilities

         In September 2002, substantially all of the officer/stockholders and employee/stockholders of the Company executed agreements, which released the Company of any liability for compensation accrued and unpaid, which was owed to the officers and employees through September 30, 2002. The reduction in liabilities resulting from the general releases in the amount of $1,446,911 has been credited to paid-in capital.

         Additional financing

         In September 2002, the Company raised working capital through the issuance of $75,000 in notes payable. The notes payable are due to a shareholder and bear interest at a rate of 12% per annum.

4.       RELATED PARTY TRANSACTIONS

         A majority of the accrued wages (approximately $216,000) and a portion of the accounts payable (approximately $162,000) are due to related parties. In addition, the $21,500 of other assets are due from related parties.

5.       SUBSEQUENT EVENTS

         Issuance of Common Stock, Options and Warrants

         In October 2002, the Company issued 215,000 shares of its common stock at $.20 per share to an officer of the Company for services rendered to the Company.

         In October and November 2002, the Company granted warrants to purchase 75,000 shares of its common stock at prices from $.25 to $.30 per share in connection with raising additional working capital.

         Additional Financing

         In October and November 2002, the Company raised additional working capital by executing notes payable in the amount of $75,000. The notes payable are due to a shareholder and bear interest at a rate of 12% per annum.

         Liens and Encumbrances

         In October 2002, the Internal Revenue Service filed a tax lien against all of the assets of Agence, a subsidiary of the Company. The lien in the amount of $128,000 represents delinquent payroll taxes for the period from inception to June 30, 2002. The Company is current with all payroll tax payments from April 1, 2002 to date. The accompanying financial statements include provision for all payroll taxes unpaid as of September 30, 2002, including estimated penalties and interest. The Company is currently in discussions with the Internal Revenue Service regarding a settlement of this obligation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial, and business challenges making it more difficult than expected to sell products and services. We may be unable to hire and retain our key sales, technical and management personnel; there may be other material adverse changes in our industry or in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales growth.

                                    Overview

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's results may be affected by various trends and factors, which are beyond the Company's control. These include factors discussed elsewhere herein.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investment, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results under different assumptions or conditions may differ from these estimates.

Reverse Acquisition with Saratoga Holdings, Inc.

a21, Inc. (the "Company"), formerly known as Saratoga Holdings I, Inc. ("Saratoga") was incorporated in October 1998, and is currently developing technology and infrastructure to be engaged in the business of providing photographers and photography agencies with a full range of marketing, distribution, editorial and other business services. The Company will support the digitization and delivery of images through its electronic infrastructure, while its technology platform will support scanning and conversion of print quality digital images, digital watermarking, electronic payment and settlement and provide associated digital asset management. Marketing services will include artist promotions, exhibitions and fine art print sales. The Company may also acquire or structure joint ventures with other companies that expedite its assimilation of content and/or infrastructure to support the Company's business.

On April 18, 2002, Agence 21, Inc. ("Agence") entered into an exchange agreement with Saratoga, a publicly traded company, and a21 Acquisition LLC ("A21 Acquisition"), a wholly-owned subsidiary of Saratoga. Prior to the closing of the exchange, A21 Acquisition held 12,925,118 shares of Saratoga, its parent company, which represented 87.4% of Saratoga's outstanding common stock.

On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of three shares of Agence for each share of common stock of Saratoga held by A21 Acquisition. Total shares issued to Agence's shareholders, 9,245,343 shares, represented 83.3% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly-owned subsidiary of Saratoga, will be retired. The minority shareholders hold 4,887,500 shares of common stock in Agence.

The holders of a majority of all outstanding options and warrants of the Company agreed to terms of the exchange agreement.

The exchange was accounted for as a reverse acquisition under the purchase method of accounting, since the former shareholders of Agence own a majority of the outstanding common stock of Saratoga. Accordingly, the combination of Agence and Saratoga was recorded as a recapitalization of Agence pursuant to which Agence will be treated as the continuing entity for accounting purposes and the historical financial statements are those of Agence. Upon the closing of the reverse acquisition, A21 Acquisition and Agence continue to operate as subsidiaries of Saratoga.

Effective with the closing of the exchange, Saratoga changed its name to a21, Inc.

Therefore, based on the above transaction, we have provided management's discussion and analysis of financial condition and results of operations for the Company.

Results of Operations

Three Months Ended September 30, 2002 vs. September 30, 2001

For the three months ended September 30, 2002, the Company was in the development stage as it was last year for the three months ended September 30, 2001, while the Company built its business plan, raised capital, recruited a management team, and reviewed potential acquisitions. Research and development costs for this quarter were $53,154 compared to $97,140 in 2001. The Company incurred selling, general and administrative costs of $546,216 and had an operating loss of $627,248 this quarter compared to selling, general and administrative costs of $548,034 and an operating loss of $670,196 during last year's corresponding quarter. Depreciation expense for the three months ended September 30, 2002, was $9,616 compared to $16,358 for the three months ended September 30, 2001. The Company's operating loss decrease is attributable to a slight decrease in research and development costs as well as selling, general and administrative costs during the period.

Nine Months Ended September 30, 2002 vs. September 30, 2001

For the nine months ended September 30, 2002, the Company was in the development stage as it was last year for the nine months ended September 30, 2001, while the Company applied its business plan, raised capital, recruited a management team, and reviewed potential acquisitions. Research and development costs for the current nine month period were $149,133 compared to $193,936 in the nine month period in 2001. The Company incurred selling, general and administrative costs of $1,224,221 and had an operating loss of $1,461,522 for the current period compared to selling, general and administrative costs of $1,194,953 and an operating loss of $1,450,435 during last year's period. Depreciation expense for the nine months ended September 30, 2002 was $38,770 compared to $45,157 for the nine months ended September 30, 2001. The Company's operating loss increase is attributable to an increase in selling, general and administrative costs due primarily to an increase in legal and other professional fees associated with the reverse acquisition during the second quarter of 2002 as well as continuing operations, an increase in interest expense, and was partially offset by a slight decrease in research and development costs during the period.


Liquidity and Capital Resources

During the nine month period ended September 30, 2002, the Company's working capital deficit decreased by $1,074,906 from a working capital deficit of $2,068,736 at December 31, 2001, to a deficit of $993,830 at September 30, 2002.
At September 30, 2002, cash totaled $8,995. Accounts payable increased by $168,370. The increase in accounts payable was due primarily to legal and other professional fees associated with the reverse acquisition as well as continuing operations. Accrued expenses and other current liabilities decreased by $879,338. The decreases in working capital deficit, accrued expenses and other liabilities was primarily the result of the general release of accrued compensation signed by substantially all officers and shareholders and by the issuance of common stock for certain convertible notes and notes payable, including accrued interest. (See Financial Statements Note 2)

The Company's current capital resources are not sufficient to support the existing and anticipated levels of business for the next twelve months. The Company has been funding its operations through an increase in accounts payable in addition to capital that it has raised in the form of notes, convertible notes and equity. The Company has experienced cash shortages and inability to pay its obligations from time to time in 2002. A significant portion of its current liabilities is past due including past obligations to the Internal Revenue Service with which the Company is currently in discussions. These conditions raise doubt about the Company's ability to continue as a going concern. The Company will have to raise additional capital in order to meet its current and future obligations. While management has plans to address these issues, there is no guarantee that management will be successful in their resolution.

Management's plans with respect to these matters include restructuring debt, including current liabilities, through the issuance of common stock and entering into forbearance agreements, continuing to defer certain employee compensation as well as payment of amounts due to affiliates for past due obligations. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through future issuance of stock and/or debentures in order to develop a viable business. The can be no assurance that such capital can be raised on terms that are acceptable to the Company or at all. The Company has found it necessary to implement severe cost cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks; thus, reducing the Company's financial requirements for the exploitation of its intellectual properties. Additionally, the Company may focus on acquisitions to build the content and/or infrastructure to support the Company's business. There can be no assurance that such acquisitions will be available on terms that are favorable to the Company or at all.

The Company has been able to finance its operations by raising capital through the private placement of common and preferred stock, convertible debt and notes.

During the three month period ended September 30, 2002, the Company restructured certain of its debt, including current liabilities and notes payable. The Company raised working capital through the issuance of $75,000 in notes payable to shareholders. The Company issued 490,400 shares of its common stock as bonuses to employees, for various professional services and in exchange for other liabilities valued at $306,420. In addition, the Company issued 228,769 shares of its common stock in retiring $365,000 in convertible notes payable and accrued interest of $54,047 and 251,030 shares of its common stock as payment in full for $130,000 in other notes payable and accrued interest of $20,618.

In September 2002, substantially all of the officers and employeess of the Company executed agreements, which released the Company from any liability for accrued and unpaid compensation, owed to them through September 30, 2002. The reduction in liabilities resulting from the general releases in the amount of $1,446,911 reduced the Company's working capital deficit.

The decrease in the Company's working capital deficit experienced by the Company during the three month period ended, September 30, 2002, was the direct result of the actions taken by the Company to restructure its various obligations.

During the nine month period ended September 30, 2002, the Company raised cash through the issuance of $270,000 in notes payable with shareholders, and the Company raised $360,500 through issuance of common stock and the exercise of warrants. The Company issued 756,563 shares of its common stock for services and other liabilities valued at $393,420. In addition, the Company issued 228,769 shares of its common stock in retiring $365,000 in convertible notes payable and accrued interest of $54,047 and 251,030 shares of its common stock as payment in full for $130,000 in other notes payable and accrued interest of $20,618. In addition, the Company issued 666,668 shares of its common stock (post merger) for 166,668 shares of Series A Preferred Stock of Adpads Corporation which is convertible into 20,000,160 common shares of AdPads

Corporation, a related party. The Company valued the consideration received at $100,000, which was the estimated fair market value of the Company's common stock.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.


                            Part II Other Information

Item 1. Legal Proceedings
The Company is currently in a dispute with its former landlord in conjunction with a settlement agreement that the Company believes it has paid in full and has fully complied with the terms of the agreement. The Company intends to vigorously defend its position.

Item 2. Changes in Securities

In August 2002, the Company issued 100,000 shares of its common stock in exchange for investment banking services of $58,000.

In September 2002, the Company issued 251,300 shares of its common stock in exchange for legal services, advisory services and other obligations of $153,592.

In September 2002, the Company issued 55,000 shares of its common stock to an officer and a director for services valued at $27,500.

In September 2002, the Company issued 228,769 shares of its common stock to investors upon conversion of $365,000 principal amount of convertible notes and accrued interest of $54,047 thereon.

In September2002, the Company issued 251,030 shares of its common stock to investors as payment in full of $130,000 principal amount of certain notes payable and accrued interest of $20,618.

The Company believes that the issuance of these securities was exempt from registration under the Securities Act by virtue of Section 4(2) thereunder.


Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information
None.

Item 6 Exhibits and Reports on Form 8-K
(a) Exhibits

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


                                 a21,Inc.

Date: November 18, 2002          By: /s/Haim Ariav
                                        ----------------------------
                                        Haim Ariav.
                                        President  (Principal Executive Officer)

Date: November 18, 2002          By: /s/ Albert Pleus
                                         ----------------------------
                                         Albert Pleus
                                         Chairman  (Principal Accounting and
                                         Financial Officer)

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

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 18, 2002

 /s/ Haim Ariav
     ------------
     Haim Ariav, President
     (Principal Executive Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 18, 2002

  /s/ Albert Pleus
  ---------------
      Albert Pleus, Chairman
      (Principal Financial Officer)