Form 10KSB
period 2002-12-31
A21 INC
filed 2003-05-20
CIK 1074436

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Fiscal Year ended: December 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           Commission File No. 0-28373

                                    a21, Inc.
             ------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                                Texas 74-2896910
            ------------------------------- ------------------------
            (State or Other Jurisdiction of (I.R.S. Employer Identi-
                 Incorporation or Organization) fication Number)

            One Embarcadero Center, Suite 500 San Francisco, CA 94111
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

         Issuer's telephone number, including area code: (415) 284-2121

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of May 16, 2003, 15,658,288 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $1,944,724.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $0.

                   Documents incorporated by reference: None.

EXPLANATORY NOTE:

The financial statements included in this Form 10-KSB have not been audited by the Company's independent auditors, nor any other independent accountants, using professional standard and procedures for conducting such audits as established by generally accepted auditing standards.

Accordingly, the Company's independent auditors have not expressed any opinion or any other form of assurance on such financial statements, assume no responsibility for, and disclaim any association with such financial statements.

                                TABLE OF CONTENTS
                                                                                                   PAGE

PART I
Item 1    Business                                                                                    1
Item 2    Properties                                                                                  9
Item 3    Legal Proceedings                                                                           9
Item 4    Submission of Matters to a Vote of Security Holders                                         9

PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters                       9
Item 6    Management's Discussion and Analysis of Financial Condition and Results of Operations      11
Item 7    Financial Statements                                                                       14
Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       14

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons                               14
Item 10   Executive Compensation                                                                     16
Item 11   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder      7
          Matters                                                                                     1
Item 12   Certain Relationships and Related Transactions                                             19
Item 13   Exhibits and Reports on Form 8-K                                                           20
Item 14   Controls and Procedures                                                                    21

SIGNATURES                                                                                           22
CERTIFICATIONS                                                                                       23

PART I

ITEM 1. BUSINESS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF A21, INC. WE MAY, FROM TIME TO TIME, MAKE WRITTEN OR ORAL STATEMENTS THAT ARE "FORWARD-LOOKING," INCLUDING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE, AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ASSUMPTIONS AND PROJECTIONS ABOUT A21, INC. AND ITS INDUSTRY AND ARE MADE ON THE BASIS OF MANAGEMENT'S VIEWS AS OF THE TIME THE STATEMENTS ARE MADE. ALL STATEMENTS, ANALYSES AND OTHER INFORMATION CONTAINED IN THIS REPORT RELATIVE TO TRENDS IN SALES, GROSS MARGIN, ANTICIPATED EXPENSE LEVELS AND LIQUIDITY AND CAPITAL RESOURCES, AS WELL AS OTHER STATEMENTS INCLUDING, BUT NOT LIMITED TO, WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "SEEK," "INTEND" AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT AND THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR PAST PERFORMANCE AND OUR CURRENT EXPECTATIONS, ASSUMPTIONS AND PROJECTIONS. DIFFERENCES MAY RESULT FROM ACTIONS TAKEN BY THE COMPANY AS WELL AS FROM RISKS AND UNCERTAINTIES BEYOND THE COMPANY'S CONTROL. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE SET FORTH HEREIN UNDER "FACTORS THAT MAY AFFECT THE BUSINESS," AS WELL AS IN PART II, ITEM 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE DEVELOPMENTS OR OTHERWISE. READERS SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

IN THIS ANNUAL REPORT, "A21," "THE COMPANY," "WE," "US," AND "OUR" REFER TO A21, INC. AND ITS CONSOLIDATED SUBSIDIARIES, UNLESS THE CONTEXT OTHERWISE DICTATES.

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF THE BUSINESS

OVERVIEW

a21, Inc. .(the "Company") is seeking to become a leading provider of products and services to the professional visual content industry worldwide. We are seeking to grow by acquisition and acquire key companies in the industry that provide select marketing, branding, infrastructure, technology, distribution or other strengths. We are seeking to deliver our products primarily digitally via the Internet. The Company's corporate headquarters are in San Francisco, California, but we intend to move our headquarters to New York, New York. The Company plans on distributing its products worldwide through the affiliates, agents and owned subsidiaries of its acquisition targets. There can be no guarantee that the Company will complete acquisitions whose terms are currently agreed under non-binding Letters of Intent or any future acquisitions.


The Company plans to market and sell its high quality visual content to commercial buyers (advertising agencies, graphic design firms and others), editorial buyers (newspaper, magazines, publishers and others) as well as corporate communications and other business customers. The Company is seeking through the acquisition of multiple companies currently in the industry to build a full service solution to all of the visual content needs of its customers. In addition, the Company plans to provide private label enabling technology and services to providers of visual content who may not wish to be branded under the Company's name.

BACKGROUND

a21, Inc was incorporated in the State of Texas on October 28, 1998, under the name Saratoga Holdings I, Inc. On April 18, 2002, Agence 21, Inc. ("Agence") entered into an exchange agreement with Saratoga Holdings I, Inc. ("Saratoga"), a Texas corporation and a publicly traded company, and a21 Acquisition LLC, ("A21 Acquisition") a wholly owned subsidiary of Saratoga Holdings I, Inc. Prior to the closing of the exchange, A21 Acquisition held 12,925,118 shares of Saratoga, its parent company, which represented 87.4% of Saratoga's outstanding common stock.

On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of three shares of Agence for each share of common stock of Saratoga held by A21 Acquisition. Total shares issued to the Company's shareholders, 9,245,343 shares, represent 83.3% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly-owned subsidiary of Saratoga, will be retired April 30, 2004. The minority shareholders of Agence hold 4,887,500 shares of common stock in Agence. Effective with the closing of the exchange, Saratoga Holding I, Inc. changed its name to a21, Inc.

On February 10, 2003, the Company entered into a non-binding Letter of Intent to purchase all of the assets and assume certain of the liabilities of Nonstock, Inc. ("NSI"), a New York company, engaged in the licensing and sale of stock photography. Upon completion of the acquisition, NSI will become a subsidiary of the Company. Closing of the transaction is contingent on the completion of satisfactory due diligence, satisfactory financing, and an acceptable definitive agreement.

On April 16, 2003, the Company entered into a non-binding Letter of Intent to purchase all of the outstanding capital stock of SuperStock, Inc. ("SSI"), a Florida company, engaged in the licensing and sale of stock photography, from the current shareholders. Upon completion of the acquisition, SSI will become a subsidiary of the CompanyClosing of the transaction is contingent on completion of satisfactory due diligence, satisfactory financing, and an acceptable definitive agreement.

PRODUCTS, SERVICES AND CUSTOMERS

PRODUCTS AND SERVICES

We plan, contingent on the completion of our acquisitions that are subject to letters of intent, to offer our customers a variety of visual content products, including stock images, editorial images, archival images, illustrations and related products and services. We expect our portfolio will include both content owned by our acquisition targets as well as content represented on behalf of third parties.

CUSTOMERS

We plan, contingent on the completion of our acquisitions, to serve customers primarily in the advertising, publishing and corporate communications markets. We plan to minimize any risk due to customer concentration wherever and whenever possible to avoid the loss of a customer or affiliated customers having a material adverse effect on the Company by broadly diversifying our customer base.

IMAGES AND CONTRIBUTORS

Assuming the completion of our acquisitions, we expect to have between 500,000 and 1,000,000 images available for use in the advertising, publishing and corporate communications markets. Contingent on the completion of our acquisitions, we expect to add additional sources of content both from third parties and generated internally. We plan on adding images that are digitized, keyworded, searchable and available to our prospective customers online, many on a real time basis. Because we accept imagery from a substantial number of contributors, including photographers and cinematographers, we do not rely on any single or small group of contributors to meet our content needs. The relationship between the Company and its planned subsidiaries includes contractual relationships between the contributors which the Company plans on maintaining and expanding.

MARKETING, SALES AND DISTRIBUTION

MARKETING

We plan, contingent on completing our acquisitions, on selling to our customers through multiple channels and through multiple marketing campaigns both on and off line. We plan to market to our customers through e-mail, catalogs, our websites, direct mail, print ads and other channels. Our website is WWW.A21GROUP.COM. Our planned acquisitions have websites through which they market under their brands.

SALES AND DISTRIBUTION

We expect, contingent on completion of our acquisitions, to sell our images directly through our websites and that of our subsidiaries, as well as, through those of third parties overseas as well as domestically. For larger customers, we expect to sell directly with a sales force targeting key accounts in the advertising, publishing and corporate communications markets. Part of the goal of the direct sales forces will be educating our customers to use our online tools. Another part of the direct sales force will be to provide feedback to the Company on currents customer needs in the marketplace.

PRODUCT RIGHTS The Company plans on customers being able to license the rights to all images (whether owned or licensed by the Company) on various terms, but never for the customer to own the images.

LICENSING METHODS The Company plans on customers being able to license the rights to images on both a rights-managed and royalty-fee basis. The Company plans on offering customers other methods of licensing and purchasing image rights in the future as well. A rights-managed license is priced based on the use of the image, including what it is being used for, where it is being used, how long it is being used for, and who the audience is. A royalty-free image usually comes with a package of images and may be used by paying a single fee and no follow on payments.

OPERATIONS AND TECHNOLOGY

The Company plans, contingent on completion of its acquisitions and future development, to offer a fully integrated technology and operational platform that will enable customers to search, select, license and download digital content, and image providers to manage their content contributions online. The Company plans to fully integrate sales, marketing, and customer management as well as finance and accounting within one integrated system to support the business. The Company expects, depending upon which acquisitions it completes, if any, to provide access to all of its customers and content through one integrated system across multiple brands.

The Company expects to use a combination of technology developed in house as well third party service providers to support its operations.. The focus will be on 24/7 support, scalability, speed, reliability, user ergonomics, and back-up provisions.

COMPETITION

The Company faces formidable competition in the visual content market. Competitive factors include: quality of images, branding, reputation, service, breadth of content, depth of content, content provider associations, customer associations, technology, pricing, and sales and marketing. Competition includes, but is not limited to the Associated Press, Agence France Presse, Action Images plc, Comstock, Corbis Corporation, Getty Images, Masterfile, Photonica, PictureQuest, Reuters News Service, WireImage, Zefa Visual Media, and Zuma Press. There are also multiple smaller companies and individual photographers and content providers.

INTELLECTUAL PROPERTY

The Company, contingent on the completion of its acquisitions, will have a collection of both owned and licensed images. Therefore, the copyrights to the licensed images will remain with the provider of the images.. The licensed images will be able to sub-licensed to third parties with the parameters of the agreements between the Company and the image provider.

FACTORS THAT MAY AFFECT THE BUSINESS

WE MAY NOT BE ABLE TO COMPLETE ALL OR ANY OF OUR ACQUISITIONS

The Company is building on a business strategy currently dependent on the completion of planned acquisitions and additional acquisitions in the future. The Company may not be able to complete the planned acquisitions for a variety of reasons, including, among others:

     o because the Company is unable to come to final terms acceptable to the Company in definitive agreements with the sellers of the acquisition targets,

     o because final due diligence reveals certain information about the acquisition targets which is not acceptable to the Company,

     o because financing on terms acceptable to the Company is not available to complete the acquisitions,

     o because management and key employees from the target acquisitions cannot be retained, or because the sellers of target acquisitions find their due diligence on the Company unacceptable to them.

The failure to complete any or all of the material acquisition we have targeted, will have a material adverse effect on our business and operations.

WE MAY NOT BE ABLE TO COMPETE WITH EXISTING OR POTENTIAL COMPETITORS

The visual content industry is highly competitive. Until the Company completes it planned acquisitions, and even after the Company completes its planned acquisitions, there will be several companies that are significantly larger, have far greater resources, have a far greater customer base, have a far greater content provider base, have significantly more technology infrastructure, and have well recognized names in the marketplace. In addition, there are several companies that are aggressively pursuing this market with technology and services that the Company may not be able to match.

The Company believes that competitive factors include: quality of images, branding, reputation, service, breadth of content, depth of content, content provider associations, customer associations, technology, pricing, and sales and marketing. If we fail to deliver on any of these key factors, we may not be able to compete effectively, especially with companies that have deeper financial resources than the Company.


PERIODIC FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control. If the Company does not successfully complete its planned acquisitions which are part of its strategy, then the Company's revenue and operating results and stock price may vary from reporting period to reporting period. These factors include:

     o    unsuccessful integration of the Company's planned acquisitions,

     o    changes in the product mix offered by the planned acquisitions,

     o    changes in the customer base served by the planned acquisitions,

     o    changes in the Company's access to capital,

     o    changes in the Company's technology needs,

     o    changes in the pricing paradigm in the digital imaging market,

     o    changes in government regulation or tax laws,

     o    changes in the Company's expected distribution channels ,

     o    We loss customers or content providers to our competitors, and

     o Our competitors offer new products or services, which are or are perceived to be, superior to the products and services offered by us..

OUTSIDE CONTENT PROVIDERS ARE CRITICAL TO THE COMPANY

If the Company is successful in completing its planned acquisitions, the Company plans on entering into commercial agreements with other individuals and businesses to license their imagery. We cannot assure you that the Company will have the resources or personnel to successfully integrate the third party content into the Company's business, or the quality and availability of the third party content may be limited. If we can not successfully integrate such resources or personnel, our business and operations will be materially and aversely affected.

IMPAIRMENT OF THE VALUE OF SIGNIFICANT ASSETS COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS Our operating results and earnings in future periods may be adversely affected as a result of impairments to the reported value of certain significant assets, the valuation of which requires management's judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain.

GOODWILL Since the Company did not complete any acquisitions in through the period ended December 31, 2002, the Company has no Goodwill. If the Company is successful in completing its planned acquisitions, then the Company will have to test annually for impairment to its goodwill. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement required us to cease amortization of goodwill and alternatively test the net goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, the Company must estimate the implied fair value of its goodwill. This fair value is based on a discounted cash flow model that involves significant assumptions and estimates based on management's best judgments of current and future circumstances, including currently enacted tax laws, future risk free rates of return, and the Company's future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the calculation of income from operations. The net balance of goodwill at December 31, 2002 was $0.

IDENTIFIABLE INTANGIBLE ASSETS. Since the Company did not complete any acquisitions in through the period ended December 31, 2002, the Company has no identifiable intangible assets. Intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from the company and sold, transferred, licensed, rented or exchanged. If the Company is successful in completing its planned acquisitions, then these assets will consist mostly of customer lists, covenants not to compete and trademarks, tradenames and copyrights. Identifiable intangible assets are generally valued based on discounted estimated future cash flows, which are inherently uncertain and therefore require management's most difficult judgments. Should future cash flows associated with these assets not meet management's current expectations, it is reasonably possible that the company would be required to accelerate the amortization, or write off the impaired portion, of the unamortized balance of such assets. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (two to 10 years), which are determined in most cases based on contractual or other legal terms. The net balance of identifiable intangible assets at December 31, 2002 was $0.

CERTAIN LONG-LIVED ASSETS The useful lives of certain of the Company's long-lived assets, including website development costs and hardware and software costs, are based on the estimated period over which the assets are expected to provide benefit to the company. Should we determine at some point in the future that the useful lives of these assets are shorter than previously determined, the company would be required to accelerate the depreciation, or possibly write off the impaired portion, of the un-depreciated balance of such assets.

Since the Company has focused its business plan primarily on acquiring companies in the industry and not building its infrastructure internally, it has written off its website development costs. The balance of its website development costs, net of accumulated depreciation and amortization, was $0 at December 31, 2002.

The three-year estimated useful life of hardware and software may need to be adjusted based on future utility of those assets. The balance of hardware and software, net of accumulated depreciation, was $33,122 at December 31, 2002.

DEFERRED INCOME TAXES Deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on currently enacted tax laws. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are classified into net current and net non-current amounts, based on the balance sheet classification of the related asset or liability.

As of December 31, 2002, the Company had net deferred tax assets of $0, net of a valuation allowance of $1,240,000 that was established in 2001 at $780,000 and increased by $460,000 in 2002. The Company has not generated any taxable income to date, and may suffer from losses in the foreseeable future unless the Company is successful in completing its planned acquisitions. It will be necessary to generate taxable income from our primary U.S. operations of approximately $3,600,000 in order to utilize enough of the domestic tax loss carryforwards to realize the associated deferred tax asset. Furthermore, there may be significant limitations on the ability of the Company to realize the tax benefits attributable to these domestic tax loss carryforwards in the event of a change in ownership.

ALLOWANCE FOR DOUBTFUL ACCOUNTS Other than a receivable due for advances made to a former executive of the Company which the Company deems to be uncollectible and a receivable due for advances made to a potential acquisition candidate of the Company which the Company deems uncollectible, the Company has no allowance for Doubtful Accounts. The Company does not expect any allowance until such time as when and if it closes on its planned acquisitions.

SYSTEMS FAILURES AND SECURITY BREACHES MAY HARM OUR BUSINESS

Any failure of the technology systems of our planned acquisitions or breach of security of the systems of our planned acquisitions, or the perception of a failure or breach of security, could have negative impact on our business both in our customers trust in us and our content providers trust in us to safeguard confidential and valuable information and assets.

OUR ABILITY TO SERVICE OUR INDEBTEDNESS WILL DEPEND ON OUR FUTURE PERFORMANCE

The Company expects to use debt financing for part of the financing for its planned acquisitions. In addition, the Company currently has in excess of $1 million in unpaid current liabilities. If the Company is not successful in generating free cash flow from operations to pay for both principal and interest on the debt or if the Company is not successful in refinancing the debt, the Company may go into default on its obligations. In addition, any cash flow or financing proceeds used to repay debt will be unable to be used for investment into the business.

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS Some of our stockholders own substantial percentages of the outstanding shares of our common stock.

The directors of the Company control in excess of 30% of the issued and outstanding shares of the Company. Two of the directors of the Company, Luke Allen and Albert Pleus, each control in excess of 10% of the current shares issued and outstanding. Two other directors, Vincent Butta and Thomas Butta, collectively control between 5% and 10% of the current shares issued and outstanding.

As a result of their share ownership, theses persons have significant influence over all matters requiring approval of our stockholders, including the election of directors and the approval of business combinations. The substantial percentage of our stock held by the directors could also make us a less attractive acquisition candidate or have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current price of our common stock. In addition to ownership of common stock, certain members of the Board of Directors have management roles within our company that increase their influence over the Company.

WE MAY NOT SUCCEED IN ESTABLISHING THE "A21" BRAND

If the Company is not successful in completing its planned acquisitions, it may not be able to establish a21 as a brand in the industry, which would materially and adversely affect our business and operations.

CERTAIN PROVISIONS OF OUR CORPORATE DOCUMENTS AND TEXAS CORPORATE LAW MAY DETER A THIRD PARTY FROM ACQUIRING OUR COMPANY Our Board of Directors has the authority to issue preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote, approval or action by our stockholders. This authority, together with certain provisions of our restated certificate of incorporation, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. This could occur even if our stockholders consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock by the Board of Directors, along with certain provisions of Texas law, may have the effect of delaying, deterring or preventing a takeover of our company.

AN INCREASE IN GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS We are subject to a number of regulations applicable to businesses generally, as well as laws and regulations directly applicable to e-commerce. Although existing laws and regulations affecting e-commerce are not unduly burdensome, state, federal and foreign governments have and may continue to adopt legislation regulating the Internet and e-commerce. Such legislation or regulation could both increase our cost of doing business and impede the growth of the Internet while decreasing its acceptance or effectiveness as a communications and commerce medium. If a decline in the use of the Internet occurs, existing or potential customers may decide not to license or use our online products and services. Future issues may surround the concepts of privacy and record keeping, taxation of online transactions, and liability of companies in online transactions.

RELATIONSHIP WITH OUR EMPLOYEES

At December 31, 2002, we had 4 employees. If the Company completes its planned acquisitions, the Company will have significantly more employees.

GOVERNMENTAL REGULATION

Any facilities that the Company may purchase or lease in the future, including those in the U.S., will be subject to environmental laws and regulations. Compliance with these provisions is not expected to have, any material adverse effect upon our capital expenditures, earnings or competitive position.

ITEM 2. PROPERTIES

We rent space in San Francisco, California, for our headquarters for conference capability on an as needed basis at a nominal cost. Following completion of our acquisitions, the Company intends to relocate its headquarters to New York, New York.

Our existing facilities are adequate and appropriate for our operations prior to completing our planned acquisitions.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2001, the lessor of space to the Company commenced an action against the Company seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. The Company entered into a settlement agreement on April 1, 2002, which required the payment of principal of $88,500 plus stipulated interest in ten installments commencing, April 2002. In September 2002, the Company paid the repaid the remaining outstanding balance of $49,427 by the issuance of 130,000 shares of common stock of the Company and the matter was dismissed with prejudice.

The Company has been involved in various other minor claims and lawsuits, primarily with former officers and employees,. The Company has reached settlement or the case has been dismissed. Management believes that any financial responsibility that incurred in settlement of such claims and lawsuits would not be material to the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the company's stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock has been traded on the OTC Bulletin Board under the symbol "ATWO" beginning May 1, 2002. Prior to May 1, 2002, the Company was traded under the symbol "SGXK". The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices of our common stock as reported on the OTC Bulletin Board:

------------------------------------                 ---------         ---------
                                                       High                Low
Year Ended December 31, 2002
   First Quarter                                     $  2.36             $ 0.23
   Second Quarter                                       0.87               0.11

   Third Quarter                                        1.10               0.12
   Fourth Quarter                                       0.40               0.15
------------------------------------                 ---------         ---------
Year Ended December 31, 2001
   First Quarter                                      $ 1.76             $ 0.07
   Second Quarter                                       0.14               0.14
   Third Quarter                                        0.42               0.42
   Fourth Quarter                                       0.42               0.42

On May 16, 2003, the closing market price of our common stock as reported on the OTC Bulletin Board was $0.20 per share.

HOLDERS

There were approximately 1381 holders of record of our common stock on May 16, 2003.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception and anticipate that we will retain our future earnings to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our general financial condition and general business conditions. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future.

SALES OF UNREGISTERED SECURITIES

The following unregistered securities have been issued by the Company during the last three fiscal years that have not previously bee reported:

In October 2002, the Company issued 50,000 shares of its common stock for investment banking services to be rendered with an estimated fair market value of $25,000 and granted warrants to purchase 50,000 shares of its common stock at $1.50 per share (Note 12).

In October and November 2002, the Company granted warrants to purchase 29,000 shares of its common stock at $.25 per share in connection with raising working capital and the issuance of notes payable to shareholders.

In November and December 2002, the Company granted warrants to purchase 65,000 shares of its common stock at $.25 per share in connection with raising working capital and the issuance of notes payable to shareholders.

In December 2002, the Company issued 503,000 shares of its common stock to past employees of the Company for full release of past compensation and other liabilities worth an estimated fair market value of $211,166

In December 2002, the Company issued 125,000 shares of its common stock to a company controlled by the chairman of the Company's board of directors for services rendered by the chairman valued at $15,000, based upon compensation agreement.

In January 2003, the Company issued 50,000 shares of its common stock for investment banking services to be rendered with an estimated fair market value of $15,000. (Note 12)

In January 2003, the Company granted warrants to purchase 50,000 shares of its common stock at $1.75 per share in connection with its investment banking agreement. (Note 12)

In February and March 2003, the Company granted warrants to purchase 57,000 shares of its common stock at $0.30 per share in connection with raising working capital and the issuance of notes payable.

In April 2003, the Company granted warrants to purchase 50,000 shares of its common stock at $.20 per share in connection with raising working capital and the issuance of notes payable.

In May 2003, the Company issued 120,000 shares of its common stock for past consulting services rendered with an estimated fair market value of $9,000.

In May 2003, the Company issued 50,000 shares of its common stock for financial advisory services to be rendered with an estimated fair market value of $3,750.

In May 2003, the Company issued 375,000 shares of its common stock for research services to be rendered , with an estimated fair market value of $28,125.

In May 2003, the Company issued 500,000 shares of its common stock to an investor for cash consideration of $100,000.

In May 2003, the Company issued 400,000 shares of its common stock to an investor for cash consideration of $110,000.

The Company believes that the issuance of these securities was exempt from registration under the Securities Act by virtue of Section 4(2) thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (MD&A)

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN PART IV, ITEM 15(A)."

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

On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of 3 shares of the Agence for each share of common stock of Saratoga held by A21 Acquisition. The total shares issued to Agence's shareholders, 9,245,343 shares, will represent 83.3% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly owned subsidiary of Saratoga, will be retired on April 30, 2004.

The holders of a majority of all outstanding options and warrants of the Company agreed to terms of the exchange agreement.

The exchange was be accounted for as a reverse acquisition under the purchase method of accounting, since the former shareholders of Agence own a majority of the outstanding common stock of Saratoga. Accordingly, the combination of Agence and Saratoga was recorded as a recapitalization of Agence pursuant to which the Agence will be treated as the continuing entity for accounting purposes and the historical financial statements are those of the Agence. A21 Acquisition and Agence continue to operate as a wholly owned subsidiaries of a21, Inc., formerly known as Saratoga. Effective with the closing of the exchange, Saratoga Holding I, Inc. changed its name to a21, Inc.

Therefore, based on the above transaction, we have provided management's discussion and analysis of financial condition and results of operations for the Company.

RESULTS OF OPERATIONS

PLAN OF OPERATION

Without additional capital, the Company's current capital resources are sufficient to support the existing and anticipated levels of business for only the next two months. The Company has been funding its operations through an increase in accounts payable in addition to capital that it has raised in the form of notes, convertible notes and equity. The Company has experienced cash shortages and inability to pay its obligations from time to time in 2002 and 2003. A significant portion of its current liabilities is past due. These conditions raise doubt about the Company's ability to continue as a going concern. The Company will have to raise additional capital in order to meet its current and future obligations. While management has plans to address these issues, there is no guarantee that management will be successful in their resolution. If management is unable to raise additional capital, it is unlikely that the Company can continue its operations.

Management's plans with respect to these matters include continued restructuring of its debt, including current liabilities, through the issuance of common stock and entering into forbearance agreements, continuing to defer certain employee compensation as well as payment of amounts due to affiliates for past due obligations. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through future issuance of stock and/or debentures in order to develop a viable business. The Company has found it necessary to implement severe cost cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks; thus, reducing the Company's financial requirements for the exploitation of its intellectual properties.

Primarily, the Company is focusing on acquisitions to build the content and/or infrastructure to support the Company's business. The Company has currently two executed non-binding Letters of Intent which are contingent upon satisfactory due diligence, financing and a mutually agreeable definitive agreement. There can be no assurance that such acquisitions will close on terms that are favorable to the Company.

The Company currently has limited its product research and development efforts in order to focus on locating acquisitions which fit its business plan. While the Company believes that it has identified acquisitions that meet the criteria of its business plan, there can be no assurance that the Company will successfully complete their acquisition.

As a result of the Company's focus on its acquisition plan, the Company does not expect to spend any significant capital on new purchases of plant and equipment. Additionally, the Company does not expect to significantly expand its employee base until such time as it completes it acquisitions. Even if it does complete its acquisitions, it does not expect its employee roster to increase significantly except inside of its newly acquired subsidiaries.

YEAR ENDED DECEMBER 31, 2002 VS. DECEMBER 31, 2001

For the year ended December 31, 2002, the Company was in the development state as it was last year, while the Company built its business plan, raised capital, recruited a management team, and reviewed potential acquisitions. Research and development costs for the year 2002 were $177,600 compared to $225,518 in 2001. The decrease is attributable to more focus on seeking acquisitions and less on building internal infrastructure. The Company incurred selling, general and administrative costs of $2,116,801 and had an operating loss of $3,396,215 for the year 2002 compared to selling, general and administrative costs of $1,636,631 and an operating loss of $1,940,000 during 2001. The Company incurred significant costs from the expense of issuing stock options to its employees and consultants compared to 2001. Depreciation and amortization expense for the year ended December 31, 2002 was $55,366 compared to $57,598 for the year 2001. The Company had no significant increase in the purchase of depreciable assets as it switched its focus to seeking acquisitions and less on building internal infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2002, the Company's working capital deficit decreased by $1,008,943 from a working capital deficit of $2,068,736 at December 31, 2001, to a deficit of $1,044,793 at December 31, 2002. At December 31, 2002
cash totaled $8,590. Accounts payable increased by $133,132. Accrued expenses and other current liabilities decreased by $780,042. In general, the decreases in working capital deficit, accrued expenses and other liabilities was primarily the result of the general release of accrued compensation signed by substantially all officers and employees and by the issuance of common stock for certain notes payable, including accrued interest. The increase in accounts payable resulted primarily from an increase in professional fees related to the Company's share exchange agreement and subsequent public filings.

Without additional capital, the Company's current capital resources are sufficient to support the existing and anticipated levels of business for only the next two months. The Company has been funding its operations through an increase in accounts payable in addition to capital that it has raised in the form of notes, convertible notes and equity. The Company has experienced cash shortages and inability to pay its obligations from time to time in 2002 and 2003. A significant portion of its current liabilities is past due. These conditions raise doubt about the Company's ability to continue as a going concern. The Company will have to raise additional capital in order to meet its current and future obligations. While management has plans to address these issues, there is no guarantee that management will be successful in their resolution. If management is unable to raise additional capital, it is unlikely that the Company can continue its operations.

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

During the year ended December 31, 2002, the Company's increase in working capital was primarily the result of restructuring its debt including current liabilities and notes payable. The Company raised working capital through the issuance of 345,000 shares of common for cash consideration of $203,000 and $424,000 in notes payable with shareholders. The issuance of common stock for exercised warrants provided additional cash in the amount of $37,500. The Company issued 2,484,012 shares of its common stock for services and other liabilities valued at $899,069. In addition, the Company issued 228,769 shares of its common stock in retiring $365,000 in convertible notes payable and accrued interest of $54,047 and 251,030 share of its common stock as payment in full for $130,000 in other notes payable, including accrued interest of $20,618.

In March and April 2002, the Company issued 666,668 shares of common stock to certain advisors of the Company in exchange for 166,668 shares of Series A Preferred Stock of AdPads Corporation held by the advisors. The Series A Preferred Stock is convertible into 20,000,160 shares of common stock of AdPads Corporation. The Company has valued this investment at $100,000, cost and estimated fair market value. As of this date, the Preferred Stock cannot be converted into common stock of AdPads Corporation due to insufficient number of authorized shares available. The Company subsequently established a valuation allowance of $59,632 against this investment as of December 31, 2002, as described in Note 6.

In September 2002, substantially of the officers/ and employees of the Company executed agreements, which released the Company of any liability for compensation accrued and unpaid, which was owed to the officers and employees through September 30, 2002. The reduction in liabilities resulting from the general releases in the amount of $1,446,911 reduced the Company's working capital deficit.

The decrease in the Company's working capital deficit experienced by the Company during the year ended December 31, 2002 was the direct result of the actions taken by the Company to restructure its debt.

The industry in which the Company operates is highly competitive and the Company expects such competition to continue in the future. Most of the Company's competitors are larger than the Company and have substantially greater financial, technical, and marketing resources.

ITEM 7. FINANCIAL STATEMENTS
TABLE OF CONTENTS                                                        PAGE
Independent Auditors' Report                                              F-1
Consolidated Balance Sheets                                               F-2
Consolidated Statements of Operations                                     F-3
Consolidated Statements of Stockholders' Equity (Deficit)                 F-4
Consolidated Statements of Cash Flows                                     F-8
Notes to Consolidated Financial Statements                               F-10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS IN COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

MANAGEMENT AND DIRECTORS

The following table sets forth the names and positions of the executive officers and directors of the Company:

Name                       Age         Position
--------                   -----       -----------
Albert H. Pleus            41          Chairman and Principal Financial Officer
Haim Ariav                 38          President and Principal Executive Officer

Vincent C. Butta           41          Vice Chairman
Luke A. Allen              39          Director
Thomas V. Butta            46          Director

Albert H. Pleus has been Chairman of the Company from its inception. Mr. Pleus has also served as the Principal Financial Officer of the Company since August 2001. Having started his career at Morgan Stanley, Mr. Pleus, over the last 10 years, has focused on investment banking as well as principal investment roles. From 1996 to 1999, Mr. Pleus was a Managing Director at Convergence Capital, Inc., a New York and Seoul, Korea based boutique focused on cross border mergers, acquisitions and financings.. From 1999 to present, Mr. Pleus has been President of Whitney Holdings Group, a Hawaii and New York based company which provides financial, strategic consulting and advisory services to developing businesses. Mr. Pleus is also Vice Chairman of Adpads, Inc.. Mr. Pleus received his BS and MS degrees from MIT and holds an MBA from Stanford University.

Haim Ariav has been President of the Company since March 2002, and has been with the Company since January 2001, as Chief Creative Officer. Prior to joining the Company in February 2001, Mr. Ariav was the Senior Vice President and Chief Creative Officer of DVCi Technologies. DVCi acquired Muffin-Head Productions, Inc. in 1998. Muffin-Head, a company Mr. Ariav founded in 1993, specialized in web design and production. Mr. Ariav was the Founder and President of Muffin-Head from its inception. Prior to founding Muffin-Head, Mr. Ariav was a successful fashion and beauty photographer. Mr. Ariav received his BA from Brooks Institute of Photography.

Vincent C. Butta has been Vice Chairman of the Company since March 2002 and also served as Chief Executive Officer from January 2001 through February 2002. Mr. Butta was Chief Executive Officer of BFF Merchandising Group, a division of Adpads, Inc. from February 2002 through April 2003. From 1995 to 2000, Mr. Butta was employed by ADC, Inc., a point of purchase display manufacturing company, where he held senior sales and marketing positions and became President in 1999. From 1984 to 1995, Mr. Butta was Senior Vice President of Sales and Marketing at Consumers Promotions International, where he was in charge of marketing and promotions as well as design and creative development. Additionally, Mr. Butta also acted as a consultant, principal and Board member of various privately-held businesses including business to business Internet companies, marketing companies, and other early stage companies. He received his Bachelor of Art degree in Marketing & Advertising from Pepperdine University. Mr. Butta is the brother of Thomas V. Butta, a Director of the Company.

Luke A. Allen has been a Director of the Company from its inception. Since 1994, Mr. Allen has been President of C.R.Allen & Co., Inc., a private investment company with interests ranging from biotech, Internet, and software companies to radio and media. Also, since 1994, Mr. Allen has been Chairman of Westbrook Technologies, Inc., a computer software company specializing in document management technology. From 1993-1998, Mr. Allen was a Director of Major Broadcasting Co. Inc., which owned a a major market radio station. Mr. Allen is also involved with various family investment interests through Allen & Company, the New York investment bank. Mr. Allen received his BA degree from Duke University.

Thomas V. Butta is a Director of and an advisor to the Company. Mr. Butta has been the Chief Marketing Officer of PTC since November 2001. Prior to joining PTC, Mr. Butta was the Chief Marketing Officer of CommerceQuest from August 2000 to July 2001 and Red Hat from June 1999 to June 2001. From July 1996 to June 1999, Mr. Butta served as Chief Executive Officer of FGI Inc. a strategic marketing, research and communications firm in Chapel Hill, North Carolina and New York City[Mr. Butta received his BA degree from Hamilton College in Clinton, New York and has attended Executive Education programs at Harvard Business School. Mr. Butta is the brother of Vincent C. Butta, a Director of the Company.

In addition to the foregoing directors, Philip Garfinkle has agreed to become a director of the Company following the filing of this Form 10-KSB.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company does not have a class of securities registered pursuant to Section 12 under the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding executive compensation for each person who served as the Company's Chief Executive Officer or acted in a similar capacity during the year ended December 31, 2002. Except as noted in the following table, no executive officer received compensation in excess of $100,000 for the fiscal year ended December 31, 2002.

SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                                                        Restricted
                                                                     Other annual          Stock        Stock
Name                   Position                      Year   Salary   compensation         Awards       Options
--------------------------------------------------------------------------------------------------------------------
ALBERT H PLEUS         Chairman / Prin. Fin. Officer 2002              65,000            a 21,500
                       Chairman/ Prin. Fin. Officer. 2001              50,000            a
                       Chairman                      2000              45,000            a              250,000

HAIM ARIAV             President / Prin. Exec.                                                          710,000
                       Officer                       2002   45,000   b
                       Chief Creative Officer        2001   32,145   b                                  266,667
                       NA                            2000   None

VINCENT C BUTTA        Vice Chairman                 2002   None     c                                  140,000
                       Chief Executive Officer       2001   96,017   c                                  400,000
                       NA                            2000   None

(a) For 2002, includes $35,000 of consulting fees paid to Mr. Pleus and $30,000 of accrued but unpaid consulting fees due to Mr. Pleus but excludes $115,000 of accrued but unpaid consulting fees for 2002 that was waived by Mr. Pleus in 2002. For 2001, includes $50,000 of consulting fees paid to Mr. Pleus but excludes $130,000 of accrued but unpaid consulting fees for 2001 that was waived by Mr. Pleus in 2002. For 2000, includes $45,000 of consulting fees paid to Mr. Pleus. During 2000, Mr. Pleus was also granted 250,000 non-plan options (which are on substantially the same terms as plan options).

(b) Mr. Araiv has served as President and principal executive officer since February 2002. For 2002, includes $45,000 of accrued but unpaid salary to Mr. Ariav and 310,000 plan options granted to Mr. Ariav and 400,000 non-plan options but excludes $112,500 of accrued but unpaid salary for 2002 that was waived by Mr. Ariav in 2002. During 2002, Mr. Ariav was also granted 310,000 options under the Company's stock option plan and 400,000 non-plan options (which are on substantially the same terms as plan options). For 2001, includes $32,145 of salary paid to Mr. Ariav and 266,667 non-plan options granted to Mr. Ariav but excludes $105,355 of accrued but unpaid salary for 2001 that was waived by Mr. Ariav in 2001. During 2001, Mr. Ariav was also granted 266,667 non-plan options (which are on substantially the same terms as plan options)

(c) Mr. Butta served as Chief Executive Officer from January 2001 until February 2002. For 2002, excludes $37,500 of accrued but unpaid salary for 2002 that was waived by

     Mr. Butta in 2002 During 2002, Mr. Butta was granted 140,000 options under the Company's stock option plan. For 2001, includes $96,017 of salary paid to Mr. Butta but excludes $95,650 of accrued but unpaid salary for 2001 that was waived by Mr. Butta. During 2001, Mr. Butta was also granted 400,000 non-plan options (which are on substantially the same terms as plan options).

DIRECTOR COMPENSATION

During 2002, the outside directors did not receive any fees for attending Board meetings. Each director was only reimbursed for all reasonable and necessary cost and expenses incurred as a result of being a Director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the a21, Inc. 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan (the "Plan"), the Board of Directors has the discretion to issues shares of common stock (either restricted or unrestricted), stock options and warrants.

A total of 2,776,764 shares are reserved for issuance under the Plan. Shares under options that lapse (due to cancellation or expiration) are available for re-issuance. Options become exercisable when vested and remain exercisable through the remainder of the option term except upon termination of employment, in which case the options generally terminate 90 days after the employee's termination date.

Below is a summary of options outstanding and options available for future issuance at December 31, 2002:

                                                                                   Number of
                                Number of Securities to                             Shares
                                be Issued Upon Exercise                            Available
                                   of Stock Options         Weighted Average      for Future
PLAN CATEGORY                        Outstanding             Exercise Price         Issuance
---------------------------          -----------             --------------         --------
Equity compensation plans
  approved by security
  holders                             1,335,000                   $.25               557,014

Equity compensation plans
  not approved by security
  holders                             1,279,170                   $.40

The 1,279,170 shares in the table above represent options remaining under grants made outside of the Plan in 2000 to 2002 to two newly-hired executive officers and to three outside directors. The terms of these options are substantially identical to those granted under the Plan.

The formula used to calculate the 557,014 shares available for future issuance is the total 2,776,764 shares authorized for issuance under the Plan less options granted under the Plan, not including those assumed in connection with business combinations, plus options that have lapsed, less 884,750 shares granted to consultants, employees, officers, and directors of the Company.

The following table sets forth, as of May 16, 2003, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, all Directors individually and all Directors and Executive Officers of the Company as a group. Except as note, each person has sole voting and investment power with respect to the shares shown.

---------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner    Amount of Beneficial Ownership              Percentage of Class
---------------------------------------------------------------------------------------------------------
Albert H. Pleus                         3,048,335 (1)                               19.3%
One Embarcadero Center
Suite 500
San Francisco, CA  94111
---------------------------------------------------------------------------------------------------------
Vincent C. Butta                        1,130,500 (2)                               7.1%
5 Heather Lane
Lloyd Harbor, NY  11743
---------------------------------------------------------------------------------------------------------
Haim Ariav                              1,043,334 (3)                               6.3%
One Embarcadero Center
Suite 500
San Francisco, CA  94111
---------------------------------------------------------------------------------------------------------
Luke A. Allen                           1,708,499 (4)                               10.8%
711 Fifth Avenue
New York, NY  10022
---------------------------------------------------------------------------------------------------------
LCA Capital Partners I, Inc.            873,000 (5)                                 5.5%
711 Fifth Avenue
New York, NY  10022
---------------------------------------------------------------------------------------------------------
Thomas V. Butta                         196,667 (6)                                 1.3%
105 Silverglade
Chapel Hill, NC  27514
---------------------------------------------------------------------------------------------------------
William C. Callari                      1,383,334 (7)                               8.8%
108 Fortunato Place
Neptune, NJ  07753
---------------------------------------------------------------------------------------------------------
AdPads, Incorporated                    1,000,000 (8)                               6.4%
108 Fortunato Place
Neptune, NJ  07753
---------------------------------------------------------------------------------------------------------
Thomas Cooke                            1,071,469 (9)                               6.8%
1304 Alta Vista Avenue
Austin, TX  78704
---------------------------------------------------------------------------------------------------------
All Directors and Executive Officers    7,127,335 (1) (2) (3) (4) (6)               41.5%
as a Group (5 Persons)
---------------------------------------------------------------------------------------------------------

(1) Includes 1,406,667 shares held directly by Mr. Pleus; 391,667 shares held by Whitney Holdings, Inc., which is controlled by Mr. Pleus; 133,334 shares held by the Albert Pleus Family Trust of which Mr. Pleus is trustee; options to purchase 116,667 shares at $.15 which are outside of the Company's stock option plan; and 1,000,000 shares held by AdPads, Incorporated, of which Mr. Pleus is a Director and minority shareholder. Does not include 672,000 shares and warrants to purchase 201,000 shares at prices ranging from $.20 to $.30 held by LCA Capital Partners I, Inc., in which Mr. Pleus is a minority shareholder.

(2) Includes 975,500 share held directly by Mr. Butta; options to purchase 140,000 shares at $.25 which are part of the Company's stock option plan; and warrant to purchase 15,000 shares at $1.25.

(3) Includes 66,667 shares held directly by Mr. Ariav; options to purchase 266,667 shares at $.15 which are outside of the Company's stock option plan; options to purchase 310,000 shares at $.25 which are part of the Company's stock options plan; and options to purchase 400,000 shares (160,000 at $.50, 120,000 at $1.00 and 120,000 at $1.50) which are outside of the Company's stock option plan.

(4) Includes 825,499 shares held directly by Mr. Allen; warrants to purchase 10,000 shares at $1.25; and 672,000 shares and warrants to purchase 201,000 shares at prices ranging from $.20 to $.30 held by LCA Capital Partners I, Inc., which Mr. Allen controls.

(5) Includes 672,000 shares held directly by LCA Capital Partners I, Inc.; and warrants to purchase 201,000 shares at prices ranging from $.20 to $.30 held by LCA Capital Partners I, Inc.

(6) Includes 130,000 shares held directly by Mr. Butta; warrants to purchase 50,000 shares at $.25; and warrants to purchase 16,667 shares at $1.50.

(7) Includes 333,334 shares held directly by Mr. Callari; 1,000,000 shares held by AdPads, Incorporated, of which Mr. Callari is a Director and Officer; and warrants to purchase 50,000 shares at $.42 per share held by Mr. Callari.

(8)      Includes 1,000,000 shares held directly by AdPads, Incorporated.

(9) Include 828,802 shares held directly by Mr. Cooke, 46,640 shares of common stock beneficially owned by June Cooke, the spouse of Mr. Cooke, 131,929 shares owned by Saratoga Resources, Inc., a Texas ("Saratoga Texas") corporation, a company controlled by Mr. Cooke, and 64,097 shares held by wholly owned subsidiaries of Saratoga-Texas. The foregoing is based on information supplied to the Company by Mr. Cooke.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHARE EXCHANGE AGREEMENT WITH AGENCE21, INC.
a21, Inc.(the "Company") was incorporated in the State of Texas on October 28, 1998, under the name Saratoga Holdings I, Inc. On April 18, 2002, Agence 21, Inc. ("Agence") entered into an exchange agreement with Saratoga Holdings I, Inc. ("Saratoga"), a Texas corporation and a publicly traded company, and a21 Acquisition LLC, ("A21 Acquisition") a wholly owned subsidiary of Saratoga Holdings I, Inc. Prior to the closing of the exchange, A21 Acquisition held 12,925,118 shares of Saratoga, its parent company, which represented 87.4% of Saratoga's outstanding common stock.

On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of three shares of Agence for each share of common stock of Saratoga held by A21 Acquisition. Total shares issued to the Company's shareholders, 9,245,343 shares, represent 83.3% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly-owned subsidiary of Saratoga, will be retired April 30, 2004. The minority shareholders of Agence hold 4,887,500 shares of common stock in Agence. Effective with the closing of the exchange, Saratoga Holding I, Inc. changed its name to a21, Inc.

STOCKHOLDER LOANS
From time to time shareholders, officers and directors of the Company have loaned the Company funds on terms that are as favorable as the Company could have received from unrelated third parties. As of December 31, 2002, certain Directors of the Company have advanced funds to the Company including accrued interest of $332,496. Subsequent to December 31, 2002, the Directors have advanced an additional $107,000 to the Company. The notes are due June 30, 2003 and accrue interest at 12% per annum.

INVESTMENT IN ADPADS, INCORPORATED

The Company currently owns 125,000 shares of AdPads, Incorporated ("APAD") Series B Convertible Preferred Stock which was issued in exchange for 1,000,000 shares of the Company December 31, 2001 and 166,668 shares of Series A Convertible Preferred Stock which was issued in exchange for 666,668 shares of the Company in March and April 2002. Mr. Pleus, the Company's Chairman and principal financial officer, became Vice Chairman of APAD in March 2002.

CONSULTING AGREEMENT WITH PHIL GARFINKLE.
In September 2002, the Company entered into a consulting agreement with Navig8US LLC ("Navig8"), a limited liability company controlled by Phil Garfinkle and one other person. Pursuant to the Agreement, Navig8 or its two principals have agreed to provided strategic advisor services to the Company for the four month period ended December 31, 2002 in exchange for a fee of $64,000, payable in four consecutive monthly installments of $16,000 in either cash or shares of common stock valued at the five day average closing price, but not less than $0.40 or more than $1.00 per share issuable to either Navig8 or its principals. Accordingly, the Company issued a total of 138,850 shares of common stock, of which 44,950 were allocated to Mr. Garfinkle. In addition, the Company issued to Navig8, warrants to purchase 120,000 shares of common stock at an exercise price of $.75 per share, warrants to purchase 90,000 shares of common stock at an exercise price of $1.25 per share, and warrants to purchase 30,000 shares of common stock at an exercise price of $1.75 per share. All of the warrants expire 3 years from the date of grant and 2/3 of such warrants will be allocated to Mr. Garfinkle. Navig8 is also entitled to 5% of any investment funds received by the Company from any investor introduced to the Company by Navig8 (other than investors already known to the Company). The Company and Navig8 orally agreed to renew the contract for the first quarter of calendar 2003 and in connection therewith the Company issued 120,000 shares of common stock as compensation, of which 40,000 were allocated to Mr. Garfinkle. Mr. Garfinkle has agreed to become a director following the filing of this Form 10-KSB. Upon becoming a director, the Company has agreed to issue to Mr. Garfinkle (i) 50,000 shares of common stock, of which 50% will vest immediately and 50% will vest at the end of one year of continuous services as a director and (ii) a five year warrant to purchase 50,000 shares of common stock at an exercise price of $.40 per share (based on a closing sales price of $.30 on March 5, 2003, the date Mr. Garfinkle orally agreed to become a director).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION OF EXHIBIT
-------              ----------------------
3.1(a)               Articles of Incorporation of the Registrant, as filed with the Secretary of State of the
                     State of Texas on November 8, 1995 (1)

3.1(b)               Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Texas filed on May 2, 2002 (2)

3.2                  Bylaws of a21, Inc., as amended to date (1)

10.1                 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan
                     (3)

10.2                 Amendment No. 1 to a21, Inc. 2002 Directors, Officers and Consultants Stock Option, Stock
                     Warrant and Stock Award Plan

23.1                 Consent of Marcum & Kliegman, LLP


99.1*                Certification of Haim Ariav

99.2*                Certification of Albert H. Pleus

*    Filed herewith

     (1) Incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form SB-2 filed December 1, 1998.

     (2) Incorporated herein by reference to Exhibit No. 3.2 to the Registrant's Current Report on Form 8-K dated April 30, 2002, filed May 15, 2002.

     (3) Incorporated herein by reference to Exhibit No. 4.1 to Registrant's Registration Statement on Form S-8, filed on April 25, 2002

     (4) Incorporated herein by reference to Exhibit No. 4.5 to Registrant's Registration Statement on Form S-8, filed on July 18, 2002

(B)      FORM 8-K

The Company did not file a Report on Form 8-K during the quarter ended December 1, 2002; however, the Company filed a Form 8-K on May 6, 2003 as amended by Form 8-K/A filed May 7, 2003 with respect to Item 4.

ITEM 14. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

(B) CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    a21, Inc.

                              By:   /S/ HAIM ARIAV
                                    ---------------
                                    HAIM ARIAV
                                    PRESIDENT AND PRINCIPAL EXECUTIVE
                                    OFFICER

May 20, 2003

We, the undersigned directors and executive officers of the Registrant, hereby severally constitute Albert H. Pleus and Haim Ariav, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 20, 2003, by the following persons on behalf of the Registrant and in the capacities indicated below:

SIGNATURE                    TITLE (CAPACITY)
-------------------------    --------------------------------------------------
/s/    ALBERT H. PLEUS       Chairman, Director and Principal Financial Officer
-------------------------
ALBERT H. PLEUS

/s/    HAIM ARIAV            President and Principal Executive
-------------------------
HAIM ARIAV

/s/    Vincent C. Butta      Vice Chairman and Director
-------------------------
VINCENT C. BUTTA
-------------------------

/s/    Thomas V. Butta       Director
-------------------------
THOMAS V. BUTTA

/s/    Luke A. Allen         Director
-------------------------
LUKE A. ALLEN

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Haim Ariav, Principal Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of a21, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       By:     /S/    HAIM ARIAV
                               -------------------------
                              HAIM ARIAV
                              PRESIDENT AND PRINCIPAL EXECUTIVE
                              OFFICER

May 20, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Albert H. Pleus, Principal Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of a21, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            By:     /S/    ALBERT H. PLEUS
                                    ----------------------
                                   ALBERT H. PLEUS
                                   CHAIRMAN AND PRINCIPAL FINANCIAL
                                   OFFICER


May 20, 2003


                          a21 , Inc. and subsidiaries
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002
                                    UNAUDITED

                                     ASSETS

CURRENT ASSETS
      Cash                                                                                $              8,590
      Advance to shareholder                                                                            15,000
                                                                                              ------------------
        TOTAL CURRENT ASSETS                                                                            23,590

PROPERTY AND EQUIPMENT - net                                                                            50,515
INVESTMENT                                                                                              76,700
                                                                                              ------------------
                                                                                          $            150,805
                                                                                              ==================

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
      Accounts payable                                                                    $            426,230
      Accrued wages and payroll taxes                                                                  269,213
      Accrued expenses and other current liabilities                                                    40,444
      Note payable - affiliate                                                                         332,496
                                                                                              ------------------
        TOTAL CURRENT LIABILITIES                                                                    1,068,383



COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
      Preferred stock, $.001 par value,  100,000 shares authorized,
        no shares issued and outstanding                                                             -
      Common stock, $.001 par value,  100,000,000 shares authorized,
        13,928,995 issued and outstanding                                                               13,929
      Additional paid-in capital                                                                     4,655,711
      Deficit accumulated during the development stage                                              (5,587,218)
                                                                                              ------------------
        TOTAL SHAREHOLDERS' DEFICIENCY                                                                (917,578)
                                                                                              ------------------
                                                                                          $            150,805
                                                                                              ==================




 The accompanying notes are an integral part of this financial statement.
                                        F-2



                           a21 , Inc. and subsidiaries
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                                         Cumulative During
                                                             Year Ended             Year Ended         the Development Stage
                                                            December 31,           December 31,         (September 19, 2000
                                                                2002                   2001            to December 31, 2002)
                                                         --------------------   -------------------   -------------------------



EXPENSES:
    Research and development                           $             177,600  $            225,518 $                   403,118
    General and administrative                                     2,011,809             1,636,631                   3,648,440
    Write-off of website development costs                           842,670                                           842,670
    Loss on valuation of investment                                  113,300                                           113,300
    Depreciation and amortization                                     55,366                57,598                     112,964
    Interest expense, net                                             90,470                20,253                     110,723
                                                         --------------------   -------------------   -------------------------
       TOTAL EXPENSES                                              3,291,215             1,940,000                   5,231,215

                                                         --------------------   -------------------   -------------------------

NET LOSS                                               $          (3,291,215) $         (1,940,000) $               (5,231,215)
                                                          ====================   ===================   =========================

NET LOSS PER SHARE, BASIC AND DILUTED                  $                0.29  $               0.30  $                     0.64
                                                         ====================   ===================   =========================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                             11,190,348             6,495,790                   8,217,571
                                                          ====================   ===================   =========================


 The accompanying notes are an integral part of this consolidated financial statement.
                                        F-3


                        ( A Development Stage Enterprise)
         CONCOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                                    UNAUDITED
                                     Deficit


                                                                Preferred Stock             Common Stock
                                                             -----------------------  --------------------------
                                                               Shares       Amount       Shares         Amount
                                                             ----------   ----------   ----------   -------------
BALANCE,  September 19, 2000 (Inception)                                  $                         $

     Issuance of common stock for cash :
         at $0.00012 per share, September                                               2,991,000           2,991
         at $0.03 per share, September                                                    578,833             579
         at $0.03 per share, October                                                      887,500             888
         at $0.03 per share, November                                                     913,000             913
         at $0.03 per share, December                                                      25,000              25
     Issuance of preferred stock for cash: (Footnote A)
         at $01.50 per share, October                             50,000          50
         at $01.50 per share, November                            66,667          67
         at $01.50 per share, December                           200,000         200
     Issuance of common stock for services:                                                                    --
         at $0.03 per share, October                                                      166,667             167
         at $0.03 per share, November                                                     133,333             133

     Net loss                                                        --           --           --              --
                                                             ----------   ----------  ----------    -------------

 Balance, December 31, 2000                                     316,667          317    5,695,333           5,695
     Issuance of common stock for services:
         at $0.03 per share, January                                                      266,667             267
         at $0.03 per share, February                                                      66,667              67

     Issuance of preferred stock for cash: (Footnote A)
         at $1.50 per share, February                            100,000         100
         at $2.25 per share, February                             33,333          33
         at $2.25 per share, March                                33,333          33
         at $1.50 per share, June                                 16,667          17

      Issuance of common stock to acquire Adpad's Series B
         preferred stock at $0.03 per share in December                                 1,000,000           1,000
      Net loss
                                                             ----------   ----------   ----------  -------------

 Balance, December 31, 2001                                      500,000         500    7,028,667           7,029
      Exercised fully vested options
       at $0.15 per share, March                                                          800,000             800
      Issuance of common stock for 83,334 shares of AdPads
       Series A preferred stock in March                                                  333,333             333

      Issuance of common stock for 83,334 shares of AdPads
       Series A preferred stock in April                                                  333,333             333
      Issuance of common stock for cash
       from exercised warrants at $.15 per share                                          250,000             250
                                                             ----------   ---------   -----------   -------------
      Balance, April 30, 2002  Pre-reverse acquisition           500,000         500    8,745,333             500

      Issuance of common stock to shareholders of
        Saratoga Holding I, lnc. pursuant
        to the terms of the reverse merger agreement                                    1,853,650           1,854

      Exchange of preferred stock for common stock pursuant
        to the terms of the reverse merger agreement            (500,000)       (500)     500,000             500
                                                             -----------  ----------  -----------  --------------
      Balance, May 1, 2002, post reverse acquisition                  --  $       --   11,098,983          11,099


      Issuance of common stock for cash :
         at $0.40 per share, June                                                          20,000    $         20
         at $0.60 per share, June                                                         325,000             325

      Issuance of common stock for services:
         at $0.25 per share, May                                                          166,163             166
         at $0.45 per share, May                                                          100,000             100
         at $0.86 per share, July                                                          50,000              50
         at $0..58 per share, August                                                      100,000             100
         at $0.50 per share, September                                                    115,000             115
         at $0.55 per share, September                                                     29,100              29
         at $0.60 per share, September                                                     10,000              10
         at $0.61 per share, September                                                     16,300              16
         at $1.67 per share, September                                                     40,000              40
         at $0.10 per share, October                                                      215,000             215
         at $0.50 per share, October                                                       50,000              50
         at $0.62 per share, October                                                       25,650              26
         at $0.40 per share, November                                                      40,000              40
         at $0.40 per share, December                                                      40,000              40

      Issuance of common stock for other liabilities
         at $0.38 per share, September                                                    130,000             130
         ar $0.60 per share, September                                                    251,030             251
         at $0.12 per share, December                                                     125,000             125
         at $0.26 per share, December                                                     400,000             400
         at $0.41 per share, December                                                     200,000             200
         at $0.90per share, December                                                      153,000             153

      Issuance of common stock for exercised convertible notes:
         at $1.50 per share, July                                                         127,576             128
         at $2.25 per share, July                                                         101,193             101

      General release of liabilities for compensation and expenses by shareholders/employees in
        September

      Paid-in capital from the issuance of options and warrants for consulting services

      Paid-in capital from the issuance of options for compensation

      Paid-in capital from the issuance of warrants for for additional financing costs


      Net loss for the year

                                                              -----------  ----------  -----------  --------------
      Balance, December 31, 2002                                      --  $       --   13,928,995    $     13,929
                                                              ==========  ===========  ==========   =============





                                                                                       Deficit
                                                                                      Accumulated
                                                                          Additional   During the           Total
                                                                            Paid-in   Development        Shareholders'
                                                                            Capital      Stage        Equity (Deficiency)
                                                                        -------------  ------------- -------------------

BALANCE,  September 19, 2000 (Inception)                                $               $             $

     Issuance of common stock for cash :
         at $0.00012 per share, September                                           609          --             3,600
         at $0.03 per share, September                                           16,785          --            17,364
         at $0.03 per share, October                                             25,738          --            26,625
         at $0.03 per share, November                                            26,477          --            27,390
         at $0.03 per share, December                                               725          --               750
     Issuance of preferred stock for cash: (Footnote A)
         at $01.50 per share, October                                            74,950          --            75,000
         at $01.50 per share, November                                           99,933          --           100,000
         at $01.50 per share, December                                          299,800          --           300,000
     Issuance of common stock for services:                                                                         --
         at $0.03 per share, October                                             10,833          --            11,000
         at $0.03 per share, November                                             6,117          --             6,250

     Net loss                                                                        --    (356,003)         (356,003)
                                                                          -------------  -----------    ---------------

 Balance, December 31, 2000                                                     561,967    (356,003)          211,976
     Issuance of common stock for services:
         at $0.03 per share, January                                              7,733          --             8,000
         at $0.03 per share, February                                             1,933                         2,000

     Issuance of preferred stock for cash: (Footnote A)                                                            --
         at $1.50 per share, February                                           149,900                       150,000
         at $2.25 per share, February                                            74,967                        75,000
         at $2.25 per share, March                                               74,967                        75,000
         at $1.50 per share, June                                                24,983                        25,000

      Issuance of common stock to acquire Adpad's Series B
         preferred stock at $0.03 per share in December                          89,000                       90,000
      Net loss                                                                             (1,940,000)     (1,940,000)
                                                                          ------------   ------------  --------------

 Balance, December 31, 2001                                                     985,450    (2,296,003)     (1,303,024)
      Exercised fully vested options
       at $0.15 per share, March                                                119,200                       120,000
      Issuance of common stock for 83,334 shares of AdPads
       Series A preferred stock in March                                         49,667                        50,000

      Issuance of common stock for 83,334 shares of AdPads
       Series A preferred stock in April                                         49,667                        50,000
      Issuance of common stock for cash
       from exercised warrants at $.15 per share                                 37,250                        37,500
                                                                          -------------  -------------- --------------
      Balance, April 30, 2002  Pre-reverse acquisition                            8,745     1,241,234      (1,045,524)

      Issuance of common stock to shareholders of
        Saratoga Holding I, lnc. pursuant
        to the terms of the reverse merger agreement                             (1,854)

      Exchange of preferred stock for common stock pursuant
        to the terms of the reverse merger agreement
                                                                          ------------                 --------------
      Balance, May 1, 2002, post reverse acquisition                          1,239,380                 $ (1,045,524)


      Issuance of common stock for cash :
         at $0.40 per share, June                                          $      7,980                 $      8,000
         at $0.60 per share, June                                               194,675                      195,000

      Issuance of common stock for services:
         at $0.25 per share, May                                                 41,834                       42,000
         at $0.45 per share, May                                                 44,900                       45,000
         at $0.86 per share, July                                                42,950                       43,000
         at $0..58 per share, August                                             57,900                       58,000
         at $0.50 per share, September                                           57,385                       57,500
         at $0.55 per share, September                                           15,971                       16,000
         at $0.60 per share, September                                            5,990                        6,000
         at $0.61 per share, September                                            9,850                        9,866
         at $1.67 per share, September                                           66,587                       66,627
         at $0.10 per share, October                                             21,285                       21,500
         at $0.50 per share, October                                             24,950                       25,000
         at $0.62 per share, October                                             15,877                       15,903
         at $0.40 per share, November                                            15,960                       16,000
         at $0.40 per share, December                                            15,960                       16,000

      Issuance of common stock for other liabilities
         at $0.38 per share, September                                           49,297                       49,427
         ar $0.60 per share, September                                          150,367                      150,618
         at $0.12 per share, December                                            14,875                       15,000
         at $0.26 per share, December                                           104,685                      105,085
         at $0.41 per share, December                                            82,422                       82,622
         at $0.90per share, December                                            137,814                      137,967

      Issuance of common stock for exercised convertible notes:
         at $1.50 per share, July                                               191,236                      191,364
         at $2.25 per share, July                                               227,582                      227,683

      General release of liabilities for compensation and
        expenses by shareholders/employees in
        September                                                             1,446,911                    1,446,911

      Paid-in capital from the issuance of options and
        warrants for consulting services                                        190,961                      190,961

      Paid-in capital from the issuance of options
        for compensation                                                        146,000                      146,000

      Paid-in capital from the issuance of warrants for                          34,127                       34,127
        for additional financing costs


      Net loss for the year                                                               (3,291,215)     (3,291,215)

                                                                          ------------- -------------   --------------
      Balance, December 31, 2002                                          $  4,655,711  $(5,587,218)     (3,008,626)
                                                                          =============  ============   ==============



Footnote A: Preferred stock issued by Agence 21, Inc. was exhanged for common stock of the Company at the close of the reverse acquisition.(Note 1)

                           a21 , Inc. and subsidiaries
                        ( A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                        Cumulative During     Cumulative During
                                                                                       the Development Stage  the Development Stage
                                                           Year Ended December 31,     (September 19, 2000    (September 19, 2000
                                                           ----------------------------
                                                             2002           2001       to December 31, 2002)   to December 31, 2001)
                                                           -------------  -------------  --------------------  -----------------


       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                         $   (3,291,215)$   (1,940,000)$          (5,587,218)       (2,296,003)
         Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                         55,366         57,598               131,202               75,836
         Write-off of website development costs               842,670                              842,670
         Write-off of advances to shareholder                       -        136,189               136,189              136,189
         Write-off of advances on abandoned merger                            25,429                25,429               25,429
         Loss from valuation of investment                    113,300                              113,300
         Consulting fee from issuance of options and warrants 190,961                              190,961
         Compensation from issuance of options                146,000                              146,000
         Financing costs from issuance of warrants             34,127                               34,127
         Common stock issued for services                     899,069         10,000               926,319               27,250
        Changes in current assets and liabilities:
        Rent deposits                                           1,653         35,847                     -               (1,653)
        Accounts payable                                      182,559        281,824               475,657              293,098
        Accrued wages and payroll taxes                       573,933      1,058,570             1,716,124            1,142,191
        Accrued expenses and other current liabilities         (6,399)       134,518               134,105              140,504
                                                          -------------  -------------  --------------------    -----------------

   NET CASH USED IN OPERATING ACTIVITIES                     (257,976)      (200,025)             (715,135)            (457,159)
                                                          -------------  -------------  --------------------    -----------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property and equipment                       -        (13,631)              (13,631)             (13,631)
        Advances to shareholder                               (15,000)       (78,472)             (151,189)            (136,189)
        Advances on abandoned merger                                         (25,429)              (25,429)             (25,429)
        Website development costs                            (272,838)      (512,711)             (842,670)             (569,832)
                                                           -------------  -------------  --------------------   -----------------

   CASH USED IN INVESTING ACTIVITIES                         (287,838)      (630,243)           (1,032,919)             (745,081)
                                                           -------------  -------------  --------------------   -----------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from  notes payable - Shareholders           424,000        139,500               563,500              139,500
        Proceeds from  convertible notes payable                    -        196,915               196,915              196,915
        Proceeds from exercised warrants for common stock      37,500                               37,500
        Principal payments on notes payable to shareholders  (120,000)                            (120,000)
        Sales of common stock                                 203,000              -               278,729               75,729
        Sales of preferred stock                                    -        325,000               800,000              800,000
                                                          -------------  -------------  --------------------    -----------------

    CASH PROVIDED BY FINANCING ACTIVITIES                      544,500        661,415             1,756,644           1,212,144
                                                          -------------  -------------  --------------------    -----------------

    NET (DECREASE) INCREASE IN CASH                             (1,314)      (168,853)                8,590               9,904

    CASH AT BEGINNING OF PERIOD                                  9,904        178,757                     -                   -
                                                          -------------  -------------  --------------------    -----------------
    CASH AT END OF YEAR                                 $        8,590 $        9,904 $               8,590               9,904
                                                           =============  =============  ====================   =================

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
               Issuance of common stock for:
                     Investment in AdPad preferred stock   $      100,000 $       90,000 $             190,000
                    Repayment of convertible notes payable        365,000              -               365,000
                    Payment of accrued interest on convertible note54,047ble           -                54,047
                    Repayment  of notes payable - shareholders    130,000              -               130,000
                    Payment of accrued interest on notes payable - 20,618olders        -                20,618
                    Prior years account payable                    49,427              -                49,427
               Paid-in capital contributed from general release of
                    accrued compensation by employee stockholder1,446,523              -             1,446,523
               Property and equipment acquired through
                    issuance of convertible notes payable               -        168,085               168,085

        The accompanying notes are an integral part of this consolidated financial statement.
                                        F-5


                        a21, Inc. Group and subsidiaries
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       THE COMPANY

         a21, Inc. (the "Company") was incorporated in the State of Texas on October 28, 1998, under the name Saratoga Holdings I, Inc.

         On April 18, 2002, Agence 21, Inc. ("Agence") entered into an exchange agreement with Saratoga Holdings I, Inc. ("Saratoga"), a Texas corporation and a publicly traded company, and a21 Acquisition LLC, ("A21 Acquisition") a wholly owned subsidiary of Saratoga Holdings I, Inc. Prior to the closing of the exchange, A21 Acquisition held 12,925,118 shares of Saratoga, its parent company, which represented 87.4% of Saratoga's outstanding common stock.

         On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of three shares of Agence for each share of common stock of Saratoga held by A21 Acquisition. Total shares issued to the Company's shareholders, 9,245,343 shares, represent 83.27% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly-owned subsidiary of Saratoga, will be retired April 30, 2004. The minority shareholders of Agence hold 4,887,500 shares of common stock in Agence representing a 15.7% interest in the subsidiary.

         Effective with the closing of the exchange, Saratoga Holding I, Inc. changed its name to a21, Inc.

         The Company is currently seeking to acquire companies who have developed technology and infrastructure engaged in the business of providing photographers and photography agencies with a full range of marketing, distribution, editorial and other business services. The Company is seeking to support the digitization and delivery of images through an electronic infrastructure, along with its technology platform to support scanning and conversion of print quality digital images, digital watermarking, electronic payment and settlement and provide associated digital asset management. Marketing services are expected to include artist promotions, exhibitions and fine art print sales.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The Company has been presented as a "development stage enterprise" in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting By Development Stage Enterprises." Since inception, the Company has devoted substantial efforts to fund raising, planning, and development of its electronic infrastructure and technology. The Company has not commenced its principal operations, nor has it generated significant revenues from its operations.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $5,587,218 since inception. Additionally, the Company had a net working capital deficiency of $1,044,793 at December 31, 2002. The Company has experienced cash shortages and inability to pay its obligations from time to time in 2002 and 2001. Of the $1,068,383 of current liabilities, approximately $695,000 is past due. These amounts include approximately $160,000 payable to the Internal Revenue Service and other payroll taxing authorities and $105,000 of accrued wages owed to officers and employees of the Company. These conditions raise doubt about the Company's ability to continue as a going concern.

         Management's plans with respect to these matters include restructuring debt, including current liabilities, through the issuance of common stock and entering into forbearance agreements, as well as continuing to defer certain employee compensation. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through future issuance of stock and/or debentures in order to develop a viable business. The Company has implemented severe cost cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks, thus reducing the Company's financial requirements for the exploitation of its intellectual properties.

         The Company has been able to finance its operations by raising capital through the private placement of common stock, convertible debt and other debt.

         During 2002, the Company raised $240,450 by issuing 595,000 shares of common stock to investors. (See Note 9)

         During 2002, the Company raised $364,000 by issuing notes payable to shareholders and an affiliate company. These notes payable, which bear interest at 12% per annum, have been consolidated into one note payable due on June 30, 2003. (See Note 9)

         WEBSITE DEVELOPMENT COSTS - The Company applies Emerging Issues Task Force 00-02, "Accounting for Website Development Costs" in determining the amount of website development costs to be capitalized. These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material and services. Preliminary website development costs are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over three years commencing upon substantial completion and commercialization of the website.

         Due to the uncertainty of recovery of these costs from future revenue and change in the Company business plan to a plan more directed at growth through strategic alliances and acquisitions, the Company has recorded a valuation allowance in the full amount of website development costs incurred to December 31, 2002 in the amount of $842,670. (See Note 4)

         RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred.

         PROPERTY AND EQUIPMENT - Property and equipment is recorded cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated lives ranging from 3 to 7 years. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

         STOCK-BASED COMPENSATION - The Company accounts for all transactions under which employees, officers and directors receive shares of stock in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS No. 123. Accordingly, no compensation expense has been recognized in the results of operations for stock options issued to the employees, officers and directors other than for options granted at exercise prices below the market price. Stock options and warrants issued to non-employees for services are accounted for at the fair value of the stock or the services at the grant date, whichever is more readily determinable in accordance with SFAS No. 123.

         ADVERTISING - The Company expenses the cost of advertising the first time the advertising takes place. Advertising expense charged to operations for the years ended December 31, 2002 and 2001 amounted to approximately $3,020 and $28,598, respectively.

         INCOME TAXES - The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         LOSS PER COMMON SHARE - Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the computation of diluted loss per share since they are anti-dilutive, or their effect is not material.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR  VALUE  OF  FINANCIAL   INSTRUMENTS  -  The  Company's   financial
         instruments consist primarily of cash, accounts payable and accrued expenses, which approximate fair value because of their short maturities. The Company's notes payable approximate the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2002.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2002, the Company has recorded impairment to website development costs and investments, as described in Note 4.

         COMPREHENSIVE INCOME - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

         RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 141 ("SFAS No. 141") "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No.
         121. The new standard is effective for fiscal years beginning after December 15, 2001. As of December 31, 2002, the Company had no unamortized goodwill.

         In August 2001, the FASB issued Statements of Financial No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived
         Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

         Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 and has reflected the effect on its financial position and results of operations in Notes 5 and 6.

         On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS
         No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, if extinguishment of debt is considered a risk management strategy by the reporting enterprise, the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

         In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

         In December 2002, The FASB issued "SFAS No.148, "Accounting for Stock-Based Compensation - an amendment of FASB Statement No. 123." SFAS No. 148, amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for the voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS NO. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements

          In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002.

          In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest  entities,  and  how to  determine  when  and  which  business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's consolidated financial statements.

          In December 2001, the Accounting Standards Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" ("SOP 01-6"). SOP 01-6 provides guidance on accounting and reporting matters for entities that have trade receivables and entities that finance their customers' purchases of goods and services using trade receivables. SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and the Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 has not had a material effect on the Company's consolidated financial position, results of operations or cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.


3.       ADVANCE TO SHAREHOLDER

Advance to shareholder in the amount of $15,000, is non-interest bearing, is due on demand and is repayable in shares of common stock of the Company with a value of $15,000.


4.       PROPERTY AND EQUIPMENT

At December 31, 2002, property and equipment consists of:

 Office and computer equipment                          $     151,471
 Furniture and fixtures                                        16,852
 Computer software                                             13,394
                                                        ----------------
                                                              181,717
 Less: Accumulated depreciation and amortization              131,202
                                                        ----------------
                                                        $      50,515
                                                        ================

Depreciation and amortization in the amount of $55,366 and $57,598 are included in general and administrative expenses for the years ended December 2002 and 2001, respectively.


5.       WEBSITE DEVELOPMENT COSTS

During the period from inception to December 31, 2001, the Company capitalized website development costs in the amount of $569,832. During the period from January 1 to September 30, 2002, the Company capitalized additional costs in the amount of $272,838. Due to the uncertainty of recovery of these costs from future revenue and change in the Company business plan to a plan more directed at growth through strategic alliances and acquisitions, the Company has recorded a valuation allowance in the full amount of website development costs incurred from inception to December 31, 2002 in the amount of $842,670.


6.       INVESTMENT

In December 2001, the Company entered into a transaction with AdPads Corporation ("AdPads") in which 1,000,000 shares of common stock of the Company were purchased by AdPads for 125,000 shares of Series B Preferred stock of AdPads. The Series B preferred stock is convertible into 50,000,000 shares of common stock of AdPads and has demand registration rights as of July 1, 2002. AdPads trades under the symbol APAD on the OTC bulletin board.

In March and April 2002, the Company issued 666,668 shares of common stock to certain advisors of the Company in exchange for 166,668 shares of Series A Preferred Stock of AdPads Corporation held by the advisors. The Series A Preferred Stock is convertible into 20,000,160 shares of common stock of AdPads Corporation.

As of December 31, 2002, the Company has valued its investment in AdPads at $76,700 based on its estimated fair value and has recognized a loss of $113,300 in the year ended December 31, 2002.


7.       NOTE PAYABLE - AFFILIATE

At December 31, 2002, note payable to affiliate in the amount of $332,496 consists of advances from a company controlled by a shareholder of the Company. These advances have been consolidated into a note payable, including accrued interest at December 31, 2002 in the amount of $19,449. The note payable bears interest at 12% per annum and is due and payable on June 30, 2003.


8.       CONVERTIBLE NOTES PAYABLE

At December 31, 2001, convertible notes payable of $365,000 consisted of the following:

         Convertible note dated October 1, 2000 in the amount of $165,000 bearing interest at 8% per annum and is due on the earlier of the second anniversary of the date of the note or the closing of a merger of the Company with a public traded company.

         Convertible notes dated July 6, 2001 in the amount of $200,000 bearing interest at 12% per annum and due on the first anniversary of the date of the notes. In September 2002, the Company exercised its option to convert these notes payable in the amount of $365,000, plus accrued interest of $54,047 into 228,769 shares of common stock of the Company.


9.       INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate to the loss before the income taxes income as follows:

                                                                Year ended December 31,
                                                                -----------------------
                                                                    2002         2001
                                                                 -----------  ----------

Benefit (provision) computed at Federal statutory rate           $1,150,000   $ 660,000

Adjustments:
    Tax liability resulting from general release of liabilities
       for compensaton                                             (490,000)
     Non-deduction of expenses related to the issuance
        options and and warrants                                   (200,000)
                                                                -----------------------


                                                                    460,000     660,000

Benefit of net operating losses                                           -           -
Deduction for which no benefit is recognized                       (460,000)   (660,000)
                                                                -----------------------

                                                                 $        -   $       -
                                                                 ============ ==========

The Company has total net operating loss carryforwards for tax purposes totaling approximately $3,600,000 at December 31, 2002 expiring between the years 2020 through 2022. The resulting deferred tax asset of approximately $1,240,000 has been offset by a corresponding valuation allowance.


10.      SHAREHOLDERS' DEFICIENCY

PREFERRED STOCK

The Company is authorized to issue 100,000 shares of its $.001 par value preferred stock.

As of December 31, 2002, there are no shares of preferred stock issued or outstanding.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of its $.001 par value common stock.

During the period from inception, September 19, 2000 through December 31, 2000, the Company issued shares of common stock as follows:

         In September, 2,991,000 shares were issued to its founding officers and directors for cash consideration in the amount of $3,600.

         In October, November and December, 2,404,333 shares were issued to investors for cash consideration in the amount of $72,130.

         In October and November, 575,000 shares were issued to officers, employees, consultants and advisors for services valued at $.03 per share.

         During the year ended, December 31, 2001, the Company issued shares of common stock as follows:

         In  January,  33,333  shares  were  issued  to  officers,   employees,
         consultants and advisors for services valued at $.03 per share.

         In December, 1,000,000 shares valued at $. 03 per share were issued to AdPads Corporation in exchange of 125,000 shares of Series B Preferred stock of AdPads Corporation. (See Note 6)

         During the year ended December 31, 2002, the Company issued shares of its $.001 par value common stock as follows:

         In March 2002, the Company issued 800,000 shares of common stock at $0.15 per share for fully vested options exercised by officers and employees.

         In April 2002, the Company issued 250,000 shares of common stock at $0.15 per share for warrants exercised by shareholders.

         In March and April 2002, the Company issued 666,668 shares of common stock to certain advisors of the Company in exchange for 166,668 shares of Series A Preferred Stock of AdPads Corporation held by the advisors. The Series A Preferred Stock is convertible into 20,000,160 shares of common stock of AdPads Corporation. The Company has valued the consideration received by the Company at $100,000. (See Note 6)

         In May 2002, the Company issued 166,163 shares of its common stock to the investment banker providing services in connection with the reverse acquisition of Saratoga Holdings I, Inc. Services from the investment banking firm have been valued at $42,000.

         In May and July 2002, the Company issued 150,000 shares of its common stock to the Company's primary legal professionals for services to the Company valued at $88,000.

         In June 2002, the Company issued 345,000 shares of its common stock to outside investors for cash consideration in the amount of $203,000.

         In July 2002, the Company issued 50,000 shares of its common stock for legal services valued at $43,000.

         In August 2002, the Company issued 100,000 shares of its common stock for investment banking services rendered valued at $58,000, estimated fair market value.

         In September 2002, the Company issued 60,000 shares of its common stock for investor and public relations services rendered valued at $30,000.

         In September 2002, the Company issued 29,100 shares of its common stock for consulting services rendered valued at $16,000.

         In September 2002, the Company issued 40,000 shares of its common stock for prior legal services rendered valued at $66,627.

         In September 2002, the Company issued 26,300 shares of its common stock in exchange for other liabilities for services valued at $15,866.

         In September 2002, the Company issued 55,000 shares of its common stock to an officer and a member of the Company's advisory committee for services rendered valued at $27,500.

         In September 2002, the Company exercised its option to convert notes payable in the amount of $365,000, plus accrued interest of $54,047 into 228,768 shares of common stock of the Company.

         In September 2002, the Company converted certain other notes payable in the amount of $130,000, plus accrued interest of $20,618, into 251,030 shares of common stock of the Company.

         In September 2002, the Company issued 130,000 shares of its common stock in full payment of the remaining balance due at the time of the issuance in the amount of $49,427 resulting from settlement of litigation referred to in Note 14.

         In October 2002, the Company issued 215,000 shares of its common stock to the chairman of the Company's board of directors for services rendered valued $21,500.

         In October 2002, the Company issued 50,000 shares of its common stock for investment banking services to be rendered valued at $25,000, estimated fair market value.

         In October 2002, the Company issued 25,650 shares of its common stock for consulting services rendered valued at $16,000, estimated fair market value.

         In November 2002, the Company issued 40,000 shares of its common stock for consulting services rendered valued at $16,000.

         In December 2002, the Company issued 40,000 shares of its common stock for consulting services rendered valued at $16,000.

         In December 2002, the Company issued 753,000 shares of its common stock to past employees of the company for full release of past compensation and other liabilities valued at $325,674.

         In December 2002, the Company issued 125,000 shares of its common stock to a company controlled by the chairman of the Company's board of directors for services rendered by the chairman valued at $15,000, based upon compensation agreement.

During the period from inception to December 31, 2002, the Company issued stock options and warrants as described in Note 11.


11.      STOCK OPTIONS AND WARRANTS

During 2000, 2001 and 2002, options and warrants were granted to officers, directors and employees based upon employment agreements and other agreements with investors and members of the Company's Advisory Board at the discretion of the Board of Directors.

During 2000, the Company's Board of Directors granted options for the purchase of 975,000 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options were established by the Board of Directors at $1.50 per share. Vesting of the right to exercise such stock options occurs over periods until the year 2003. All of the stock options expire at the end of 5 years from the date of grant. Of these share options, 243,750 vested during the year ended December 31, 2000. There were no exercised options as of December 31, 2000.

During 2001, the Company's Board of Directors granted options for the purchase of 1,075,000 shares of its common stock to officers, directors and employees of the Company. The exercise price for such options was established by the Board of Directors at $1.50 per share. Effective October 31, 2001, the exercise price for all prior options was established at $.15 per share. Vesting of the right to exercise such stock options occurs over periods until the year 2004. All of these stock options expire at the end of 5 years from the date of grant. Of these stock options, 643,750 vested during the year ended December 31, 2001. At December 31, 2001, there were cumulative vested share options in the amount of 3,287,500, net of cancellations. There were no exercised options through December 31, 2001.

During 2002, the Company's Board of Directors granted options for the purchase of 454,167 shares of its common stock to officers and employees of the Company. The exercise price for such options was established by the Board of Directors. Options were granted for 54,167 shares at $0.15 per share; 160,000 shares at $0.50 per share; 120,000 shares at $1.00 per share; and 120,000 shares at $1.50 per share.

During 2001, the Company's Board of Directors granted warrants for the purchase of 558,333 shares of its common stock to investors and members of the Company's Advisory Board. The exercise prices for such options were established by the Board of Directors at prices ranging from $.15 to $3.00 per share. Vesting of the right to exercise such warrants occurs over periods until the year 2005. The right to exercise these warrants expires at the end of 5 years from the date of grant. Of these share options, 452,083 vested during the year ended December 31, 2001. There were no exercised warrants at December 31, 2002.

During 2002, the Company's Board of Directors granted warrants for the purchase of 814,834 shares of its common stock to investors and members of the Company's Advisory Board. The exercise prices for such options were established by the Board of Directors at prices ranging from $0.25 to $1.75 per share. Vesting of the right to exercise such warrants occurs over periods until the year 2005. The right to exercise these warrants expires at the end of 5 years from the date of grant. All of these warrants vested during the year ended December 31, 2002. Warrants for the purchase of 250,000 shares of common stock at $0.15 per share were exercised during the year ended, December 31, 2002.

In August 2002, the Company filed a Stock Option, Stock Warrant and Stock Award Plan ("the Stock Plan"). The purpose of the Stock Plan is to maintain the ability of the Company and its subsidiaries to attract directors, employees and consultants. In addition the Stock Plan is intended to encourage ownership of common stock of the Company by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company's business.

In September 2002, pursuant to the Stock Option, Stock Warrant and Stock Award Plan the Board of Directors approved the issuance of options for the purchase of 1,335,000 shares of the Company's common stock at an exercise price of $.25, based upon the then current market price to officers and employees of the Company. While these shares are fully vested and exercisable, the Company has limited the sale of the underlying shares by each employee over any 30 day period to 1/12 of the total shares issued.

The following summarizes the Company's stock option and warrant activity for the years ended December 31, 2002 and 2001 and from the date of inception.

                                            OPTIONS                                WARRANTS
                               ------------------------------------   -------------------------------------
                                                     Weighted                                Weighted
                                   Shares             Average             Shares             Average
                                 Underlying          Exercise           Underlying           Exercise
                                  Options              Price             Warrants             Price
                               ------------------------------------   -------------------------------------
Inception, 09/19/00                           $               0.00                  0 $               0.00
Granted                               975,000                 1.50           -                  -
Canceled                             -                   -                   -                  -
Exercised                            -                   -                   -                  -

                               ------------------------------------   -------------------------------------

Balance, 12/31/00                     975,000                 1.50                  0                    0

Granted                             1,075,000                 1.50            558,333                 1.08
Canceled                             (254,167)                1.50           -                  -
Exercised                            -                   -                   -                  -

                               ------------------------------------   -------------------------------------

Balance, 12/31/01                   1,795,833                 0.15 *          558,333                 1.08

Granted                             1,789,167                 0.40            814,834                 0.93
Non-participating                    (170,830)                0.15           -                  -
Cancelled                                                                     (25,000)                3.00
Exercised                            (800,000)           -                   (250,000)                0.15

                               ------------------------------------   -------------------------------------

Balance, 12/31/02                   2,614,170 $               0.32          1,098,167 $               1.00

* On October 31, 2001, the Board of Directors approved a reduction in the exercise price of options held by employees and consultants providing services to the Company on October 31, 2001.



                                                                                     OPTIONS
                      OPTIONS OUTSTANDING                                         EXERCISABLE
--------------------------------------------------------------------  --------------------------------------
                 Number of        Weighted                                Number of
                Outstanding        Average            Weighted           Outstanding           Weighted
                   Shares         Remaining            Average              Shares             Average
Exercise         Underlying      Contractual          Exercise            Underlying           Exercise
Price             Options           Life                Price              Options              Price
--------------------------------------------------------------------  --------------------------------------

    0.15         879,170            3.16 $               0.15              669,794 $             0.15
    0.25       1,335,000            4.62                 0.25            1,335,000               0.25
    0.50         160,000            4.75                 0.50              160,000               0.50
    1.00         120,000            4.75                 1.00              120,000               1.00
    1.50         120,000            4.70                 1.50              120,000               1.50
            --------------------------------------------------  --------------------------------------
               2,614,170            4.15 $               0.32            2,404,794  $            0.34

            ==================================================  ======================================


                                                                                     WARRANTS
                                       WARRANTS OUTSTANDING                       EXERCISABLE
-------------------------------------------------------------------   --------------------------------------
                 Number of         Weighted                               Number of
                Outstanding        Average            Weighted           Outstanding           Weighted
                   Shares         Remaining            Average              Shares              Average
                 Underlying      Contractual          Exercise            Underlying           Exercise
Exercise Price    Warrants           Life               Price              Warrants              Price
------------------------------------------------------------------   --------------------------------------

         0.25        79,000             4.62           $   0.25                79,000           $   0.25
         0.30        65,000             4.90               0.30                65,000               0.30
         0.63        16,667             4.14               0.63                16,667               0.63
         0.75       282,500             1.98               0.75               282,500               0.75
         1.25       275,000             3.54               1.25               275,000               1.25
         1.26       183,334             4.01               1.26               183,334               1.26
         1.50        83,334             4.09               1.50                66,667               1.50
         1.75        30,000             2.67               1.75                30,000               1.75
         2.25        33,334             3.16               2.25                16,667               2.25
         3.00        50,000             3.46               3.00                25,000               3.00

              --------------------------------------------------   --------------------------------------

               1,098,169.00             4.60  $            1.13          1,039,835.00  $            1.19

              ==================================================   ======================================


12. STOCK-BASED COMPENSATION

The Company accounts for its employees stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation cost for the stock options issued to its employees in 2002.

In December 2002, The FASB issued "SFAS No.148, "Accounting for Stock-Based Compensation - an amendment of FASB Statement No. 123." SFAS No. 148, amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for the voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS NO. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for the fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock Based Compensation". Under the provisions, the fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the year ended December 31, 2002; annual dividends of $0.00; expected volatility of 308%; risk free interest rate of 2%, and expected life of five year for the year ended December 31, 2002.

Had compensation cost for the options granted been determined based on fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $3,516,215 and $0.31 for the year ended December 31, 2002.


13. INVESTMENT BANKING AND CONSULTING AGREEMENTS

On August 1, 2002, the Company entered into an agreement with an investment banking firm for the purpose of providing the Company with financial consulting services, investment banking and management consulting services. As part of the consideration for this agreement, the Company has issued 100,000 shares of its common stock and has agreed to issue an additional 100,000 shares of common stock, subject to certain contingencies at future dates. The cost of the services to be performed will be determined at the market price of the common stock on the date of issuance. In addition, the Company has agreed to issue warrants to purchase 200,000 shares of the Company's common stock at exercise prices ranging from $1.25 to $1.75 per share.

In September 2002, the Company reached an agreement with an investor relations and public relations advisor to provide various advisory services. As part of the consideration for this agreement, the Company has agreed to grant 120,000 restricted shares of its common stock to be earned and vested on a pro-rata monthly basis over 12 months. The cost of the services to be performed will be determined at the market price of the common stock on the date of actual issuance. In addition, the Company has agreed to issue warrants to purchase 120,000 shares of the Company's common stock at an exercise price of $1.25 earned and vested on a pro-rata monthly basis over 12 months. The Company has granted warrants for the purchase of 120,000 shares of common stock and has issued 60,000 shares of common stock at $.50 per share pursuant to this agreement. This agreement was terminated by the parties prior to December 31, 2002.

In September 2002, the Company entered into an agreement with a firm for the purpose of providing the Company with consulting services. As part of the consideration for this agreement, the Company agreed to pay a fee of $10,000 in cash or $16,000 in common shares per month to be paid over the 4 months ending December 2002. If paid in common shares, the price is based upon the five day closing average prior to the payment date, but no less the $.40 per share and no more than $1.00 per share. In September 2002, the Company has issued 29,100 shares of common stock at $.55 per share, pursuant to this agreement. As additional compensation pursuant to the agreement the Company has issued warrants for the purchase of 120,000 shares of common stock at $.75; 90,000 shares at $1.00 and 30,000 shares at $1.25, exercisable over a period of three years, which vest subject to certain performance criteria.


14.      LITIGATION AND SETTLEMENT OF CLAIMS

At December 31, 2001, the Company was a defendant in a lawsuit where the creditor was seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. The Company entered into a settlement agreement on April 1, 2002, which required the payment of principal of $88,500 plus stipulated interest in ten installments commencing, April 2002. The remaining balance payable in August 2002 in the amount of $49,427 was paid in full with the issuance of 130,000 shares of common stock of the Company.

The Company has been involved in various other minor claims and lawsuits, primarily with former officers and employees, both for and against the Company. The Company has reached settlement or the case has been dismissed. Management believes that any financial responsibility that incurred in settlement of such claims and lawsuits would not be material to the Company's financial position.


15.      WRITE-OFF OF ADVANCES

During the years ended December 31, 2000 and 2001, the former president of the Company received authorized and unauthorized advances in the amount of $338,000 from the Company. This former officer and director was terminated as president and member of the board of directors and as president on July 10, and 11, 2001, respectively. The amount of advances, net of authorized compensation and expenses, due at the time of terminations was $180,388. The Company recovered $44,199 from Bank of America. The Company has commenced action to collect the remaining balance due in the amount of $136,189. The Company has recorded a valuation allowance for the remaining balance since the likelihood of collection is doubtful.

During the year ended December 31, 2001, the Company advanced funds in the amount of $21,979 to a proposed merger candidate as part of a proposed acquisition. The Company, after completing due diligence, decided not to pursue the proposed acquisition. The Company has recorded a valuation allowance for the advances, including interest in the amount of $3,450, since the likelihood of collection is doubtful.

General and administrative expenses include a valuation allowance for the above advances in the amount of $161,618 as of December 31, 2001.

16. RELEASE OF LIABILITIES

In  September  2002,   substantially   all  of  the   officer/stockholders   and
employee/stockholders of the Company executed agreements, which released the Company of any liability for compensation accrued and unpaid, which was owed to the officers and employees through September 30, 2002. The reduction in liabilities resulting from the general releases in the amount of $1,446,911 has been credited to additional paid-in capital.


17. LIENS AND ENCUMBRANCES

In October 2002, the Internal Revenue Service filed a tax lien against all of the assets of the a subsidiary of the Company, Agence 21, Inc. The lien in the amount of $143,000 represents delinquent payroll taxes for the period from inception to June 30, 2002. The accompanying financial statements include provision for all payroll taxes unpaid as of December 31, 2002, including estimated penalties and interest. The Company is currently in discussions with the Internal Revenue Service regarding a settlement of this obligation.


18.      SUBSEQUENT EVENTS

ISSUANCE OF COMMON STOCK, OPTIONS AND WARRANTS

The following is a summary of common stock issued subsequent to December 31, 2002.

         In January 2003, the Company issued 130,000 shares of its common stock for advisory services to be rendered valued at $20,475, estimated fair market value.

         In January 2003, the Company issued 50,000 shares of its common stock for investment banking services to be rendered valued at $15,000, estimated fair market value. (See Note 12)

         In January 2003, the Company granted warrants to purchase 50,000 shares of its common stock at $1.75 per share in connection with its investment banking agreement. (See Note 12)

         In February, March and April 2003, the company granted warrants to purchase 57,000 shares of its common stock at $0.30 per share in connection with raising working capital and the issuance of notes payable.

         In April 2003, the Company issued 100,000 shares of its common stock for consulting to rendered valued at $15,000, estimated fair market value.

         In May 2003, the Company issued 120,000 shares of its common stock for past consulting services rendered valued at $9,000, estimated fair market value.

         In May 2003, the Company issued 50,000 shares of its common stock for financial advisory services to be rendered valued at $3,750, estimated fair market value.

         In May 2003, the Company issued 375,000 shares of its common stock for research services to be rendered valued at $28,125, estimated fair market value.

         In May 2003, the Company issued 500,000 shares of its common stock to an investor for cash consideration of $100,000.

         In May 2003, the Company issued 400,000 shares of its common stock to an investor for cash consideration of $110,000.

ADDITIONAL FINANCING

Subsequent to December 31, 2002, the Company raised additional working capital by issuing notes payable in the amount of $107,000. The notes payable are due to shareholders and entities related to existing shareholders.

On February 10, 2003, the Company entered into a Letter of Intent to purchase all of the assets and assume certain of the liabilities of Nonstock, Inc. ("NSI"), engaged in the licensing and sale of stock photography. NSI shall become a subsidiary of the Company. Closing of the transaction is contingent on the completion of satisfactory due diligence, the ability to obtain satisfactory financing, and an acceptable definitive agreement.

On April 3, 2003, the Company entered into an agreement with a consulting firm for the purpose of providing the Company with strategic planning and marketing consulting services. As part of the consideration for this agreement, the Company issued 100,000 shares of its common stock valued at $15,000 in April, 2003 and has agreed to issue an additional 100,000 shares of common, subject to certain contingencies at future dates. The cost of the services to be performed in the future will be determined at the market price of the common stock on the date of issuance.

On April 16, 2003, the Company entered into a Letter of Intent to purchase all of the outstanding capital stock of SuperStock, Inc. ("SSI"), a Florida company, engaged in the licensing and sale of stock photography, from the current shareholders. SSI shall become a subsidiary of the Company. Closing of the transaction is contingent on completion of satisfactory due diligence, the ability to obtain satisfactory financing, and an acceptable definitive agreement.

On April 24, 2003, the Company entered into an agreement with a research firm for the purpose of providing the Company with market research consulting services. As part of the consideration for this agreement, the Company issued 375,000 shares of its common stock valued at $28,125 in May, 2003.