Form 10KSB/A
period 2002-12-31
A21 INC
filed 2003-06-02
CIK 1074436

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

                           Commission File No. 0-28373

                                    A21, INC.
                 (Name of Small Business Issuer in its Charter)

              TEXAS                              74-2896910
  (State or Other Jurisdiction of            (I.R.S. Employer
   Incorporation or Organization)          Identification Number)

            ONE EMBARCADERO CENTER, SUITE 500 SAN FRANCISCO, CA 94111 (Address of Principal Executive Offices, Including Zip Code)

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

As of May 16, 2003, 15,658,288 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $1,928,874.

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

                                Table of Contents

                                                                                                        Page
PART I

Item 1             Business                                                                                3
Item 2             Properties                                                                              9
Item 3             Legal Proceedings                                                                       9
Item 4             Submission of Matters to a Vote of Security Holders                                     9

PART II

Item 5             Market for Registrant's Common Equity and Related Stockholder Matters                   9
Item 6             Management's Discussion and Analysis of Financial Condition or Results of              11
                   Operations
Item 7             Financial Statements                                                                   14
Item 8             Changes in and Disagreements with Accountants on Accounting and Financial              14
                   Disclosure
PART III

Item 9             Directors, Executive Officers, Promoters and Control Persons                           15
Item 10            Executive Compensation                                                                 16
Item 11            Security Ownership of Certain Beneficial Owners and Management and Related             20
                   Stockholder Matters
Item 12            Certain Relationships and Related Transactions                                         22
Item 13            Exhibits and Reports on Form 8-K                                                       23
Item 14            Controls and Procedures                                                                24

Signatures                                                                                                26

Certifications                                                                                            27

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

In this Annual Report on Form 10-KSB, "a21," "the Company," "we," "us," and "our" refer to a21, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF THE BUSINESS

OVERVIEW

a21, Inc. (the "Company") is seeking to become a leading provider of products and services to the professional visual content industry worldwide. We are seeking to grow by acquisition and acquire key companies in the industry that provide select marketing, branding, infrastructure, technology, distribution or other strengths. We are seeking to deliver our products primarily digitally via the Internet. The Company's corporate headquarters are in San Francisco, California, but we intend to move our headquarters to New York, New York. The Company plans on distributing its products worldwide through the affiliates, agents and owned subsidiaries of its acquisition targets. There can be no guarantee that the Company will complete acquisitions whose terms are currently agreed under non-binding Letters of Intent or any future acquisitions.

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

BACKGROUND

a21, Inc. was incorporated in the State of Texas on October 28, 1998, under the name Saratoga Holdings I, Inc. ("Saratoga"). On April 18, 2002, Agence 21, Inc. ("Agence") entered into an exchange agreement with Saratoga, a Texas corporation and a publicly traded company, and a21 Acquisition LLC, ("A21 Acquisition") a wholly owned subsidiary of Saratoga. Prior to the closing of the exchange, A21 Acquisition held 12,925,118 shares of Saratoga, its parent company, which represented 87.4% of Saratoga's outstanding common stock.

On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of three shares of Agence for each share of common stock of Saratoga held by A21 Acquisition. Total shares issued to the Company's shareholders, 9,245,343 shares, represented 83.3% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly-owned subsidiary of Saratoga, will be retired April 30, 2004. The minority shareholders of Agence hold 4,887,500 shares of common stock in Agence. Effective with the closing of the exchange, Saratoga Holdings I, Inc. changed its name to a21, Inc. Immediately prior to the closing of the exchange, Saratoga had no material assets or liabilities and received an indemnification from the former stockholders of Saratoga.


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

On April 16, 2003, the Company entered into a non-binding Letter of Intent to purchase all of the outstanding capital stock of SuperStock, Inc. ("SSI"), a Florida company, engaged in the licensing and sale of stock photography, from the current shareholders. Upon completion of the acquisition, SSI will become a subsidiary of the Company. Closing of the transaction is contingent on completion of satisfactory due diligence, satisfactory financing, and an acceptable definitive agreement.

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

IMAGES AND CONTRIBUTORS

Assuming the completion of our acquisitions, we expect to have between 500,000 and 1,000,000 images available for use in the advertising, publishing and corporate communications markets. Contingent on the completion of our acquisitions, we expect to add additional sources of content both from third parties and generated internally. We plan on adding images that are digitized, keyworded, searchable and available to our prospective customers online, many on a real time basis. Because we expect to accept imagery from a substantial number of contributors, including photographers, we do not expect to rely on any single or small group of contributors to meet our content needs. The relationship between the Company and its planned subsidiaries includes contractual relationships between the contributors which the Company plans on maintaining and expanding.

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

Sales and Distribution
We expect, contingent on completion of our acquisitions, to sell our images directly through our websites and that of our subsidiaries, as well as, through those of third parties overseas as well as domestically. For larger customers, we expect to sell directly with a sales force targeting key accounts in the advertising, publishing and corporate communications markets. Part of the goal of the direct sales forces will be educating our customers to use our online tools. Another part of the direct sales force will be to provide feedback to the Company on current customer needs in the marketplace.

Product Rights The Company plans on customers being able to license the rights to all images (whether owned or licensed by the Company) on various terms, but not for the customer to own the images.

Licensing Methods The Company plans on customers being able to license the rights to images on both a rights-managed and royalty-free basis. The Company plans on offering customers other methods of licensing and purchasing image rights in the future as well. A rights-managed license is priced based on the use of the image, including what it is being used for, where it is being used, how long it is being used for, and who the audience is. A royalty-free image usually comes with a package of images and may be used by paying a single fee and no follow on payments.

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

The Company expects to use a combination of technology developed in house as well third party service providers to support its operations. The focus will be on 24/7 support, scalability, speed, reliability, user ergonomics, and back-up provisions.

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

INTELLECTUAL PROPERTY

The Company, contingent on the completion of its acquisitions, will have a collection of both owned and licensed images. The copyrights to the licensed images will remain with the provider of the images. The licensed images will be able to be sub-licensed to third parties with the parameters of the agreements between the Company and the image provider.

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

The failure to complete any or all of the material acquisitions we have targeted, will have a material adverse effect on our planned business and operations.

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

Periodic Financial Results And Stock Price May Fluctuate
Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control. The Company's revenue and operating results and stock price may vary from reporting period to reporting period based on factors that may include among others:

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

  o changes in the Company's technology needs,

  o changes in the pricing paradigm in the digital imaging market,

  o changes in government regulation or tax laws,

  o changes in the Company's expected distribution channels ,

  o loss of our customers or content providers to our competitors, and

  o changes in our competitors offering of new products or services, which are or are perceived to be, superior to the products and services offered by us.

Outside Content Providers Are Critical To The Company
If the Company is successful in completing its planned acquisitions, the Company plans on entering into commercial agreements with other individuals and businesses to license their imagery. We cannot assure you that the Company will have the resources or personnel to successfully integrate the third party content into the Company's business, or the quality and availability of the third party content may be limited. If we cannot successfully integrate such resources or personnel, our business and operations will be materially and aversely affected.

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

         Goodwill. Since the Company did not complete any acquisitions through the period ended December 31, 2002, the Company has no Goodwill. If the Company is successful in completing its planned acquisitions, then the Company will have to test annually for impairment to its goodwill. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement required us to cease amortization of goodwill and alternatively test the net goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, the Company must estimate the implied fair value of its goodwill. This fair value is based on a discounted cash flow model that involves significant assumptions and estimates based on management's best judgments of current and future circumstances, including currently enacted tax laws, future risk free rates of return, and the Company's future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the calculation of income from operations. The net balance of goodwill at December 31, 2002 was $0.

          Identifiable Intangible Assets. Since the Company did not complete any acquisitions through the period ended December 31, 2002, the Company has no identifiable intangible assets. Intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from the company and sold, transferred, licensed, rented or exchanged. If the Company is successful in completing its planned acquisitions, then these assets will consist mostly of customer lists, covenants not to compete and trademarks, tradenames and copyrights. Identifiable intangible assets are generally valued based on discounted estimated future cash flows, which are inherently uncertain and therefore require management's most difficult judgments. Should future cash flows associated with these assets not meet management's current expectations, it is reasonably possible that the Company would be required to accelerate the amortization, or write off the impaired portion, of the unamortized balance of such assets. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, which are determined in most cases based on contractual or other legal terms. The net balance of identifiable intangible assets at December 31, 2002 was $0.

          Certain Long-Lived Assets The useful lives of certain of the Company's long-lived assets in the amount of $842,670, including website development costs and hardware and software costs, are based on the estimated period over which the assets are expected to provide benefit to the company. Should we determine at some point in the future that the useful lives of these assets are shorter than previously determined, the company would be required to accelerate the depreciation, or possibly write off the impaired portion, of the un-depreciated balance of such assets.

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

          As of December 31, 2002, the Company had net deferred tax assets of $0, net of a valuation allowance of $1,300,000 that was established in 2001 at $880,000 and increased by $420,000 in 2002. The Company has not generated any taxable income to date, and may suffer from losses in the foreseeable future. It will be necessary to generate taxable income from our primary U.S. operations of approximately $3,600,000 in order to utilize enough of the domestic tax loss carryforwards to realize the associated deferred tax asset. Furthermore, there may be significant limitations on the ability of the Company to realize the tax benefits attributable to these domestic tax loss carryforwards in the event of a change in ownership.

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

Our Ability To Service Our Indebtedness Will Depend On Our Future Performance The Company expects to use debt financing for part of the financing for its planned acquisitions. In addition, the Company currently has in excess of $1 million in current liabilities. If the Company is not successful in generating free cash flow from operations to pay for both principal and interest on the debt or if the Company is not successful in refinancing the debt, the Company may go into default on its obligations. In addition, any cash flow or financing proceeds used to repay debt will be unable to be used for investment into the business.

Certain Of Our Stockholders Can Exercise Significant Influence Over Our Business And Affairs Some of our stockholders own substantial percentages of the outstanding shares of our common stock.

The directors and executive officers of the Company control in excess of 40% of the issued and outstanding shares of the Company (see Item 11). Two of the directors of the Company, Luke Allen and Albert Pleus, each control in excess of 10% of the current shares issued and outstanding. Two other directors, Vincent Butta and Thomas Butta, collectively control between 5% and 10% of the current shares issued and outstanding.

As a result of their share ownership, these persons have significant influence over all matters requiring approval of our stockholders, including the election of directors and the approval of business combinations. The substantial percentage of our stock held by the directors and officers could also make us a less attractive acquisition candidate or have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current price of our common stock. In addition to ownership of common stock, certain members of the Board of Directors have management roles within our company that increase their influence over the Company.

We May Not Succeed In Establishing The "a21" Brand
If the Company is not successful in completing its planned acquisitions, it may not be able to establish a21 as a brand in the industry, which would materially and adversely affect our business and operations.

Certain Provisions Of Our Corporate Documents And Texas Corporate Law May Deter A Third Party From Acquiring Our Company Our Board of Directors has the authority to issue preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote, approval or action by our stockholders. This authority may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. This could occur even if our stockholders consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock by the Board of Directors, along with certain provisions of Texas law, may have the effect of delaying, deterring or preventing a takeover of our company.

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

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2001, the lessor of space to the Company commenced an action against the Company seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. The Company entered into a settlement agreement on April 1, 2002, which required the payment of principal of $88,500 plus stipulated interest in ten installments commencing, April 2002. In September 2002, the Company paid the remaining outstanding balance of $49,427 by the issuance of 130,000 shares of common stock of the Company and the matter was dismissed with prejudice.

The Company has been involved in various other minor claims and lawsuits, primarily with former officers and employees. The Company has reached settlement or the case has been dismissed. Management believes that any financial responsibility that incurred in settlement of such claims and lawsuits would not be material to the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock was traded on the OTC Bulletin Board under the symbol "ATWO" from May 1, 2002 until May 22, 2003. Prior to May 1, 2002, the Company was traded under the symbol "SGXK". Since May 23, 2003, our common stock has traded on the "Pink Sheets." The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices of our common stock as reported on the OTC Bulletin Board:

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

SALES OF UNREGISTERED SECURITIES

The following unregistered securities have been issued by the Company during the last three fiscal years that have not previously been reported:

In October 2002, the Company issued 50,000 shares of its common stock for investment banking services to be rendered with an estimated fair market value of $25,000 and granted warrants to purchase 50,000 shares of its common stock at $1.50 per share (Note 12 of Notes to Consolidated Financial Statements included in Item 7).


In October and November 2002, the Company granted warrants to purchase 29,000 shares of its common stock at $.25 per share in connection with raising working capital and the issuance of notes payable to an affiliate of Luke Allen, a director (See Item 12 - Certain Relationships and Related Transactions).


In November and December 2002, the Company granted warrants to purchase 65,000 shares of its common stock at $.30 per share in connection with raising working capital and the issuance of notes payable to an affiliate of Luke Allen, a director (See Item 12 - Certain Relationships and Related Transactions).

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


In January 2003, the Company issued 50,000 shares of its common stock for investment banking services to be rendered with an estimated fair market value of $15,000. (Note 12 of Notes to Consolidated Financial Statements included in
Item 7.)


In January 2003, the Company granted warrants to purchase 50,000 shares of its common stock at $1.75 per share in connection with its investment banking agreement. (Note 12 of Notes to Consolidated Financial Statements included in
Item 7.)


In February and March 2003, the Company granted warrants to purchase 57,000 shares of its common stock at $0.30 per share in connection with raising working capital and the issuance of notes payable to an affiliate of Luke Allen, a director (See Item 12 - Certain Relationships and Related Transactions).


In April 2003, the Company granted warrants to purchase 50,000 shares of its common stock at $.20 per share in connection with raising working capital and the issuance of notes payable to an affiliate of Luke Allen, a director (See
Item 12 - Certain Relationships and Related Transactions).


In May 2003, the Company issued 120,000 shares of its common stock for past consulting services rendered with an estimated fair market value of $9,000 to an affiliate of Phil Garfinkle (See Item 12 - Certain Relationships and Related Transactions).


In May 2003, the Company issued 50,000 shares of its common stock for financial advisory services to be rendered with an estimated fair market value of $3,750.


In May 2003, the Company issued 375,000 shares of its common stock for research services to be rendered, with an estimated fair market value of $28,125 (See
Item 12 - Certain Relationships and Related Transactions).


In May 2003, the Company issued 500,000 shares of its common stock to an investor for cash consideration of $100,000 (See Item 12 - Certain Relationships and Related Transactions).


In May 2003, the Company issued 400,000 shares of its common stock to an investor for cash consideration of $110,000 (See Item 12 - Certain Relationships and Related Transactions).


The Company believes that the issuance of these securities was exempt from registration under the Securities Act by virtue of Section 4(2) thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in "Item 7. Financial Statements"

REVERSE ACQUISITION WITH SARATOGA HOLDINGS, INC.

a21, Inc. ("the Company"), formerly known as Saratoga Holdings I, Inc. ("Saratoga") was incorporated in October 1998 and currently expects through its acquisitions to have technology and infrastructure to be engaged in the business of providing photographers and photography agencies with a full range of marketing, distribution, editorial and other business services. The Company expects to support the digitization and delivery of images through its electronic infrastructure, while it expects its technology platform to support scanning and conversion of print quality digital images, digital watermarking, electronic payment and settlement and provide associated digital asset management. Marketing services will include artist promotions, exhibitions and fine art print sales. The Company expects to acquire companies and structure joint ventures with other companies that expedite its assimilation of content and/or infrastructure to support the Company's business.


On April 18, 2002, Agence 21, Inc. ("Agence") entered into an exchange agreement with Saratoga, a publicly traded company, and a21 Acquisition LLC, "A21 Acquisition" a wholly owned subsidiary of Saratoga. Prior to the closing of the exchange, A21 Acquisition held 12,925,118 shares of Saratoga, its parent company, which represented 87.43% of Saratoga's outstanding common stock.

On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of 3 shares of the Agence for each share of common stock of Saratoga held by A21 Acquisition. The total shares issued to Agence's shareholders, 9,245,343 shares, represented 83.3% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly owned subsidiary of Saratoga, will be retired on April 30, 2004. Immediately prior to the closing of the exchange, Saratoga had no material assets or liabilities and received an indemnification from the former stockholders of Saratoga.

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


RESULTS OF OPERATIONS


Plan of Operation


Without additional capital, the Company's current capital resources are sufficient to support the existing and anticipated levels of business for only the next two months unless the Company is able to continue to accrue certain of its expenses and finance its expenses through accounts payable as it has in the past. The Company has been funding its operations through an increase in accounts payable in addition to capital that it has raised in the form of notes, convertible notes and equity. The Company has experienced cash shortages and inability to pay its obligations from time to time in 2002 and 2003. A significant portion of its current liabilities is past due. These conditions raise doubt about the Company's ability to continue as a going concern. The Company will have to raise additional capital in order to meet its current and future obligations. While management has plans to address these issues, there is no guarantee that management will be successful in their resolution. If management is unable to raise additional capital, it is unlikely that the Company can continue its operations.


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

Primarily, the Company is focusing on acquisitions to build the content and/or infrastructure to support the Company's business. The Company has currently two executed non-binding Letters of Intent which are contingent upon satisfactory due diligence, financing and mutually agreeable definitive agreements. There can be no assurance that such acquisitions will close on terms that are favorable to the Company.


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


YEAR ENDED DECEMBER 31, 2002 VS. DECEMBER 31, 2001


For the year ended December 31, 2002, the Company was in the development stage as it was last year, while the Company built its business plan, raised capital, recruited a management team, and reviewed potential acquisitions. Research and development costs for the year 2002 were $177,600 compared to $225,518 in 2001. The decrease is attributable to more focus on seeking acquisitions and less on building internal infrastructure. The Company incurred general and administrative costs of $2,011,809 and had an operating loss of $3,291,215 for the year 2002 compared to general and administrative costs of $1,636,631 and an operating loss of $1,940,000 during 2001. Additionally, the Company wrote off $842,670 of website development costs and wrote down the value of an investment for $113,300 during 2002. The Company incurred significant costs from the expense of issuing stock options to its employees and consultants compared to 2001. Depreciation and amortization expense for the year ended December 31, 2002 was $55,366 compared to $57,598 for the year 2001. The Company had no significant increase in the purchase of depreciable assets as it switched its focus to seeking acquisitions and less on building internal infrastructure.

As a result of certain adjustments to the consolidated financial statements for the year ended December 31, 2002, the Company will be restating its Quarterly Reports on Form 10-QSB included in that period as soon as practicable.

Liquidity and Capital Resources


During the year ended December 31, 2002, the Company's working capital deficit decreased by $1,008,943 from a working capital deficit of $2,068,736 at December 31, 2001, to a deficit of $1,059,793 at December 31, 2002. At December 31, 2002
cash totaled $8,590. Accounts payable increased by $133,132. Accrued expenses and other current liabilities decreased by $780,042. In general, the decreases in working capital deficit, accrued expenses and other liabilities was primarily the result of the general release of accrued compensation signed by substantially all officers and employees and by the issuance of common stock for certain notes payable, including accrued interest. The increase in accounts payable resulted primarily from an increase in professional fees related to the Company's share exchange agreement and subsequent public filings.


Without additional capital, the Company's current capital resources are sufficient to support the existing and anticipated levels of business for only the next two months unless the Company is able to continue to accrue certain of its expenses and finance its expenses through accounts payable as it has in the past. The Company has been funding its operations through an increase in accounts payable in addition to capital that it has raised in the form of notes, convertible notes and equity. The Company has experienced cash shortages and inability to pay its obligations from time to time in 2002 and 2003. A significant portion of its current liabilities is past due. These conditions raise doubt about the Company's ability to continue as a going concern. The Company will have to raise additional capital in order to meet its current and future obligations. While management has plans to address these issues, there is no guarantee that management will be successful in their resolution. If management is unable to raise additional capital, it is unlikely that the Company can continue its operations.

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


In September 2002, substantially of the shareholders/ employees of the Company executed agreements, which released the Company of any liability for compensation accrued and unpaid, which was owed to the officers and employees through September 30, 2002. The reduction in liabilities resulting from the general releases in the amount of $1,446,911 reduced the Company's working capital deficit.


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

ITEM 7. FINANCIAL STATEMENTS

Table of Contents                                                           Page
-----------------                                                           ----

Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Stockholders' Equity (Deficiency)                 F-4

Consolidated Statements of Cash Flows                                        F-8

Notes to Consolidated Financial Statements                                  F-10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Company's Current Report on Form 8-K, filed May 6, 2003, the Company changed accountants as of April 30, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS IN COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and positions of the executive officers and directors of the Company:

Name                      Age          Position

Albert H. Pleus           41           Chairman and Principal Financial Officer

Haim Ariav                38           President and Principal Executive Officer

Vincent C. Butta          41           Vice Chairman

Luke A. Allen             39           Director

Thomas V. Butta           46           Director

Philip Garfinkle          42           Director nominee

Each of our current directors was appointed to serve as a director by the then existing Board of Directors. Each director serves until the next annual meeting of stockholders and until his respective successor is elected and qualified, or until his earlier resignation. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors.

Albert H. Pleus has been Chairman of the Company from its inception. Mr. Pleus has also served as the Principal Financial Officer of the Company since August 2001. Having started his career at Morgan Stanley, Mr. Pleus, over the last 10 years, has focused on investment banking as well as principal investment roles. From 1996 to 1999, Mr. Pleus was a Managing Director at Convergence Capital, Inc., a New York and Seoul, Korea based boutique focused on cross border mergers, acquisitions and financings. From 1999 to present, Mr. Pleus has been President of Whitney Holdings Group, a Hawaii and New York based company, which provides financial, strategic consulting and advisory services to developing businesses. Mr. Pleus is also Vice Chairman of Adpads Incorporated. Mr. Pleus received his BS and MS degrees from MIT and holds an MBA from Stanford University.


Haim Ariav has been President of the Company since March 2002, and has been with the Company since February 2001, as Chief Creative Officer. Prior to joining the Company in February 2001, Mr. Ariav was the Senior Vice President and Chief Creative Officer of DVCi Technologies. DVCi acquired Muffin-Head Productions, Inc. in 1998, a company Mr. Ariav founded in 1993 and specialized in web design and production. Mr. Ariav was the Founder and President of Muffin-Head from its inception. Prior to founding Muffin-Head, Mr. Ariav was a successful fashion and beauty photographer. Mr. Ariav received his BA from Brooks Institute of Photography.


Vincent C. Butta has been Vice Chairman of the Company since March 2002 and also served as Chief Executive Officer from January 2001 through February 2002. Mr. Butta has been the President of Dashing Diva since May 2003. Mr. Butta was Chief Executive Officer of BFF Merchandising Group, a division of Adpads Incorporated. from February 2002 through April 2003. From 1995 to 2000, Mr. Butta was employed by ADC, Inc., a point of purchase display manufacturing company, where he held senior sales and marketing positions and became President in 1999. From 1984 to 1995, Mr. Butta was Senior Vice President of Sales and Marketing at Consumers Promotions International, where he was in charge of marketing and promotions as well as design and creative development. Additionally, Mr. Butta also acted as a consultant, principal and Board member of various privately-held businesses including business to business Internet companies, marketing companies, and other early stage companies. He received his Bachelor of Art degree in Marketing & Advertising from Pepperdine University. Mr. Butta is the brother of Thomas V. Butta, a Director of the Company.


Luke A. Allen has been a Director of the Company from its inception. Since 1994, Mr. Allen has been President of C.R.Allen & Co., Inc., a private investment company with interests ranging from biotech, Internet, and software companies to radio and media. Also, since 1994, Mr. Allen has been Chairman of Westbrook Technologies, Inc., a computer software company specializing in document management technology. From 1993-1998, Mr. Allen was a Director of Major Broadcasting Co. Inc., which owned a major market radio station. Mr. Allen is also involved with various family investment interests through Allen & Company, the New York investment bank. Mr. Allen received his BA degree from Duke University.


Thomas V. Butta is a Director of and an advisor to the Company. Mr. Butta has been the Executive Vice President and Chief Marketing Officer of PTC since July 2002, and Chief Marketing Officer since December 2001. Prior to joining PTC, Mr. Butta was the Chief Marketing Officer of CommerceQuest from August 2000 to August 2001 and Red Hat from June 1999 to June 2000. From July 1996 to June 1999, Mr. Butta served as Chief Executive Officer of FGI Inc. a strategic marketing, research and communications firm in Chapel Hill, North Carolina and New York City. Mr. Butta received his BA degree from Hamilton College and has attended Executive Education programs at Harvard Business School. Mr. Butta is the brother of Vincent C. Butta, a Director of the Company.

Philip Garfinkle has agreed to become a director of the Company following the filing of this Form 10-KSB/A. He has been an advisor to the Company since September 2002. Since March 1998, Mr. Garfinkle has been President, Chief Executive and Chairman of Navig8US.com LLC, an executive advisory company. From November 1996 to December 2001, Mr. Garfinkle was member of the Board of Directors of PhotoNet Japan (a company that completed an initial public offering in Japan in March 2002). From September 1999 to September 2000, Mr. Garfinkle was founder, President and a member of the Board of Directors of Yazam.com Inc., a worldwide venture capital organization (which was purchased by US Technologies in 2001). From September 1995 to May 2000, Mr. Garfinkle was President, Chief Executive Officer and Chairman of PictureVision, Inc., a digital imaging concern that introduced online photo processing to consumers, which he founded and was sold to Kodak in February 1998. He also served as general manager of Network Services for Kodak from February 1998 until August 1999. Mr. Garfinkle received his B.S. degree in commerce and engineering from Drexel University.

Officers

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

                           SUMMARY COMPENSATION TABLE

                                                                          Other annual    Restricted Stock   Stock
Name                   Position                       Year   Salary       compensation        Awards        Options
----                   --------                       ----   ------       ------------         ------       -------
Albert H. Pleus        Chairman / Prin. Fin. Officer  2002                  $65,000   a        $21,500

                       Chairman/ Prin. Fin. Officer   2001                  $50,000   a

                       Chairman                       2000                  $45,000   a                     250,000



Haim Ariav             President / Prin. Exec.
                       Officer                        2002    45,000  b                                     710,000

                       Chief Creative Officer         2001    32,145  b                                     266,667



Vincent C. Butta       Vice Chairman                  2002     None   c                                     140,000

                       Chief Executive Officer        2001    96,017  c                                     400,000

     (a) For 2002, includes $35,000 of consulting fees paid to Mr. Pleus ($20,000 in cash and $15,000 in restricted stock) and $30,000 of accrued but unpaid consulting fees due to Mr. Pleus but excludes $115,000 of accrued but unpaid consulting fees for 2002 that was waived by Mr. Pleus in 2002. For 2001, includes $50,000 of consulting fees paid to Mr. Pleus but excludes $130,000 of accrued but unpaid consulting fees for 2001 that was waived by Mr. Pleus in 2002. For 2000, includes $45,000 of consulting fees paid to Mr. Pleus. During 2000, Mr. Pleus was also granted 250,000 non-plan options (which are on substantially the same terms as plan options).

     (b) Mr. Ariav has served as President and principal executive officer since February 2002 and has been an employee of the Company since February 2001. For 2002, includes $45,000 of accrued but unpaid salary to Mr. Ariav but excludes $112,500 of accrued but unpaid salary for 2002 that was waived by Mr. Ariav in 2002. During 2002, Mr. Ariav was also granted 310,000 options under the Company's stock option plan and 400,000 non-plan options (which are on substantially the same terms as plan options). For 2001, includes $32,145 of salary paid to Mr. Ariav but excludes $105,355 of accrued but unpaid salary for 2001 that was waived by Mr. Ariav in 2001. During 2001, Mr. Ariav was also granted 266,667 non-plan options (which are on substantially the same terms as plan options).

     (c) Mr. Butta served as Chief Executive Officer from January 2001 until February 2002. For 2002, excludes $37,500 of accrued but unpaid salary for 2002 that was waived by Mr. Butta in 2002. During 2002, Mr. Butta was granted 140,000 options under the Company's stock option plan. For 2001, includes $96,017 of salary paid to Mr. Butta but excludes $95,650 of accrued but unpaid salary for 2001 that was waived by Mr. Butta. During 2001, Mr. Butta was also granted 400,000 non-plan options (which are on substantially the same terms as plan options).


STOCK OPTIONS

Stock Options Granted in 2002

The following table sets forth information concerning individual grants of stock options made during 2002 to each of our executive officers named in the Summary Compensation Table who received a grant of options during such year. We did not grant any stock appreciation rights during 2002.

                            Number of Securities      % of Total Options         Exercise
                             Underlying Options     Granted to Employees in        Price            Expiration
Name                            Granted (#)               Fiscal Year           (per share)            Date
----                            -----------               -----------           -----------            ----
Albert H. Pleus                      0                        --                    --                  --
Haim Ariav                        310,000                    17.3%                 $0.25              8/15/07
                                  160,000                     8.9%                 $0.50              10/1/07
                                  120,000                     6.7%                 $1.00              10/1/07
                                  120,000                     6.7%                 $1.50              10/1/07
Vincent C. Butta                  140,000                     7.8%                 $0.25              8/15/07

Stock Options Held at the End of 2002

The following table sets forth the total number of exercisable and unexercisable stock options held by each of our executive officers named in the Summary Compensation Table who held any stock options as of December 31, 2002. No options to purchase our common stock were exercised by any of our executive officers during 2002 and no stock appreciation rights were outstanding at December 31, 2002.


                                     Number of Securities                     Value of Unexercised
                                Underlying Unexercised Options                In-the-Money Options
                                     at December 31, 2002                    at December 31, 2002(1)
                                     --------------------                    -----------------------
    Name                       Exercisable        Unexercisable          Exercisable         Unexercisable
    ----                       -----------        -------------          -----------         -------------
Albert Pleus                     116,667                0                  $16,333                 $0
Haim Ariav                       590,000             120,000               $12,400                 $0
Vincent Butta                    140,000                0                  $5,600                  $0
-----------

(1) Based upon the closing sales price of our common stock on December 31, 2002 of $0.29.

STOCK OPTION PLAN.

The 2002 Directors, Officers and Consultants Stock Option Stock Warrant and Stock Award Plan (the "Plan") was adopted by the Board of Directors of the Company on April 29, 2002 and approved by stockholders of the Company on April 30, 2002, which Plan was amended in July 2002 to increase the number of shares available for issuance upon awards granted thereunder to 3,000,000. The Plan provides eligible employees, directors and consultants the opportunity to participate in the enhancement of shareholder value by the grants of warrants, options, restricted common stock, unrestricted common stock and other awards under this Plan and to have their bonuses and/or consulting fees payable in warrants, restricted common stock, unrestricted common stock and other awards, or any combination thereof. In addition, the Company expects that the Plan will further strengthen the identification of the directors, employees and consultants with the stockholders of the Company. Certain options to be granted under this Plan are intended to qualify as Incentive Stock Options ("ISOs") pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), while other options and warrants granted under this Plan will be nonqualified options or warrants which are not intended to qualify as ISOs ("Nonqualified Options"). Three million shares of authorized but unissued shares of common stock have been reserved for issuance of Awards under the 2002 Plan. If any options or awards granted under the Plan, for any reason, expire or are canceled or otherwise terminated without having been exercised or vested in full, the shares allocable to the unexercised or unvested portion of these options or awards again become available for grants under the Plan. The term of each option granted under the Plan is generally five years. Options granted under the Plan generally must be exercised before the earlier of (a) the scheduled expiration date, or (b) one year following the dated of termination of service. The exercise price of an option is payable upon exercise in cash. Unless sooner terminated by the Board, the Plan expires in April 2012.

EMPLOYMENT AND CONSULTING AGREEMENTS

Pursuant to a three year consulting agreement, dated September 14, 2002, between the Company and Mr. Pleus, Mr. Pleus has agreed to serve as a consultant to the Company as well as act as Chairman of the Board of Directors, effective as of October 1, 2002. Under the consulting agreement, Mr. Pleus is entitled to receive consulting fees at the rate of $15,000 per month, subject to increase in an amount to be determined at such time as the Company either has received an aggregate of $2,000,000 in financing or completed at least two acquisitions. If the Company is unable to pay the consulting fees in cash, it may issue to Mr. Pleus either shares of unrestricted common stock of the Company with a market value of 150% of the amount of the cash compensation due or shares of restricted common stock of the Company with a market value of 200% of the amount of the cash compensation due. Since the effective date of the consulting agreement through October 31, 2002, the Company has paid all of the compensation in the form of common stock and accordingly has issued to Mr. Pleus 125,000 restricted shares. Consulting fees since November 1, 2002 have accrued and remain unpaid. All unvested stock and options except for performance options will vest immediately if the Company misses paying his cash compensation for four months within a 12 month time period or will vest twelve months earlier than scheduled if the Company misses paying his cash compensation for more than two months. In addition, the Company has agreed to issue Mr. Pleus a performance option to purchase 300,000 shares of common stock, in the following events occur in 2003 and in the following amounts: 150,000 of which will vest when the Company completes its first acquisition, 50,000 of which will vest when the Company achieves an annual revenue run rate of at least $5,000,000 and 100,000 of which will vest when the Company achieves an annual revenue run rate of at least $7,500,000, which options are exercisable at the exercise price of the lower of $1.50 or the 20-day average closing price. In addition, Mr. Pleus is entitled to receive an additional 300,000 shares of common stock if the Company is acquired at a valuation in excess of $2.50 per share and to participate in such other bonus programs as the Board of Directors may from time to time provide consistent with those provided to similarly situated consultants or executives. The consulting agreement is for a term of three years, but may be terminated by Mr. Pleus upon 90 days' notice or by the Company upon 180 days; provided, however that in the event of termination without cause (as defined in the consulting agreement), Mr. Pleus will be entitled to continue to receive his annual base compensation for the term of any non-competition agreement which he may enter into with the Company.

Pursuant to a two year agreement, dated September 14, 2002, between the Company and Mr. Ariav, Mr. Ariav has agreed to continue to serve as President of the Company, effective as of October 1, 2002. Under the agreement Mr. Ariav is entitled to receive a salary at the rate of $15,000 per month. Mr. Araiv will also be entitled to receive a cash bonus of up to 75% of his base compensation based on to be determined sales and profitability targets. If the

Company is unable to pay his compensation in cash, it may issue to Mr. Ariav either shares of unrestricted common stock of the Company with a market value of 150% of the amount of the cash compensation due or shares of restricted common stock of the Company with a market value of 200% of the amount of the cash compensation due. All fees since the effective date of the agreement through have accrued and remain unpaid. All unvested stock and options except for performance options will vest immediately if the Company misses paying his cash compensation for four months within a 12 month time period or will vest twelve months earlier than scheduled if the Company misses paying his cash compensation for more than two months. Mr. Ariav was also issued options to purchase 400,000 shares of common stock, 160,000 of which options vested on November 1, 2002 and are exercisable at $.50 per share, 120,000 of which options vested on May 1, 2003 and are exercisable at $1.00 per share and 120,000 of which options will vest on May 1, 2004 and are exercisable at $1.50 per share, and all of which expire on May 1, 2007. The Company has agreed to issue Mr. Ariav a performance option to purchase 300,000 shares of common stock, in the following events occur in 2003 and in the following amounts: 150,000 of which will vest when the Company completes its first acquisition, 50,000 of which will vest when the Company achieves an annual revenue run rate of at least $5,000,000 and 100,000 of which will vest when the Company achieves an annual revenue run rate of at least $7,500,000, which options are exercisable at the exercise price of the lower of $1.50 or the 20-day average closing price. In addition, Mr. Ariav is entitled to receive an additional 300,000 shares of common stock if the Company is acquired at a valuation in excess of $2.50 per share and to participate in such other bonus programs as the Board of Directors may from time to time provide consistent with those provided to similarly situated consultants or executives. The agreement is for a term of two years, but may be terminated by Mr. Ariav upon 90 days' notice or by the Company upon 180 days; provided, however that in the event of termination without cause (as defined in the agreement), Mr. Ariav will be entitled to continue to receive his annual base compensation for the term of any non-competition agreement which he may enter into with the Company.

Pursuant to a consulting agreement, dated July 1, 2002, between the Company and Mr. Thomas Butta, Mr. Butta has agreed to serve as a consultant to the Company and to provide marketing and consulting services. As compensation for his services, the Company issued Mr. Butta a warrant to purchase 50,000 shares of common stock at an exercise price of $.25 per share and agreed to issue Mr. Butta 5,000 shares of common stock per month. The consulting agreement has a term of one year and expires on May 31, 2003.

DIRECTOR COMPENSATION

During 2002, the outside directors did not receive any fees for attending Board meetings. As set forth above, certain directors have consulting agreements with the Company. Each director was only reimbursed for all reasonable and necessary cost and expenses incurred as a result of being a Director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the Plan, the Board of Directors has the discretion to issues shares of common stock (either restricted or unrestricted), stock options and warrants. See Item 10 - Executive Compensation for additional information with respect to the Plan.

A total of 3,000,000 shares are reserved for issuance under the Plan. Shares under options that lapse (due to cancellation or expiration) are available for re-issuance. Options become exercisable when vested and remain exercisable through the remainder of the option term except upon termination of employment, in which case the options generally terminate 90 days after the employee's termination date.

Below is a summary of options outstanding and options available for future issuance at December 31, 2002:

                               Number of Securities to                                             Number of
                               be Issued Upon Exercise                                               Shares
                                of Options, Warrants &                                             Available
                                        Rights                    Weighted Average                 for Future
Plan Category                        Outstanding                   Exercise Price                   Issuance
-------------                  -----------------------            ----------------                 ---------

Equity compensation plans
  approved by security
  holders                                     1,335,000                 $.25                        557,014
Equity compensation plans
  not approved by security
  holders                                     2,095,839                 $.75

The 2,095,839 shares in the table above represent options to purchase 1,279,170 shares and warrants to purchase 816,669 shares remaining under grants made outside of the Plan in 2000 to 2002 to employees, consultants, directors and officers. The terms of these options are substantially identical to those granted under the Plan.

The formula used to calculate the 557,014 shares available for future issuance is the total 3,000,000 shares authorized for issuance under the Plan less options granted under the Plan, not including those assumed in connection with business combinations, plus options that have lapsed, less 1,108,986 shares granted to consultants, employees, officers, and directors of the Company.

The following table sets forth, as of May 16, 2003, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, all Directors individually and all Directors and Executive Officers of the Company as a group. Except as note, each person has sole voting and investment power with respect to the shares shown.

Name and Address                                     Amount of                           Percentage
of Beneficial Owner                             Beneficial Ownership                      of Class
-------------------                             --------------------                      --------
Albert H. Pleus                                  3,048,335 (1)                               19.3%
One Embarcadero Center
Suite 500
San Francisco, CA  94111

Vincent C. Butta                                 1,130,500 (2)                                7.1%
5 Heather Lane
Lloyd Harbor, NY  11743

Haim Ariav                                       1,043,334 (3)                                6.3%
One Embarcadero Center
Suite 500
San Francisco, CA  94111

Luke A. Allen                                    1,708,499 (4)                               10.8%
711 Fifth Avenue
New York, NY  10022

LCA Capital Partners I, Inc.                       873,000 (5)                                5.5%
711 Fifth Avenue
New York, NY  10022

Thomas V. Butta                                    196,667 (6)                                1.3%
105 Silverglade
Chapel Hill, NC  27514

William C. Callari                               1,383,334 (7)                                8.8%
108 Fortunato Place
Neptune, NJ  07753


AdPads Incorporated                              1,000,000 (8)                                6.4%
108 Fortunato Place
Neptune, NJ  07753

Thomas Cooke                                     1,071,469 (9)                                6.8%
1304 Alta Vista Avenue
Austin, TX  78704

Philip Garfinkle                                   319,250 (10)                               2.0%
501 Seneca Green Way
Great Falls, VA 22066

William J. Ritger                                1,050,000 (11)                               6.7%
623 Ocean Avenue
Sea Girt, NJ 08750

All Directors and Executive Officers             7,127,335 (1) (2) (3) (4) (6)               41.5%
as a Group (5 Persons)
----------------

     (1) Includes 1,406,667 shares held directly by Mr. Pleus; 391,667 shares held by Whitney Holdings, Inc., which is controlled by Mr. Pleus; 133,334 shares held by the Albert Pleus Family Trust of which Mr. Pleus is trustee; options to purchase 116,667 shares at $.15 which are outside of the Company's stock option plan; and 1,000,000 shares held by AdPads Incorporated, of which Mr. Pleus is a Director and shareholder. Does not include 672,000 shares and warrants to purchase 201,000 shares at prices ranging from $.20 to $.30 held by LCA Capital Partners I, Inc., in which Mr. Pleus is a minority shareholder.

     (2) Includes 975,500 shares held directly by Mr. Butta; options to purchase 140,000 shares at $.25 which are part of the Company's stock option plan; and warrant to purchase 15,000 shares at $1.25.

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

     (7) Includes 333,334 shares held directly by Mr. Callari; 1,000,000 shares held by AdPads Incorporated, of which Mr. Callari is a Director and Officer; and warrants to purchase 50,000 shares at $.42 per share held by Mr. Callari.

     (8)  Includes 1,000,000 shares held directly by AdPads Incorporated.

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

     (10) Includes 79,250 shares held directly by Mr. Garfinkle and warrants to purchase 240,000 shares at prices ranging from $.75 to $1.75 held by Navig8US.com LLC, of which Mr. Garfinkle is the managing member. Does not include 50,000 shares and warrants to purchase 50,000 shares that the Company has agreed to issue to Mr. Garfinkle once he joins the Board of Directors.

     (11) Includes 900,000 shares held directly by Mr. Ritger and 150,000 shares owned by The Research Works, Inc., a company controlled by Mr. Ritger.

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

On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of three shares of Agence for each share of common stock of Saratoga held by A21 Acquisition. Total shares issued to the Company's shareholders, 9,245,343 shares, represent 83.3% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly owned subsidiary of Saratoga, will be retired April 30, 2004. The minority shareholders of Agence hold 4,887,500 shares of common stock in Agence. Effective with the closing of the exchange, Saratoga Holding I, Inc. changed its name to a21, Inc.

STOCKHOLDER LOANS
From time to time shareholders, officers and directors of the Company have loaned the Company funds on terms that are as favorable as the Company could have received from unrelated third parties. As of December 31, 2002, LCA Capital Partners I, Inc. ("LCA"), a company controlled by Luke Allen and in which Albert Pleus is a minority shareholder has advanced funds to the Company including accrued interest of $332,496. Subsequent to December 31, 2002, LCA has advanced an additional $107,000 to the Company. LCA has been issued warrants to purchase 201,000 shares of the Company at prices from $.20 to $.30. The notes are due June 30, 2003, and accrue interest at 12% per annum.

INVESTMENT IN ADPADS INCORPORATED

The Company currently owns 125,000 shares of AdPads Incorporated ("APAD") Series B Convertible Preferred Stock (each share has a liquidation preference of $8.00, is convertible into 400 shares of APAD common stock, and has no dividend or voting rights) which was issued in exchange for 1,000,000 shares of the Company December 31, 2001 and 166,668 shares of Series A Convertible Preferred Stock (each share has a liquidation preference of $.01, is convertible into 120 shares of APAD common stock, and has no dividend or voting rights) which was issued in exchange for 666,668 shares of the Company in March and April 2002. Mr. Pleus, the Company's Chairman and principal financial officer, is Vice Chairman of APAD.. In addition, Mr. Pleus owns 416,667 shares of Series A Convertible Preferred Stock (in addition to the shares owned by the Company) and has been granted options to purchase 250,000 shares of APAD Common Stock at prices ranging from $1.00 to $3.00 per share which were granted under the Company's Stock Option Plan but which Plan has not yet been approved by shareholders of APAD.


CONSULTING AGREEMENT WITH PHILIP GARFINKLE
In September 2002, the Company entered into a consulting agreement with Navig8US.com LLC ("Navig8"), a limited liability company controlled by Philip Garfinkle. Pursuant to the Agreement, Navig8 had agreed to provided strategic advisor services to the Company for the four month period ended December 31, 2002 in exchange for a fee of $64,000, payable in four consecutive monthly installments of $16,000 in either cash or shares of common stock valued at the five day average closing price, but not less than $0.40 or more than $1.00 per share issuable to either Navig8 or its designees. Accordingly, the Company issued a total of 138,850 shares of common stock, of which 44,950 were allocated to Mr. Garfinkle. In addition, the Company issued to Navig8, warrants to purchase 120,000 shares of common stock at an exercise price of $.75 per share, warrants to purchase 90,000 shares of common stock at an exercise price of $1.25 per share, and warrants to purchase 30,000 shares of common stock at an exercise price of $1.75 per share. All of the warrants expire 3 years from the date of grant and 2/3 of such warrants will be allocated to Mr. Garfinkle. Navig8 is also entitled to 5% of any investment funds received by the Company from any investor introduced to the Company by Navig8 (other than investors already known to the Company). The Company and Navig8 orally agreed to renew the contract for the first quarter of calendar 2003 and in connection therewith the Company issued 120,000 shares of common stock as compensation, of which 40,000 were allocated to Mr. Garfinkle. Mr. Garfinkle has agreed to become a director following the filing of this Form 10-KSB. Upon becoming a director, the Company has agreed to issue to Mr. Garfinkle (i) 50,000 shares of common stock, of which 50% will vest immediately and 50% will vest at the end of one year of continuous services as a director and (ii) a five year warrant to purchase 50,000 shares of common stock at an exercise price of $.40 per share (based on a closing sales price of $.30 on March 5, 2003, the date Mr. Garfinkle orally agreed to become a director).

AGREEMENT WITH THE RESEARCH WORKS, INC.
In May 2003, the Company retained The Research Works, Inc. ("RW") to prepare an equity research report on the Company and provide for its distribution and updates through May 15, 2004. In consideration for its services, the Company issued 150,000 shares to a company controlled by William J. Ritger and issued an additional 225,000 shares of common stock to two advisors associated with RW. RW is an independent research firm that provides securities research services for small and micro-cap companies. The Company has no editorial control over the opinions expressed in the report, nor will RW supply a draft copy to the Company. RW has agreed to post a copy on its website, print and distribute the report to individual and institutional investors. Mr. Ritger beneficially owns more than 5% of the Company's common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION OF EXHIBIT

3.1(a)               Articles of Incorporation of the Registrant, as filed with the Secretary of State of the
                     State of Texas on November 8, 1995 (1)

3.1(b)               Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Texas filed on May 2, 2002 (2)

3.2                  Bylaws of the Registrant, as amended to date (3)

4.1*                 Form of Warrants issued by the Registrant

4.2*                 Form of Promissory Note by the Registrant

10.1                 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan
                     (4)

10.2                 Amendment No. 1 to a21, Inc. 2002 Directors, Officers and Consultants Stock Option, Stock
                     Warrant and Stock Award Plan (5)

10.3*                Consulting Agreement, dated September 14, 2002, between the Registrant and Albert H. Pleus

10.4*                Employment Agreement, dated September 14, 2002, between the Registrant and Haim Ariav


10.5*                Consulting Agreement, dated July 1, 2002, between the Registrant and Thomas Butta

10.6*                Form of General Release executed by employees of the Registrant and its subsidiary

10.7*                Agreement, dated as of September 1, 2002, between Navig8US.com LLC and the Registrant

10.8*                Investment Banking and Financial Advisory Agreement, dated August 1, 2002, between the
                     Registrant and vFinance Investments, Inc.

10.9*                Market Access Program marketing Agreement, dated June 1, 2002, between Lipman Capital
                     Group, Inc. and the Registrant

23.1*                Consent of Marcum & Kliegman, LLP


99.1*                Certification of Haim Ariav


99.2*                Certification of Albert H. Pleus

----------------------

* Filed herewith

     (1) Incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form SB-2, filed on December 1, 1998.

     (2) Incorporated herein by reference to Exhibit No. 3.2 to the Registrant's Current Report on Form 8-K dated April 30, 2002, filed on May 15, 2002.

     (3) Incorporated herein by reference to Exhibit No. 3.2 to the Registrant's Registration Statement on Form SB-2, filed on December 1, 1998.

     (4) Incorporated herein by reference to Exhibit No. 4.1 to Registrant's Registration Statement on Form S-8, filed on April 25, 2002.

     (5) Incorporated herein by reference to Exhibit No. 4.5 to Registrant's Registration Statement on Form S-8, filed on July 18, 2002.

(b) REPORTS ON FORM 8-K

The Company did not file a Report on Form 8-K during the quarter ended December 1, 2002; however, the Company filed a Form 8-K on May 6, 2003 as amended by Form 8-K/A filed May 7, 2003 with respect to Item 4.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this Annual Report on Form 10-KSB. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

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

                                             a21, Inc.

                                             By:    /s/ HAIM ARIAV
                                                    --------------
                                             HAIM ARIAV
                                             President and Principal Executive
                                             Officer

May 30, 2003

We, the undersigned directors and executive officers of the Registrant, hereby severally constitute Albert H. Pleus and Haim Ariav, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 30, 2003, by the following persons on behalf of the Registrant and in the capacities indicated below:


SIGNATURE                                                   TITLE (CAPACITY)
-----------------------------------------                   ---------------------------------------------------

/s/    ALBERT H. PLEUS                                      Chairman, Director and Principal Financial Officer
-----------------------------------------
ALBERT H. PLEUS

/s/    HAIM ARIAV                                            President and Principal Executive
-----------------------------------------
HAIM ARIAV

/s/    Vincent C. Butta                                      Vice Chairman and Director
-----------------------------------------
VINCENT C. BUTTA

/s/    Thomas V. Butta                                       Director
-----------------------------------------
THOMAS V. BUTTA

/s/    Luke A. Allen                                         Director
-----------------------------------------
LUKE A. ALLEN

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


                                               By:     /s/ HAIM ARIAV
                                               --------------------------------
                                               HAIM ARIAV
                                               President and Principal Executive
                                               Officer

May 30, 2003

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


                                               By:     /s/ ALBERT H. PLEUS
                                               --------------------------------
                                               HAIM ARIAV
                                               President and Principal Financial
                                               Officer

May 30, 2003

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders
a21 Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of a21 Inc. and Subsidiaries (A Development Stage Enterprise) (the "Company") as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the years ended December 31, 2002 and 2001 and for the period from September 19, 2000 (Date of Inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of a21 Inc. and Subsidiaries (A Development Stage Enterprise) as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2002 and 2001 and for the period from September 19, 2000 (Date of Inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has incurred net losses since inception and expects to incur net losses for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Marcum & Kliegman LLP


New York, New York
May 22, 2003
                           a21, Inc. and Subsidiaries
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002


                                     ASSETS
CURRENT ASSETS
  Cash                                                             $     8,590
                                                                    ----------
    TOTAL CURRENT ASSETS                                                 8,590
                                                                    ----------
PROPERTY AND EQUIPMENT - net                                            50,515

OTHER ASSETS
  Investments                                                           76,700
  Advance to shareholder                                                15,000
                                                                    ----------
                                                                        91,700
                                                                    ----------
                                                                   $   150,805
                                                                    ==========
              LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                 $   426,230
  Accrued wages and payroll taxes                                      269,213
  Accrued expenses and other current liabilities                        40,444
  Note payable - affiliate                                             332,496
                                                                    ----------
    TOTAL CURRENT LIABILITIES                                        1,068,383
                                                                    ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
  Preferred stock, $.001 par value,  100,000 shares authorized,
       no shares issued and outstanding                                   --
  Common stock, $.001 par value,  100,000,000 shares authorized,
       17,608,789 issued and 13,929,014 outstanding                     17,609
  Treasury stock (at cost, 3,679,775 shares)                              --
  Additional paid-in capital                                         4,652,031
  Deficit accumulated during the development stage                  (5,587,218)
                                                                    ----------
    TOTAL SHAREHOLDERS' DEFICIENCY                                    (917,578)
                                                                    ----------
                                                                   $   150,805
                                                                    ==========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           a21 , Inc. and Subsidiaries
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Cumulative During
                                                                 Year Ended     Year Ended   the Development Stage
                                                                December 31,    December 31, (September 19, 2000
                                                                    2002           2001       December 31, 2002)
                                                                ------------    ------------  -------------------
REVENUE                                                         $       --      $       --      $       --

EXPENSES:

       Research and development                                      177,600         225,518         436,179
       General and administrative (including noncash expenses
          of $591,906 and $10,000)                                 2,011,809       1,636,631       3,947,353
       Write-off of website development costs                        842,670            --           842,670
       Loss on valuation of investment                               113,300            --           113,300
       Depreciation and amortization                                  55,366          57,598         131,202
       Interest expense, net                                          90,470          20,253         116,514
                                                                                -----------     ------------
          TOTAL EXPENSES                                           3,291,215       1,940,000       5,587,218
                                                                ------------   -------------    ------------
NET LOSS                                                        $ (3,291,215)   $ (1,940,000)   $ (5,587,218)
                                                                ============   =============    ============
NET LOSS PER SHARE, BASIC AND DILUTED                           $      (0.30)   $      (0.30)   $      (0.69)
                                                                ============  ==============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                             10,853,361       6,495,790       8,070,089
                                                               =============    ============   =============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           a21, Inc. and Subsidiaries
                        (A Development Stage Enterprise)
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)




                                                                 Preferred Stock               Common Stock            Additional
                                                            ------------------------------  -----------------------      Paid-in
                                                                Shares           Amount       Shares       Amount        Capital
                                                            -------------      -----------  ----------   ----------    ------------
BALANCE,  September 19, 2000 (Inception)                              --       $       --           --   $      --     $      --
  Issuance of common stock for cash :
                at $0.00012 per share, September                                             2,991,000        2,991            609
                at $0.03 per share, September - December                                     2,404,333        2,404         69,725

  Issuance of preferred stock for cash
                at $01.50 per share, October - December**         316,667              317                                 474,683


 Issuance of common stock for services:                                                                          --
                at $0.03 per share, October - November                                         300,000          300         16,950


  Net loss                                                             --               --          --           --             --
                                                            -------------      -----------   ---------   -----------   ------------
  Balance, December 31, 2000                                      316,667              317   5,695,333        5,695        561,967
   Issuance of common stock for services:
                 at $0.03 per share, January - February                                        333,333          333          9,667

   Issuance of preferred stock for cash: **
                 at $1.50 per share, February                     100,000              100                                 149,900
                 at $2.25 per share, February                      33,333               33                                  74,967
                 at $2.25 per share, March                         33,333               33                                  74,967
                 at $1.50 per share, June                          16,667               17                                  24,983

   Issuance of common stock to acquire AdPad's Series B
                 preferred stock
                 at $0.09 per share in December                                              1,000,000        1,000         89,000
   Net loss
                                                            -------------      -----------  ----------   ----------   -------------
Balance, December 31, 2001                                        500,000              500   7,028,667        7,029        985,449

  Exercised fully vested options
                  at $0.15 per share, March                                                    800,000          800        119,200
  Issuance of common stock for 83,334 shares of AdPads
                 Series A preferred stock at $.15 per
                 share in March                                                                333,334          333         49,667

  Issuance of common stock for 83,334 shares of AdPads
                 Series A preferred stock at $.15 per share
                 in April                                                                      333,334          333         49,667


  Issuance oF common stock to a21 Acquisition, LLC                                           3,679,775        3,680         (3,680)

  Issuance of common stock for cash
                 from exercised warrants at $.15 per share                                     250,000          250         37,250

  Issuance of common stock to shareholders of
                 Saratoga Holding I, lnc. pursuant to the
                 terms of the reverse acquisition agreement                                  1,853,667        1,854         (1,854)

  Exchange of preferred stock for common stock pursuant
                 to the terms of the reverse acquisition
                 agreement                                       (500,000)          (500)      500,000          500

  Issuance of common stock for cash :
                at $0.40 per share, June                                                        20,000           20          7,980
                at $0.60 per share, June                                                       325,000          325        194,675

  Issuance of common stock for services:
                at $0.25 per share, May                                                        166,163          166         41,834
                at $0.45 per share, May                                                        100,000          100         44,900
                at $0.86 per share, July                                                        50,000           50         42,950
                at $0.58 per share, August                                                     100,000          100         57,900
                at $0.50 per share, September                                                  115,000          115         57,385
                at $0.55 per share, September                                                   29,100           29         15,971
                at $0.60 per share, September                                                   10,000           10          5,990
                at $0.61 per share, September                                                   16,300           16          9,850


                at $1.67 per share, September                                                   40,000           40         66,587
                at $0.20 per share, October                                                    215,000          215         42,785
                at $0.50 per share, October                                                     50,000           50         24,950
                at $0.62 per share, October                                                     25,650           26         15,877
                at $0.40 per share, November                                                    40,000           40         15,960
                at $0.40 per share, December                                                    40,000           40         15,960

  Issuance of common stock for other liabilities

                at $0.38 per share, September                                                  130,000          130         49,297
                ar $0.60 per share, September                                                  251,030          251        150,367
                at $0.29 per share, December                                                   125,000          125         36,125
                at $0.26 per share, December                                                   400,000          400        104,685
                at $0.41 per share, December                                                   200,000          200         82,422
                at $0.90 per share, December                                                   153,000          153        137,814

  Issuance of common stock for exercised convertible notes:
                at $1.50 per share, July                                                       127,576          128        191,236
                at $2.25 per share, July                                                       101,193          101        227,582

  General release of liabilities for compensation and
                expenses by shareholders/employees                                                                       1,446,911


  Issuance of options and warrants for consulting services                                                                 190,961


  Issuance of options and warrants for compensation                                                                        103,250


  Issuance of options and warrants for financing costs                                                                      34,127

  Net loss for the year                                     -------------    -------------  ----------   ----------   -------------

  Balance, December 31, 2002                                           --     $        --   17,608,789   $   17,609    $ 4,652,031
                                                            =============    =============  ==========   ==========   =============




                                                              Deficit
                                                            Accumulated
                                                             During the          Treasury    Stock              Total
                                                            Development       -------------------------       Shareholder's
                                                                Stage             Shares      Amount       Equity (Deficiency)
                                                            -------------      -----------  -----------     ------------------

BALANCE,  September 19, 2000 (Inception)                    $         --              --     S      --      $        --
  Issuance of common stock for cash :
                at $0.00012 per share, September                                                                  3,600
                at $0.03 per share, September - December              --                                         72,129

  Issuance of preferred stock for cash
                at $01.50 per share, October - December**             --                                        475,000


 Issuance of common stock for services:
                at $0.03 per share, October - November                --                                         17,250


  Net loss                                                       (356,003)                                     (356,003)
                                                             ------------      -----------   ---------      -----------

  Balance, December 31, 2000                                     (356,003)              --          --          211,976
   Issuance of common stock for services:
                 at $0.03 per share, January - February                                                          10,000

   Issuance of preferred stock for cash: **
                 at $1.50 per share, February                                                                   150,000
                 at $2.25 per share, February                                                                    75,000
                 at $2.25 per share, March                                                                       75,000
                 at $1.50 per share, June                                                                        25,000

   Issuance of common stock to acquire AdPad's Series B
                 preferred stock
                 at $0.09 per share in December                                                                  90,000
   Net loss                                                    (1,940,000)                                   (1,940,000)
                                                             -------------     -----------   ---------      -----------
Balance, December 31, 2001                                     (2,296,003)              --          --       (1,303,024)

  Exercised fully vested options
                  at $0.15 per share, March                                                                     120,000
  Issuance of common stock for 83,334 shares of AdPads
                 Series A preferred stock at $.15 per
                 share in March                                                                                  50,000

  Issuance of common stock for 83,334 shares of AdPads
                 Series A preferred stock at $.15 per share
                 in April                                                                                        50,000


  Issuance oF common stock to a21 Acquisition, LLC                              (3,679,775)                          --

  Issuance of common stock for cash
                 from exercised warrants at $.15 per share                                                       37,500

  Issuance of common stock to shareholders of
                 Saratoga Holding I, lnc. pursuant to the
                 terms of the reverse acquisition agreement                                                          --

  Exchange of preferred stock for common stock pursuant
                 to the terms of the reverse acquisition
                 agreement                                                                                           --

  Issuance of common stock for cash :
                at $0.40 per share, June                                                                          8,000
                at $0.60 per share, June                                                                        195,000

  Issuance of common stock for services:
                at $0.25 per share, May                                                                          42,000
                at $0.45 per share, May                                                                          45,000
                at $0.86 per share, July                                                                         43,000
                at $0.58 per share, August                                                                       58,000
                at $0.50 per share, September                                                                    57,500
                at $0.55 per share, September                                                                    16,000
                at $0.60 per share, September                                                                     6,000
                at $0.61 per share, September                                                                     9,866


                at $1.67 per share, September                                                                    66,627
                at $0.20 per share, October                                                                      43,000
                at $0.50 per share, October                                                                      25,000
                at $0.62 per share, October                                                                      15,903
                at $0.40 per share, November                                                                     16,000
                at $0.40 per share, December                                                                     16,000

  Issuance of common stock for other liabilities

                at $0.38 per share, September                                                                    49,427
                ar $0.60 per share, September                                                                   150,618
                at $0.29 per share, December                                                                     36,250
                at $0.26 per share, December                                                                    105,085
                at $0.41 per share, December                                                                     82,622
                at $0.90 per share, December                                                                    137,967

  Issuance of common stock for exercised convertible notes:
                at $1.50 per share, July                                                                        191,364
                at $2.25 per share, July                                                                        227,683

  General release of liabilities for compensation and
                expenses by shareholders/employees                                                            1,446,911


  Issuance of options and warrants for consulting services                                                      190,961


  Issuance of options and warrants for compensation                                                             103,250


  Issuance of options and warrants for financing costs                                                           34,127

  Net loss for the year                                        (3,291,215)                                   (3,291,215)
                                                            -------------     ------------   ---------    -------------
  Balance, December 31, 2002                                $  (5,587,218)      (3,679,775)  $      --        $(917,578)
                                                            =============     ============   =========    =============


** Preferred stock issued by Agence 21, Inc. was exchanged for common stock of the Company at the close of the reverse acquisition. (Note 1)


The accompanying notes are an integral part of these consolidated financial statements.

                           a21 , Inc. and Subsidiaries
                        ( A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Cumulative During
                                                                      Year Ended December 31,   the Development Stage
                                                                   ----------------------------  (September 19, 2000)
                                                                        2002           2001     to December 31, 2002)
                                                                   --------------  ------------ --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $(3,291,215)   $(1,940,000)   $(5,587,218)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                                    55,366         57,598        131,202
          Write-off of website development costs                          842,670        842,670
          Write-off of advances to shareholder                               --          136,189        136,189
          Write-off of advances on abandoned merger                          --           25,429         25,429
          Loss from valuation of investment                               113,300           --          113,300
          Consulting fee from issuance of options and warrants            190,961           --          190,961
          Compensation from issuance of options                           103,250           --          103,250
          Financing costs from issuance of warrants                        34,127           --           34,127
          Interest converted to note payable                               19,449           --           19,449
          Common stock issued for services                                297,695         10,000        324,945
 Changes in current assets and liabilities:
         Rent deposits                                                      1,653         35,847           --
         Accounts payable                                                 189,911        281,824        483,009
         Accrued wages and payroll taxes                                  992,435        648,401      1,678,760
         Accrued expenses and other current liabilities                   (25,848)       134,518        114,656
                                                                      -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                    (476,246)      (610,194)    (1,389,271)
                                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                               --          (13,631)       (13,631)
         Advances to shareholder                                          (15,000)       (78,472)      (151,189)
         Advances on abandoned merger                                        --          (25,429)       (25,429)
         Website development costs**                                      (54,568)      (102,542)      (168,534)
                                                                      -----------    -----------    -----------
CASH USED IN INVESTING ACTIVITIES                                         (69,568)      (220,074)      (358,783)
                                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from  notes payable - shareholders                      424,000        139,500        563,500
         Proceeds from  convertible notes payable                            --          196,915        196,915
         Proceeds from exercised warrants for common stock                 37,500           --           37,500
         Principal payments on notes payable to shareholders             (120,000)          --         (120,000)
         Sales of common stock                                            203,000           --          278,729
         Sales of preferred stock                                            --          325,000        800,000
                                                                      -----------    -----------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                     544,500        661,415      1,756,644
                                                                      -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH                                            (1,314)      (168,853)         8,590

CASH AT BEGINNING OF PERIODS                                                9,904        178,757           --
                                                                      -----------    -----------    -----------
CASH AT END OF PERIODS                                                $     8,590    $     9,904    $     8,590
                                                                      ===========    ===========    ===========

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
   Issuance of common stock for:
        Investment in AdPad preferred stock                           $   100,000    $    90,000    $   190,000
        Repayment of convertible notes payable                            365,000           --          365,000
        Payment of accrued interest on convertible notes payable           54,047           --           54,047
        Repayment  of notes payable - shareholders                        130,000           --          130,000
        Payment of accrued interest on notes payable - stockholders        20,618           --           20,618
        Payment of other liabilities and accruals                         711,808           --          711,808
   Paid-in capital contributed from general release of
           accrued compensation by employee stockholders                1,446,911           --        1,446,911
   Property and equipment acquired through
          issuance of convertible notes payable                              --          168,085        168,085
   Issuance of common stock to effect reverse acquisition                   1,854           --            1,854
   Website development costs included in accrued wages
          and payroll taxes**                                             218,270        410,169        674,136

** Reclassified to conform to current year presentation


The accompanying notes are an integral part of these consolidated financial statements.

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

     On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of three shares of Agence for each share of common stock of Saratoga held by A21 Acquisition. Total shares issued to the Company's shareholders, 9,245,343 shares, represent 83.3% of the outstanding common stock of Saratoga. The remaining 3,679,775 shares of common stock of Saratoga held by A21 Acquisition, the wholly-owned subsidiary of Saratoga, will be retired April 30, 2004. The minority shareholders of Agence hold 4,887,500 shares of common stock in Agence representing a 15.7% minority interest in the subsidiary and none of the preferred stock in Agence.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The Company has been presented as a "development stage enterprise" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting By Development Stage Enterprises." Since inception, the Company has devoted substantial efforts to fund raising, planning, and development of its electronic infrastructure and technology. The Company has not commenced its principal operations, nor has it generated revenues from its operations.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $5,587,218 since inception. Additionally, the Company had a net working capital deficiency of $1,059,793 at December 31, 2002. The Company has experienced cash shortages and inability to pay its obligations from time to time in 2002 and 2001. Of the $1,068,383 of current liabilities, approximately $695,000 is past due. These amounts include approximately $160,000 payable to the Internal Revenue Service and other payroll taxing authorities and $105,000 of accrued wages owed to officers and employees of the Company. These conditions raise doubt about the Company's ability to continue as a going concern.

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

     During 2002, the Company raised $240,500 by issuing 595,000 shares of common stock to investors. (See Note 10)

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

     Due to the uncertainty of recovery of these costs from future revenue and change in the Company business plan to a plan more directed at growth through strategic alliances and acquisitions, the Company has recorded a valuation allowance in the full amount of website development costs incurred to December 31, 2002 in the amount of $842,670. (See Note 5)

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred.

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

     STOCK-BASED COMPENSATION - The Company accounts for all transactions under which employees, officers and directors receive shares of stock in the Company in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and provides the pro forma disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized in the results of operations for stock options issued to employees, officers and directors other than for options granted at exercise prices below the market price. Stock options and warrants issued to non-employees for services are accounted for at the fair value of the stock or the services at the grant date, whichever is more readily determinable, in accordance with SFAS No. 123.

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

     LOSS PER COMMON SHARE - Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the computation of diluted loss per share since they are anti-dilutive, or their effect is not material. Potentially dilutive securities totaled 3,712,337 and 2,354,166 at December 31, 2002 and 2001, respectively.

     For purposes of the loss per share computation, based on date of issuance, preferred shares are deemed to be common shares in the calculation of weighted average shares outstanding.

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

     In August 2001, the FASB issued Statements of Financial No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No.144 did not have a material impact on the Company's financial position and results of operations.

     On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, if extinguishment of debt is considered a risk management strategy by the reporting enterprise, the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The adoption of SFAS No.145 did not have a material impact on the Company's financial position and results of operations.

     In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date an entity commits to an exit plan under EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position and results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Fin 45 did not have a material impact on the Company's financial position and results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's financial position and results of operations.

     In December 2001, the Accounting Standards Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" ("SOP 01-6"). SOP 01-6 provides guidance on accounting and reporting matters for entities that have trade receivables and entities that finance their customers' purchases of goods and services using trade receivables. SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and the Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 has not had a material effect on the Company's financial position and results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial position and results of operations.


3. ADVANCE TO SHAREHOLDER

     Advance to shareholder in the amount of $15,000 is non-interest bearing, is due on demand and is repayable in shares of common stock of the Company with a value of $15,000.


4. PROPERTY AND EQUIPMENT

     At December 31, 2002, property and equipment consists of:

          Office and computer equipment           $ 151,471
          Furniture and fixtures                     16,852
          Computer software                          13,394
                                                  ---------
                                                    181,717
                                                    131,202
                                                  ---------
                                                  $  50,515
                                                  =========
  Less: Accumulated depreciation and amortization


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

6. INVESTMENT

     In December 2001, the Company entered into a transaction with AdPads Corporation ("AdPads") in which 1,000,000 shares of common stock of the Company valued at $90,000 were purchased by AdPads for 125,000 shares of Series B Preferred stock of AdPads. The Series B preferred stock is convertible into 50,000,000 shares of common stock of AdPads and has demand registration rights as of July 1, 2002. AdPads trades under the symbol APAD on the OTC bulletin board. The Company's Chairman and principal financial officer is Vice Chairman of AdPads.

     In March and April 2002, the Company issued 666,668 shares of common stock valued at $100,000 to certain advisors of the Company in exchange for 166,668 shares of Series A Preferred Stock of AdPads Corporation held by the advisors. The Series A Preferred Stock is convertible into 20,000,160 shares of common stock of AdPads Corporation.

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

8. CONVERTIBLE NOTES PAYABLE

     At December 31, 2001, convertible notes payable of $365,000 consisted of the following:

     Convertible note dated October 1, 2000 in the amount of $165,000 bearing interest at 8% per annum and is due on the earlier of the second anniversary of the date of the note or the closing of a merger of the Company with a public traded company. The note is repayable in cash or common stock of the Company.

     Convertible notes dated July 6, 2001 in the amount of $200,000 bearing interest at 12% per annum and due on the first anniversary of the date of the notes. The note is repayable in cash or common stock of the Company.

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

     The income tax benefit differs from the amount computed by applying the statutory Federal income tax rate to the loss before income taxes as follows:


                                                           Year ended December 31,
                                                         ---------------------------
                                                             2002           2001
                                                         -------------  ------------

Benefit computed at Federal statutory rate               $ 1,150,000    $   660,000

Losses for which no benefit is recognized                 (1,150,000)      (660,000)
                                                         -----------    -----------

                                                         $        --    $       --
                                                         ===========    ===========



     The Company has total net operating loss carryforwards for tax purposes totaling approximately $3,600,000 at December 31, 2002 expiring between the years 2020 through 2022. Portions of the net operating loss and credit carryforwards generated by the Company are subject to limitations under
     Section 382 of the Internal Revenue Code.

     The deferred tax asset substantially consists of the benefit of the net operating loss and credit carryforwards which has been offset by a corresponding valuation allowance as follows:


                                                       December 31,
                                              ---------------------------
                                                  2002             2001
                                              ------------     ----------
Deferred tax asset                            $ 1,300,000      $  880,000
Less: Valuation allowance                      (1,300,000)       (880,000)
                                              -----------      ----------

Net deferred tax asset                        $        --      $      --
                                              ============     ==========

10. SHAREHOLDERS' DEFICIENCY

     PREFERRED STOCK

     As discussed in Note 1, the Company exchanged all of its pre-acquisition preferred stock (1,500,000 shares) as part of its exchange agreement with Saratoga on April 30, 2002.

     At December 31, 2002, the Company is authorized to issue 100,000 shares of its $.001 par value preferred stock.

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

         In October, November and December, 2,404,333 shares were issued to investors for cash consideration in the amount of $72,129.

         In October and November, 300,000 shares were issued to officers, employees, consultants and advisors for services valued at $17,250.

     During the year ended, December 31, 2001, the Company issued shares of common stock as follows:

         In  January,  333,333  shares  were  issued  to  officers,   employees,
         consultants and advisors for services valued at $10,000.

         In December, 1,000,000 shares valued at $.09 per share were issued to AdPads Corporation in exchange of 125,000 shares of Series B Preferred stock of AdPads Corporation. (See Note 6)

     During the year ended December 31, 2002, the Company issued shares of its $.001 par value common stock as follows:

         In March 2002, the Company issued 800,000 shares of common stock at $0.15 per share for fully vested options exercised by officers and employees.

         In April 2002, the Company issued 250,000 shares of common stock at $0.15 per share for warrants exercised by shareholders.

         In March and April 2002, the Company issued 666,668 shares of common stock to certain advisors of the Company in exchange for 166,668 shares of Series A Preferred Stock of AdPads Corporation held by the advisors. The Series A Preferred Stock is convertible into 20,000,160 shares of common stock of AdPads Corporation (See Note 6).

         In May 2002, the Company issued 166,163 shares of its common stock to the investment banker providing services in connection with the reverse acquisition of Saratoga Holdings I, Inc. Services from the investment banking firm have been valued at a $42,000.

         In May 2002, the Company issued 100,000 shares of its common stock to the Company's primary legal professionals for services to the Company valued at a $45,000.

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

     During 2001, the Company's Board of Directors granted options for the purchase of 1,075,000 shares of its common stock to officers, directors and employees of the Company. The exercise price for such options was established by the Board of Directors at $1.50 per share. Effective October 31, 2001, the exercise price for all prior options was established at $.15 per share and are accounted for utilizing variable accounting. Vesting of the right to exercise such stock options occurs over periods until the year 2004. All of these stock options expire at the end of 5 years from the date of grant. Of these stock options, 643,750 vested during the year ended December 31, 2001. There were no exercised options through December 31, 2001.

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

     During 2001, the Company's Board of Directors granted warrants for the purchase of 558,333 shares of its common stock to investors and members of the Company's Advisory Board. The exercise prices for such options were established by the Board of Directors at prices ranging from $.15 to $3.00 per share. The fair value of these warrants was nominal. Vesting of the right to exercise such warrants occurs over periods until the year 2005. The right to exercise these warrants expires at the end of 5 years from the date of grant. Of these share options, 452,083 vested during the year ended December 31, 2001. There were no exercised warrants at December 31, 2002.

     During 2002, the Company's Board of Directors granted warrants for the purchase of 814,834 shares of its common stock to investors and members of the Company's Advisory Board. The exercise prices for such options were established by the Board of Directors at prices ranging from $0.25 to $1.75 per share. The fair value of these warrants was nominal. Vesting of the right to exercise such warrants occurs over periods until the year 2005. The right to exercise these warrants expires at the end of 5 years from the date of grant. All of these warrants vested during the year ended December 31, 2002. Warrants for the purchase of 250,000 shares of common stock at $0.15 per share were exercised during the year ended, December 31, 2002.

     In April 2002, the Company adopted a Stock Option, Stock Warrant and Stock Award Plan covering the issuance of up to 223,236 shares of common stock, which plan was amended in July 2002 to, among other things, increase the number of shares issuable thereunder to 3,000,000 (as amended, "the Stock Plan"). The purpose of the Stock Plan is to maintain the ability of the
     Company and its subsidiaries to attract directors, employees and consultants. In addition the Stock Plan is intended to encourage ownership of common stock of the Company by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company's business

     In September 2002, pursuant to the Stock Plan, the Board of Directors approved the issuance of options for the purchase of 1,335,000 shares of the Company's common stock at an exercise price of $.25, based upon the then current market price to officers and employees of the Company. While these shares are fully vested and exercisable, the Company has limited the sale of the underlying shares by each employee over any 30 day period to 1/12 of the total shares issued.

     The following summarizes the Company's stock option and warrant activity for the years ended December 31, 2002 and 2001 and from the date of inception.


                                        OPTIONS                       WARRANTS
                               --------------------------   ------------------------------
                                             Weighted                          Weighted
                                 Shares      Average           Shares          Average
                               Underlying   Exercise         Underlying        Exercise
                                Options       Price           Warrants          Price
                               ----------   -----------     -------------  ---------------
Inception, 09/19/00                   --         $  --               --                $--
Granted                            975,000        1.50               --                 --
Canceled                              --            --               --                 --
Exercised                             --            --               --                 --

                                ----------       -----       ----------              -----

Balance, 12/31/00                  975,000        1.50             --                   --

Granted                          1,075,000        1.50          558,333               1.08
Canceled                          (254,167)       1.50             --                   --
Exercised                             --          --               --                   --

                                ----------       -----       ----------              -----

Balance, 12/31/01                1,795,833       0.15 *         558,333               1.08

Granted                          1,789,167        0.40          814,834               0.93
Non-participating                 (170,830)       0.15             --                   --
Cancelled                          (25,000)       3.00
Exercised                         (800,000)       --           (250,000)              0.15

                                ----------       -----       ----------              -----

Balance, 12/31/02               2,614,170 $       0.32       1,098,167 $              1.13
                                ==========       =====       ==========              =====


* On October 31, 2001, the Board of Directors approved a reduction in the exercise price of options held by employees, directors and consultants providing services to the Company on October 31, 2001 to $.15. These options will be accounted for as variable pursuant to APB No. 25.



                                                                                     OPTIONS
                      OPTIONS OUTSTANDING                                         EXERCISABLE
--------------------------------------------------------------------  --------------------------------------
                 Number of        Weighted                                Number of
                Outstanding        Average            Weighted           Outstanding           Weighted
                   Shares         Remaining            Average              Shares             Average
Exercise         Underlying      Contractual          Exercise            Underlying           Exercise
Price             Options           Life                Price              Options              Price
--------------------------------------------------------------------  --------------------------------------

         0.15          879,170            3.16          $      0.15              669,794    $          0.15
         0.25        1,335,000            4.62                 0.25            1,335,000               0.25
         0.50          160,000            4.75                 0.50              160,000               0.50
         1.00          120,000            4.75                 1.00              120,000               1.00
         1.50          120,000            4.70                 1.50              120,000               1.50
              ------------------------------------------------------  --------------------------------------
                     2,614,170            4.15         $       0.32            2,404,794    $          0.34

              ======================================================  ======================================




                                                                                     WARRANTS
                                       WARRANTS OUTSTANDING                       EXERCISABLE
-------------------------------------------------------------------   --------------------------------------
                 Number of         Weighted                               Number of
                Outstanding        Average            Weighted           Outstanding           Weighted
                   Shares         Remaining            Average              Shares              Average
                 Underlying      Contractual          Exercise            Underlying           Exercise
Exercise Price    Warrants           Life               Price              Warrants              Price
------------------------------------------------   ----------------   -------------------   ----------------

         0.25           79,000             4.62      $        0.25                79,000     $         0.25
         0.30           65,000             4.90               0.30                65,000               0.30
         0.63           16,667             4.14               0.63                16,667               0.63
         0.75          282,500             1.98               0.75               282,500               0.75
         1.25          275,000             3.54               1.25               275,000               1.25
         1.26          183,333             4.01               1.26               183,334               1.26
         1.50           83,333             4.09               1.50                66,667               1.50
         1.75           30,000             2.67               1.75                30,000               1.75
         2.25           33,334             3.16               2.25                16,667               2.25
         3.00           50,000             3.46               3.00                25,000               3.00

              ----------------------------------   ----------------   -------------------   ----------------

                     1,098,167             4.60      $        1.13             1,039,835     $         1.19

              ==================================   ================   ===================   ================



12. STOCK-BASED COMPENSATION

     The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock Based Compensation". Under the provisions, the fair value of each option is measured at the grant date using the Black-Sholes option-pricing model with the following weighted average assumptions used for stock options granted during the year ended December 31, 2002; annual dividends of $0.00; expected volatility of 308%; risk free interest rate of 2%, and expected life of five year for the year ended December 31, 2002.

     Had compensation cost for the options granted been determined based on fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $3,413,137 and $0.31 for the year ended December 31, 2002. Pro forma and actual net loss were the same for the year ended December 31, 2001.

     Compensation expense of $103,250 and $-0- has been recorded in the consolidated statements of operations as of December 31, 2002 and 2001, respectively, pursuant to variable accounting for certain options.


13. AGREEMENTS

     INVESTMENT BANKING AGREEMENT

     On August 1, 2002, the Company entered into an agreement with an investment-banking firm for the purpose of providing the Company with financial consulting services, investment banking and management consulting services. As part of the consideration for this agreement, the Company has issued 100,000 shares of its common stock and has agreed to issue an additional 100,000 shares of common stock, subject to certain contingencies at future dates. The cost of the services will be determined by the market price of the common stock on the date of issuance. In addition, the Company has agreed to issue warrants to purchase 200,000 shares of the Company's common stock at exercise prices ranging from $1.25 to $1.75 per share.

     ADVISORY SERVICES AGREEMENT

     In September 2002, the Company reached an agreement with an investor relations and public relations advisor to provide various advisory services. As part of the consideration for this agreement, the Company has agreed to grant 120,000 restricted shares of its common stock to be earned and vested on a pro-rata monthly basis over 12 months. The cost of the services to be performed will be determined at the market price of the common stock on the date of actual issuance. In addition, the Company has agreed to issue warrants to purchase 120,000 shares of the Company's common stock at an exercise price of $1.25 earned and vested on a pro-rata monthly basis over 12 months. The Company has granted warrants for the purchase of 60,000 shares of common stock and has issued 60,000 shares of common stock at $.50 per share pursuant to this agreement. This agreement was terminated by the parties prior to December 31, 2002.

CONSULTING AGREEMENTS

     a. In September 2002, the Company entered into an agreement with a firm for the purpose of providing the Company with consulting services. As part of the consideration for this agreement, the Company agreed to pay a fee of $10,000 in cash or $16,000 in common shares per month to be paid over the 4 months ending December 2002. If paid in common shares, the price is based upon the five day closing average prior to the payment date, but no less the $.40 per share and no more than $1.00 per share. In September 2002, the Company has issued 29,100 shares of common stock at $.55 per share, pursuant to this agreement. As additional compensation pursuant to the agreement the Company has issued warrants for the purchase of 120,000 shares of common stock at $.75; 90,000 shares at $1.25 and 30,000 shares at $1.75, exercisable over a period of three years, which vest subject to certain performance criteria. Compensation will be measured as of the date the performance criteria are met.

     b. In September 2002, the Company entered into an agreement with a consultant to act as the Company's Chairman of the Board. The agreement calls for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation may be payable in common shares of the Company in the event that the Company is unable to make above payments in cash. The rate at which common shares will be issued will be 150% of cash compensation due or restricted common shares at 200% of the cash compensation due.

          Other terms include cash and equity bonuses also based on certain events, as defined. The consultant will also be provided with options to purchase up to 300,000 common shares of the Company, subject to vesting based on milestones to be achieved prior to December 31, 2003. The exercise price of the options will be established when the milestones are reached. Such options will expire May 1, 2007. The Company may terminate the agreement upon providing 180 days written notice to the consultant.

     c. Pursuant to a consulting agreement dated July 1, 2002 between the Company and one of its shareholders, the shareholder has agreed to serve as a consultant to the Company and to provide marketing and consulting services. As compensation for his services, the Company issued the shareholder a warrant to purchase 50,000 shares of common stock at an exercise price of $.25 per share and agreed to issue 5,000 shares of common stock per month.

EMPLOYMENT AGREEMENT

In September 2002, the Company entered into an agreement with an employee to act as the Company's President. The agreement calls for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation may be payable in common shares of the Company in the event that the Company is unable to make above payments in cash. The rate at which common shares will be issued will be 150% of cash compensation due or restricted common shares at 200% of the cash compensation due.

Other terms include cash and equity bonuses also based on certain events, as defined. The consultant was also provided with options to purchase up to 400,000 common shares of the Company with 160,000 options exercisable at $.50, 120,000 exercisable at $1.00 and 120,000 exercisable at $1.50, subject to vesting over time, and another 300,000 options based on milestones to be achieved prior to December 31, 2003. The exercise price of the options will be established when the milestones are reached. Such options will expire May 1, 2007. The Company may terminate the agreement upon providing 180 days written notice to the consultant.

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


15. WRITE-OFF OF ADVANCES

     During the years ended December 31, 2000 and 2001, the former president of the Company received authorized and unauthorized advances in the amount of $338,000 from the Company. This former officer and director was terminated as president and member of the board of directors in July 2001. The amount of advances, net of authorized compensation and expenses, due at the time of terminations was $180,388. The Company recovered $44,199 from Bank of America. The Company has commenced action to collect the remaining balance due in the amount of $136,189. The Company has recorded a valuation allowance for the remaining balance since the likelihood of collection is doubtful.

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

17. LIENS AND ENCUMBRANCES

     In October 2002, the Internal Revenue Service filed a tax lien against all of the assets of a subsidiary of the Company, Agence 21, Inc. The lien in the amount of $143,000 represents delinquent payroll taxes for the period from inception to June 30, 2002. The accompanying financial statements include provision for all payroll taxes unpaid as of December 31, 2002, including estimated penalties and interest. The Company is currently in discussions with the Internal Revenue Service regarding a settlement of this obligation.

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

         In February, March and April 2003, the company granted warrants to purchase 57,000 shares of its common stock at $0.30 per share and 50,000 shares at $.20 per share in connection with raising working capital and the issuance of notes payable.

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


OTHER

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

On April 3, 2003 the Company entered into an agreement with a consulting firm for the purpose of providing the Company with strategic planning and marketing consulting services. As part of the consideration for this agreement, the Company issued 100,000 shares of its common stock valued at $15,000 in April, 2003 and has agreed to issue an additional 100,000 shares of common, subject to certain contingencies at future dates. The cost of the services to be performed in the future will be determined at the market price of the common stock on the date of issuance.

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

On April 24, 2003 the Company entered into an agreement with a research firm for the purpose of providing the Company with market research consulting services. As part of the consideration for this agreement, the Company issued 375,000 shares of its common stock valued at $28,125 in May, 2003.