Form 10QSB
period 2003-03-31
A21 INC
filed 2003-06-19
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-68213

                                    A21, INC.
        (Exact name of small business issuer as specified in its charter)

                     TEXAS                             74-289691
         (State or other jurisdiction of             (IRS Employer
         incorporation or organization)           Identification No.)

                        One Embarcadero Center, Suite 500
                         San Francisco, California 94111
                    (Address of principal executive offices)
                                 (415) 284-2121
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

15,694,038 shares of common stock as of June 4, 2003.


            Transitional Small Business Disclosure Form Yes    No x
                                                           ---   ---

                                    A21, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                                        Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of March 31, 2003...............................          3

         Condensed  Consolidated  Statements of Operations  for the three months ended March 31, 2003 and 2002 (As Restated) and for the period from
         September 19, 2000 (Date of Inception) to March 31, 2003................................          4

         Condensed  Consolidated  Statements  of Cash Flows for the three months ended March 31, 2003 and 2002 (As Restated) and for the period from
         September 19, 2000 (Date of Inception) to March 31, 2003................................          5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................          6

Item 2.  Management's Discussion and Analysis or
         Plan of Operations......................................................................         10

Item 3.  Controls and Procedures.................................................................         12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................         12

Item 2.  Changes in Securities and Use of Proceeds...............................................         13

Item 3.  Default Upon Senior Securities..........................................................         13

Item 4.  Submission of Matters to a Vote of Security Holders.....................................         13

Item 5.  Other Information.......................................................................         13

Item 6.  Exhibits and Reports on Form 8-K........................................................         13

Signatures.......................................................................................         15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           a21, Inc. and subsidiaries
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
      Cash                                                                      $             37,775
                                                                                   ------------------
                                                                                              37,775
                                                                                   ------------------

PROPERTY AND EQUIPMENT - at cost, net                                                         37,789
                                                                                   ------------------

OTHER ASSETS
      Investment                                                                              76,700
      Advance to shareholder                                                                  15,000
                                                                                              91,700
                                                                                   ------------------
                                                                                $            167,264
                                                                                   ==================


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
      Accounts payable                                                          $            414,886
      Accrued wages and payroll taxes                                                        371,057
      Accrued expenses and other current liabilities                                          50,432
      Notes payable - affiliates                                                             417,892
                                                                                   ------------------
        TOTAL CURRENT LIABILITIES                                                          1,254,267
                                                                                   ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
      Preferred stock, $.001 par value,  100,000 shares authorized,
        no shares issued and outstanding                                                          --
      Common stock, $.001 par value,  100,000,000 shares authorized,
         17,788,789 shares issued and 14,109,014 outstanding                                  17,789
      Treasury stock (at cost, 3,679,775 shares)                                                  --
      Additional paid-in capital                                                           4,748,505
      Deficit accumulated during the development stage                                    (5,853,297)
                                                                                   ------------------
        TOTAL SHAREHOLDERS' DEFICIENCY                                                    (1,087,003)
                                                                                   ------------------
                                                                                $            167,264
                                                                                   ==================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           a21, Inc. and subsidiaries
                       ( A Development Stage Enterprise )
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three months ended, March 31,            Cumulative During
                                                             -------------------------------------     the Development Stage
                                                                                  (As Restated)         (September 19, 2000
                                                                   2003               2002              to March 31, 2003)
                                                             -----------------  ------------------   --------------------------
EXPENSES:
    Research and development                               $                -  $           41,861  $                   436,179
    General and administrative (including noncash expenses
          of $69,214 and $61,096)                                     237,381             280,232                    4,184,734
    Write-off of website development costs                                  -                   -                      842,670
    Loss on valuation of investment                                         -                   -                      113,300
    Depreciation and amortization                                      12,725              14,576                      143,927
    Interest expense, net                                              15,973              12,861                      132,487
                                                             -----------------  ------------------   --------------------------
       TOTAL EXPENSES                                                 266,079             349,530                    5,853,297

                                                             -----------------  ------------------   --------------------------

NET LOSS                                                   $         (266,079) $         (349,530) $                (5,853,297)
                                                             =================  ==================   ==========================

NET LOSS PER SHARE, BASIC AND DILUTED                      $            (0.02) $            (0.05) $                     (0.66)
                                                             =================  ==================   ==========================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                              14,086,125           7,745,516                    8,853,480
                                                             =================  ==================   ==========================








  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           a21 , Inc. and subsidiaries
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Three months ended, March 31    Cumulative During
                                                                 -----------------------------  the Development Stage
                                                                                 (As Restated)  (September 19, 2000
                                                                     2003           2002         to March 31, 2003)
                                                                 -------------  --------------  ---------------------

        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                              $    (266,079) $     (349,530) $          (5,853,297)
          Adjustments to reconcile net loss to net cash
            used in operating activities:
              Depreciation and amortization                            12,725          14,576                143,927
              Write-off of website development costs                        -               -                842,670
              Write-off of advances to shareholder                          -               -                136,189
              Write-off of advances on abandoned merger                                     -                 25,429
              Loss from valuation of investment                             -               -                113,300
              Consulting fee from issuance of options and
                warrants                                               13,980               -                204,941
              Compensation from issuance of options                     7,666          61,096                110,916
              Financing costs from issuance of warrants                 5,985               -                 40,112
              Interest converted to note payable                            -               -                 19,449
              Common stock issued for services                         47,420               -                372,365
          Changes in current assets and liabilities:
            Accounts payable                                          (11,344)         20,345                471,665
            Accrued wages and payroll taxes                           101,844         182,479              1,780,604
            Accrued expenses and other current liabilities              9,988         (43,255)               124,644
                                                                 -------------  --------------  ---------------------

        NET CASH USED IN OPERATING ACTIVITIES                         (77,815)       (114,289)            (1,467,086)
                                                                 -------------  --------------  ---------------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
            Acquisition of property and equipment                           -               -                (13,631)
            Advances to shareholder                                         -               -               (151,189)
            Advances on abandoned merger                                    -               -                (25,429)
            Website development costs                                       -         (25,344)              (168,534)
                                                                 -------------  --------------  ---------------------

        NET CASH USED IN INVESTING ACTIVITIES:                              -         (25,344)              (358,783)
                                                                 -------------  --------------  ---------------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from  notes payable - shareholders               107,000         145,000                670,500
            Proceeds from  convertible notes payable                        -               -                196,915
            Proceeds from exercised warrants for common stock               -               -                 37,500
            Principal payments on notes payable to shareholders             -               -               (120,000)
            Sales of common stock                                           -               -                278,729
            Sales of preferred stock                                        -               -                800,000
                                                                 -------------  --------------  ---------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                     107,000         145,000              1,863,644
                                                                 -------------  --------------  ---------------------

        NET INCREASE IN CASH                                           29,185           5,367                 37,775

        CASH AT BEGINNING OF PERIOD                                     8,590           9,904                      -
                                                                 -------------  --------------  ---------------------

        CASH AT END OF PERIOD                                   $      37,775  $       15,271  $              37,775
                                                                 =============  ==============  =====================

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
               Issuance of common stock for:
                     Investment in AdPad preferred stock        $           -  $       50,000  $             190,000
                    Repayment of convertible notes payable                  -               -                365,000
                    Payment of accrued interest on convertible
                      notes payable                                         -               -                 54,047
                    Repayment of notes payable - shareholders               -               -                130,000
                    Payment of accrued interest on notes
                      payable - stockholders                                -               -                 20,618
                    Payment of other liabilities and accruals               -         120,000                831,808
                    Warrants issued for financing costs                27,588               -                 27,588
               Paid-in capital contributed from general release of
                    accrued compensation by employee stockholders           -               -              1,446,911
               Property and equipment acquired through
                    issuance of convertible notes payable                   -               -                168,085
               Issuance of common stock to effect reverse acquisition       -               -                  1,854
               Website development costs included in accrued wages
                   and payroll taxes                                        -         101,375                674,136


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           a21, Inc. and Subsidiaries
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operation results for the three months ended March 31, 2003 are not necessarily indicative of the result that may be expected for the year ending December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

         The accompanying condensed consolidated financial statements have been prepared assuming that a21, Inc. (the "Company") will continue as a going concern. The Company has incurred net losses of $275,738 and $349,530 for the three months ended March 31, 2003 and 2002, respectively. Additionally, the Company has limited working capital and an accumulated deficit of $5,862,956 at March 31, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

2. SIGNIFICANT ACCOUNTING POLICIES

     At March 31, 2003, the Company had three stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:



                                                                    Three Months Ended March 31,
                                                                    ----------------------------

                                                                     2003                  2002
                                                                     ----                  ----
         Net Loss as Reported                                      $  (275,738)         $  (349,530)

         Deduct:  Total stock-based employee
         compensation expense determined under fair value-based
         method for all awards, net of related tax effect               21,461                   --
                                                                   -----------          -----------

         Pro Forma Net Loss                                        $  (297,199)         $  (349,530)
                                                                   ===========          ===========


         Basic and Diluted Net Loss Per Share as Reported          $      (.02)         $      (.05)
         Basic and Diluted Pro Forma Net Loss Per Share            $      (.02)         $      (.05)

         The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                     2003
                                                     ----
         Expected Life (Years)                          5
         Interest Rate                               4.00%
         Annual Rate of Dividends                       0%
         Volatility                                   308%


3.       RESTATEMENT

         As a result of certain adjustments to the Company's consolidated financial statements for the year ended December 31, 2002 included in its 10-KSB filed with the Securities and Exchange Commission, the Company will be amending its two Quarterly Reports on Form 10-QSB included in that period as soon as practicable.

         Since the Company was privately held during the entire quarter ended March 31, 2002, there was no quarterly report required to be filed for that period. However, the Company's historical data for the quarter ended March 31, 2002 was included in its Form 8K/A filed on September 13, 2002 with the Securities and Exchange Commission. The historical amounts have been restated to reflect an adjustment, which consists of an increase in general and administrative expenses of $61,096 and a corresponding increase in net loss over that as previously reported due to variable accounting for certain options issued by the Company during the first quarter of 2002.
                                       7

4.       NEW PRONOUNCEMENT

     On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments.


     o Mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.

     o Instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts.

     o Obligations that can be settled with shares, the monetary value of which is fixed, tied solely or o predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

         SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS 150; however, it believes that it is currently substantially in compliance with the requirements of SFAS 150.

5.       FINANCIAL TRANSACTIONS


         ISSUANCE OF COMMON STOCK, OPTIONS AND WARRANTS

         The following is a summary of common stock transactions subsequent to December 31, 2002.

         In January 2003, the Company issued 130,000 shares of its common stock for advisory services rendered valued at $20,475.

         In January 2003, the Company issued 50,000 shares of its common stock for investment banking services rendered valued at $15,000.

         In January 2003, the Company granted warrants to purchase 50,000 shares of its common stock at $1.75 per share in connection with its investment banking agreement.

         In February and March 2003, the Company granted warrants to purchase 57,000 shares of its common stock at $0.30 per share in connection with raising working capital and the issuance of notes payable.

         In March 2003, the Company granted warrants to purchase 50,000 shares of its common stock at $0.20 per share in connection with raising working capital and the issuance of notes payable.

         OTHER FINANCIAL TRANSACTIONS

         During the three months ended March 31, 2003, the Company raised additional working capital by issuing notes payable in the amount of $107,000 to a company controlled by a shareholder of the Company.

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

6.       SUBSEQUENT EVENTS

         ISSUANCE OF COMMON STOCK, OPTIONS AND WARRANTS

         In April 2003, the Company issued 100,000 shares of its common stock for consulting to rendered valued at $15,000.

         In May 2003, the Company issued 120,000 shares of its common stock for past consulting services rendered valued at $9,000.

         In May 2003, the Company issued 50,000 shares of its common stock for financial advisory services to be rendered valued at $3,750.

         In May 2003, the Company issued 375,000 shares of its common stock for research services to be rendered valued at $28,125.

         In May 2003, the Company issued 500,000 shares of its common stock to an investor for cash consideration of $100,000.

         In May 2003, the Company issued 400,000 shares of its common stock to an investor for cash consideration of $110,000.

         In May 2003, the Company issued 35,750 shares of its common stock to a legal advisor for services to be rendered valued at $3,933.

         In June 2003, the Company issued 45,000 shares of its common stock to a financial consultant for services to be rendered valued at $4,950.

         In June 2003, the Company issued 100,000 shares of its common stock valued at $11,000 as a good faith advance for its acquisition of Nonstock, Inc. referred to in Note 5. At closing of the acquisition, the 100,000 shares of its common stock will be deducted from any consideration paid to the sellers of Nonstock. The shares will only vest upon closing of the acquisition or if the Company decides not to pursue the acquisition. The closing of this acquisition is contingent upon acceptable due diligence, acceptable financing and an acceptable definitive agreement.

         OTHER FINANCIAL TRANSACTIONS

         On April 3, 2003, the Company entered into an agreement with a consulting firm for the purpose of providing the Company with strategic planning and marketing consulting services. As part of the consideration for this agreement, the Company issued 100,000 shares of its common stock valued at $15,000 in April, 2003 and has agreed to issue an additional 100,000 shares of common, subject to certain contingencies at future dates. The value of the services to be performed in the future will be determined at the market price of the common stock on the date of issuance.

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

         LEGAL PROCEEDINGS

         On  December  31,  2001,  the  landlord  of the  Company's  former  San
         Francisco office commenced an action against the Company seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. The Company entered into a settlement agreement on April 1, 2002, which required the payment of principal of $88,500 plus stipulated interest in ten installments commencing, April 2002. In September 2002, the Company paid the remaining outstanding balance of $49,427 by the issuance of shares of common stock of an unrelated entity held by the Company (and which the Company had received in exchange for 130,000 shares of its common stock with an investor) and the matter was dismissed with prejudice. On June 9, 2003, the former landlord filed a complaint against a subsidiary of the Company in which they allege that they believe the shares of common stock paid to them pursuant to the above-mentioned settlement agreement are insufficient due to their value and lack of liquidity. The Company believes that it has complied fully with the terms of the settlement agreement, denies that it has any further liability to its former landlord and intends to vigorously defend the action.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the result that may be expected for the year ending December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

As a result of certain adjustments to the Company's consolidated financial statements for the year ended December 31, 2002 included in its 10-KSB filed with the Securities and Exchange Commission, the Company will be amending its two Quarterly Reports on Form 10-QSB included in that period as soon as practicable.

Since the Company was privately held during the entire quarter ended March 31, 2002, there was no quarterly report required to be filed for that period. However, the Company's historical data for the quarter ended March 31, 2002 was included in its Form 8K/A filed on September 13, 2002 with the Securities and Exchange Commission. The historical amounts have been restated to reflect an adjustment, which consists of an increase in general and administrative expenses of $61,096 and a corresponding increase in net loss over that as previously reported due to variable accounting for certain options issued by the Company during the first quarter of 2002.



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VS. MARCH 31, 2002 (AS RESTATED)

For the three months ended March 31, 2003, a21, Inc. (the "Company") was in the development stage as it was last year for the three months ended March 31, 2002, while the Company built its business plan, raised capital, recruited a management team, and reviewed potential acquisitions. Research and development costs for this quarter were $0 compared to $41,861 in the first quarter 2002. The decrease is attributable to more focus on seeking acquisitions and less on building internal infrastructure. The Company incurred general and administrative costs of $237,530 for the quarter ended March 31, 2003 compared to general and administrative costs of $280,232 during last year's corresponding quarter. The reduction in general and administrative costs is a result of the Company reducing its personnel overhead in the first quarter of 2003. Depreciation expense for the three months ended March 31, 2003 was $12,725 compared to $14,576 for the three months ended March 31, 2002. The reduction in depreciation expense is a result of no acquisitions of additional depreciable assets and the complete depreciation of some assets in the first quarter of 2003. As a result of the foregoing, the Company's operating loss decreased to $275,738 as compared to an operating loss of $349,530 during last year's corresponding quarter. Interest expense for the three months ended March 31, 2003 was $25,483 compared to $12,861 for the three months ended March 31, 2002. The increase in the interest expense is a result of the Company's increase in cost of its short term debt.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2003, the Company's working capital deficit increased by $178,303 from a working capital deficit of $1,059,793 at December 31, 2002, to a deficit of $1,238,096 at March 31, 2003.
At March 31, 2003, cash totaled $37,775. Accounts payable decreased by $11,344 from December 31, 2002. Accrued expenses, accrued wages, payroll taxes and other current liabilities increased by $111,832 from December 31, 2002.

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

Management's plans with respect to these matters include restructuring debt, including current liabilities, through the issuance of common stock and entering into forbearance agreements, and continuing to defer certain employee compensation as well as payment of amounts due to affiliates for past due obligations. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through future issuance of stock and/or debentures in order to develop a viable business. The Company has found it necessary to implement severe cost cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks; thus, reducing the Company's financial requirements for the exploitation of its intellectual properties.

Primarily, the Company is focusing on acquisitions to build the content and/or infrastructure to support the Company's business plan. The Company has currently two executed non-binding letters of intent which are contingent upon satisfactory due diligence, financing and mutually agreeable definitive agreements. There can be no assurance that such acquisitions will close on terms that are favorable to the Company if at all.

The Company plans to raise additional capital in the form of both debt and equity to support its acquisition plan. The Company has engaged various financial professionals and investment bankers to assist in the raising of this additional capital. While the Company believes it will be successful in the raising of this additional capital, there can be no assurance that it will be or that it will be on terms that are favorable to the Company.

The Company currently has limited its product research and development efforts in order to focus on locating acquisitions which fit its business plan. While the Company believes that it has identified acquisitions that meet the criteria of its business plan, there can be no assurance that the Company will successfully complete such acquisitions.

As a result of the Company's focus on its acquisition plan, the Company does not expect to spend any significant capital on new purchases of plant and equipment. Additionally, the Company does not expect to significantly expand its employee base until such time as it completes it acquisitions. Even if it does complete its acquisitions, it does not expect its employee roster to increase significantly except as a result of the retention of employees of its newly acquired subsidiaries.

The Company has been able to finance its operations by raising capital through the private placement of common and preferred stock, convertible debt and notes.

During the three month period ended March 31, 2003, the Company raised working capital through the issuance of $107,000 in notes payable to a company controlled by a shareholder. The Company also issued 50,000 shares of its common stock for services valued at $15,000 and 130,000 shares for services valued at $20,475.


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


ITEM 3. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to the m by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On December 31, 2001, the landlord of the Company's former San Francisco office commenced an action against the Company seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. The Company entered into a settlement agreement on April 1, 2002, which required the payment of principal of $88,500 plus stipulated interest in ten installments commencing, April 2002. In September 2002, the Company paid the remaining outstanding balance of $49,427 by the issuance of shares of common stock of an unrelated entity held by the Company (and which the Company had received in exchange for 130,000 shares of its common stock with an investor) and the matter was dismissed with prejudice. On June 9, 2003, the former landlord filed a complaint against a subsidiary of the Company in which they allege that they believe the shares of common stock paid to them pursuant to the above-mentioned settlement agreement are insufficient due to their value and lack of liquidity. The Company believes that it has complied fully with the terms of the settlement agreement, denies that it has any further liability to its former landlord and intends to vigorously defend the action.

ITEM 2. CHANGES IN SECURITIES

In January 2003, the Company issued 130,000 shares of its common stock for advisory services rendered valued at $20,475.

In January 2003, the Company issued 50,000 shares of its common stock for investment banking services rendered valued at $15,000.

In January 2003, the Company granted warrants to purchase 50,000 shares of its common stock at $1.75 per share in connection with its investment banking agreement.

In February and March 2003, the Company granted warrants to purchase 57,000 shares of its common stock valued at $0.30 per share in connection with the issuance of $57,000 in notes payable to a company controlled by a director and shareholder of the Company.

In March 2003, the Company granted warrants to purchase 50,000 shares of its common stock valued at $0.20 per share in connection with the issuance of $50,000 in notes payable to a company controlled by a director and shareholder of the Company.

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

(b) REPORTS ON FORM 8-K

         The Company did not file a Report on Form 8-K during the quarter ended March 31, 2003; however, the Company filed a Current Report on Form 8-K on May 6, 2003 as amended by Form 8-K/A filed May 7, 2003 with respect to Item 4.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                     a21, Inc.

Date: June 19, 2003                  By: /s/ Haim Ariav
                                         -------------------------------
                                         Haim Ariav.
                                         President (Principal Executive Officer)


Date: June 19, 2003                  By: /s/ Albert Pleus
                                         -------------------------------
                                         Albert Pleus
                                         Chairman (Principal Accounting and
                                           Financial Officer)

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Haim Ariav, Principal Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of a21, Inc.;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        By:    /s/    HAIM ARIAV
                                               -----------------
                                               HAIM ARIAV
                                               President and Principal Executive
                                               Officer

June 19, 2003

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I,

Albert H. Pleus, Principal Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of a21, Inc.;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        By:    /s/  ALBERT H. PLEUS
                                               ----------------------
                                               ALBERT H. PLEUS
                                               Chairman and Principal Financial
                                               Officer

June 19, 2003