Form 10QSB/A
period 2002-06-30
A21 INC
filed 2003-07-24
CIK 1074436

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

18,155,158 shares of common stock as of July 18, 2003.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORM YES NO X

                                    A21, INC.

                                  FORM 10-QSB/A



                                      INDEX

                                                                    Page Number

PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheet as of June 30, 2002         3

             Condensed  Consolidated  Statements  of  Operations  for the
             three and six months ended June 30, 2002 and June 30, 2001,and the period from September 19, 2000 (Date of
             Inception) to June 30, 2002                                      4

             Condensed  Consolidated  Statements of Cash Flows for months ended June 30, 2002 and June 30,  2001,  and the period from
             September 19, 2000 (Date of Inception) to June 30, 2002          5

             Notes to Condensed Consolidated Financial Statements             6


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9

  PART II.   OTHER INFORMATION                                               12

  Item 1.    Legal Proceedings                                               12

  Item 2.    Changes in Securities and Use of Proceeds                       12

  Item 3.    Default Upon Senior Securities                                  12

  Item 4.    Submission of Matters to a Vote of Security Holders             12

  Item 5.    Other Information                                               12

  Item 6.    Exhibits and Reports on Form 8-K                                12

             SIGNATURES                                                      13

                           A21, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)




                                     ASSETS
CURRENT ASSET:
  CASH                                                                            $             87,807
                                                                                  --------------------

PROPERTY AND EQUIPMENT - net                                                                    76,726
WEBSITE DEVELOPMENT COSTS                                                                      810,595
INVESTMENT                                                                                     190,000
OTHER ASSETS                                                                                     1,653
                                                                                  ---------------------
                                                                                  $           1,166,781
                                                                                  =====================

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                            $            324,160
      Accrued wages and payroll taxes                                                        1,582,433
      Accrued expenses and other current liabilities                                           215,484
      Notes payable - shareholders                                                             269,500
      Convertible notes payable                                                                365,000
                                                                                  ---------------------
        TOTAL CURRENT LIABILITIES                                                            2,756,577
                                                                                  ---------------------

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
      Preferred stock, $.001 par value,  100,000 shares authorized,
        no shares issued and outstanding                                                             -
      Common stock, $.001 par value,  100,000,000 shares authorized,
        14,779,268 shares issued and 11,099,493  outstanding                                    11,099
      Treasury stock (at cost, 3,679,775 shares)                                                    -
      Additional paid-in capital                                                             1,975,547
      Deficit accumulated during the development stage                                      (3,576,442)
                                                                                  ---------------------
        TOTAL SHAREHOLDERS' DEFICIT                                                         (1,589,796)
                                                                                  ---------------------
                                                                                  $           1,166,781
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

                           A21, INC. AND SUBSIDIARIES
                       ( A Development Stage Enterprise )
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                                           Cumulative During
                                              Three months ended June 30,     Six months ended June 30,    the Development Stage
                                              ----------------------------    --------------------------- (September 19, 2000
                                                 2002            2001            2002           2001       to June 30, 2002)
                                              ------------   -------------    ------------  -------------  -------------------



REVENUE                                     $           -  $            -    $          -  $           -  $                 -

EXPENSES:
    Research and development                       54,118          56,833          95,979         96,796              354,557
    General and administrative(including
      noncash expenses of $385,070, and
      $446,166 in 2002, respectively,
      $0 in 2001 and $446,166 cumulatively)       843,939         325,738       1,124,171        646,919            3,059,715
    Depreciation and amortization                  14,578          14,400          29,154         28,799              104,990
    Interest expense, net                          18,275           5,678          31,136          7,725               57,180
                                              ------------   -------------    ------------  -------------  -------------------
       TOTAL EXPENSES                             930,910         402,649       1,280,440        780,239            3,576,442
                                              ------------   -------------    ------------  -------------  -------------------

NET LOSS                                    $    (930,910) $     (402,649)   $ (1,280,440) $    (780,239) $        (3,576,442)
                                              ============   =============    ============  =============  ===================
NET LOSS PER SHARE, BASIC AND DILUTED       $       (0.09) $        (0.07)   $      (0.15) $       (0.13)
                                              ============   =============    ============  =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED          10,174,109       6,028,667       8,728,492      6,050,678
                                              ============   =============    ============  =============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           A21, INC. AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                       Cumulative During
                                                                                                     the Development Stage
                                                                    Six months ended June 30,         (September 19, 2000
                                                                 ---------------------------------
                                                                       2002              2001            June 30, 2002)
                                                                 ---------------   ---------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $   (1,280,440)   $     (780,239)   $          (3,576,442)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                      29,154            28,799                  104,990
      Write-off of advance to shareholder                                     -                 -                  161,618
      Common stock issued for services and compensation                 207,000            10,000                  234,250
      Compensation from issuance of options                             446,166                 -                  446,166
   Changes in current assets and liabilities:
     Rent deposits                                                            -                 -                   (1,653)
     Advances to shareholders                                                 -          (145,174)                (161,618)
     Accounts payable                                                    31,063            36,758                  324,161
     Accrued wages and payroll taxes                                    440,243           501,061                1,582,434
     Accrued expenses and other current liabilities                      74,980             8,929                  215,484
                                                                 ---------------   ---------------   ----------------------
 NET CASH USED IN OPERATING ACTIVITIES                                  (51,834)         (339,866)                (670,611)
                                                                 ---------------   ---------------   ----------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                    -            (4,245)                 (13,631)
     Website development                                               (240,763)         (312,447)                (810,595)
                                                                 ---------------   ---------------   ----------------------
 CASH USED IN INVESTING ACTIVITIES                                     (240,763)         (316,692)                (824,226)
                                                                 ---------------   ---------------   ----------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from  notes payable                                       195,000           330,000                  334,500
     Repayment of notes payable                                         (65,000)                -                  (65,000)
     Proceeds from convertible notes payable                                  -                 -                  196,915
     Proceeds from exercised warrants for common stock                   37,500                 -                   37,500
     Sales of common stock                                              203,000                 -                  278,729
     Sales of preferred stock                                                 -           325,000                  800,000
                                                                 ---------------   ---------------   ----------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                              370,500           655,000                1,582,644
                                                                 ---------------   ---------------   ----------------------
 NET INCREASE (DECREASE) IN CASH                                         77,903            (1,558)                  87,807

 CASH AT BEGINNING OF YEAR                                                9,904           178,757                        -
                                                                 ---------------   ---------------   ----------------------
 CASH AT END OF PERIOD                                           $       87,807    $      177,199    $              87,807
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

                           A21, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the six months ended June 30, 2002 are not necessarily indicative of the result that may be expected for the year ending December 31, 2002. The unaudited Condensed Consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001 included in an 8-K/A filed on September 13, 2002.

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

3. RESTATEMENT

The Company has restated its condensed financial statements for the three and six months ended June 30, 2002 and the cumulative amounts from September 19, 2000 through June 30, 2002 from its 10-QSB as originally filed. The effects of this restatement was to increase selling, general and administrative expenses for noncash compensation expense due to variable accounting for certain options issued by the Company by $385,070 for the three months, $446,166 for the six months and for the cumulative period, with a corresponding increase to net loss and cumulative net loss as previously reported. The effect of the restatement was to increase three months basic and diluted loss per share by $0.04 and increase six months basic and diluted loss per share by $0.05.


4. SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

For the three months ended June 30, 2002, Agence21, Inc. (the "Company") was in the development stage as it was last year for the period ended June 30, 2001, while the Company built its business plan, raised capital, recruited a management team, and sources for potential acquisitions. Research and development costs for this quarter were $54,118 compared to $56,833 in 2001. The Company incurred general and administrative costs of $843,939 and had an operating loss of $930,910 this quarter compared to general and administrative costs of $325,738 and an operating loss of $402,649 during last year's corresponding quarter. Depreciation expense for the three months ended June 30, 2002 was $14,578 compared to $14,400 for the three months ended June 30, 2001. The Company's operating loss increase is attributable to an increase in selling, general and administrative costs due primarily to noncash compensation from variable options $385,070, an increase in legal and other professional fees associated with the reverse acquisition during the period as well as continuing operations, an increase in interest expense.

                SIX MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

For the six months ended June 30, 2002, the Company was in the development stage as it was last year for the six months ended June 30, 2001, while the Company built its business plan, raised capital, recruited a management team, and sourced for potential acquisitions. Research and development costs for the current six-month period were $95,979 compared to $96,796 in the six-month period in 2001. The Company incurred general and administrative costs of $1,124,171 and had an operating loss of $1,280,440 for the current period compared to general and administrative costs of $646,919 and an operating loss of $780,239 during last year's period. Depreciation expense for the six months ended June 30, 2002 was $29,154 compared to $28,799 for the six months ended
June 30, 2001. The Company's operating loss increase is attributable to an increase in selling, general and administrative costs due primarily to noncash compensation from variable options $446,166, an increase in legal and other professional fees associated with the reverse acquisition during the period as well as continuing operations, an increase in interest expense.


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

In December 2001, the Company issued 3,000,000 common shares to AdPads Corporation ("AdPads") in exchange for 125,000 shares of Series B Preferred stock of AdPads Corporation, which are convertible into 400 AdPads common shares for every Series B Preferred share. Three of the executives of AdPads became advisors to the Company. In March and April of 2002, two of the executives of AdPads became shareholders of the Company. In February 2002, the Company borrowed $120,000 from AdPads, which is due December 31, 2002, and accrues interest at 14% per annum. In February 2002, the Vice Chairman of the Company became an executive of a subsidiary of AdPads and later became a shareholder. In March of 2002, the Chairman of the Company became a member of the Board of Directors and a shareholder of AdPads.

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

                                                     a21,INC.





Date: July 24, 2003                        By: /s/ Haim Ariav
                                                --------------------------------
                                                   Haim Ariav.
                                                   President
                                                  (Principal Executive Officer)

Date: July 24, 2003                        By:  /s/Albert Pleus
                                                --------------------------------
                                                   Albert Pleus
                                                   Chairman
                                                  (Principal Accounting and
                                                   Financial Officer)

                                 CERTIFICATIONS

I, Haim Ariav, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of a21, Inc;

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

Date: July 24, 2003





/s/ Haim Ariav
-------------------------------
Haim Ariav, President
(Principal Executive Officer)

                         I, Albert Pleus, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of a21, Inc;

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

Date: July 24, 2003





By:    /s/  ALBERT H. PLEUS
       ----------------------
       ALBERT H. PLEUS
       Chairman and Principal Financial
       Officer