Form 10QSB/A
period 2002-09-30
A21 INC
filed 2003-07-24
CIK 1074436

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

18,155,158 shares of common stock as of July 18, 2003.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORM YES NO X

                                    A21, INC.

                                  FORM 10-QSB/A



                                      INDEX


                                                                    Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements(Unaudited)

         Condensed Consolidated Balance Sheet as of September 30, 2002        1


         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and for the period  from  September  19,  2000  (Date  of  Inception)  to
         September 30, 2002                                                  2


         Condensed  Consolidated  Statements  of Cash  Flows  for nine months ended  September  30, 2002 and 2001 and for the period from  September  19,2000 (Date of Inception) to September 30,
         2002                                                                3



         Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial Condition         9
         and Results of Operations

Item 3.  Controls and Procedures                                             12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities and Use of Proceeds                           12

Item 3.  Default Upon Senior Securities                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    13

         SIGNATURES                                                          14
                  a21, Inc. and Subsidiaries
               (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      September 30, 2002
                         (Unaudited)


                                     ASSETS

CURRENT ASSETS:
        Cash                                                             $     8,995
        Other Receivables                                                     21,500
                                                                         -----------
        TOTAL CURRENT ASSETS                                                  30,495
                                                                         -----------
PROPERTY AND EQUIPMENT - net                                                  67,111
WEBSITE DEVELOPMENT COSTS                                                    842,670
INVESTMENT                                                                   190,000
                                                                         -----------
                                                                         $ 1,130,276
                                                                         ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                   $   461,468
      Accrued wages and payroll taxes                                        390,861
      Accrued expenses and other current liabilities                          12,496
      Notes payable - shareholders                                           159,500
                                                                         -----------
        TOTAL CURRENT LIABILITIES                                          1,024,325
                                                                         -----------


COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 100,000 shares authorized,
        no shares issued and outstanding                                          --
      Common stock, $.001 par value, 100,000,000 shares authorized,
        16,360,139 issued and 12,680,364 outstanding                          12,680
      Treasury stock (at cost, 3,679,775 shares)                                  --
      Additional paid-in capital                                           4,103,103
      Deficit accumulated during the development stage                    (4,009,832)
                                                                         -----------
        TOTAL SHAREHOLDERS' EQUITY                                           105,951
                                                                         -----------
                                                                         $ 1,130,276
                                                                         ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           A21, INC. AND SUBSIDIARIES
                       ( A Development Stage Enterprise )
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                                    Three months ended             Nine months ended           Cumulative During
                                                      September 30,                  September 30,           the Development Stage
                                                   ---------------------------- ---------------------------    (September 19, 2000
                                                       2002           2001         2002            2001      to September 30, 2002)
                                                   ------------   ------------  ------------   ------------  ----------------------

REVENUE                                            $         --   $         --  $         --   $         --    $         --

EXPENSES:
    Research and development                             53,154         97,140       149,133        193,936         407,712
    Selling, general and administrative(including
      noncash expenses of($193,859) and $252,307
      in 2002, respectively, $0 in 2001 and
      $252,307 cumulatively)                            352,357        548,034     1,476,528      1,194,953       3,412,072
    Depreciation and amortization                         9,616         16,358        38,770         45,157         114,606
    Interest expense, net                                18,262          8,664        49,398         16,389          75,442
                                                   ------------   ------------  ------------   ------------    ------------

       TOTAL EXPENSES                                   433,389        670,196     1,713,829      1,450,435       4,009,832

                                                   ------------   ------------  ------------   ------------    ------------

NET LOSS                                           $   (433,389)  $   (670,196) $ (1,713,829)  $ (1,450,435)   $ (4,009,832)
                                                   ============   ============  ============   ============    ============
NET LOSS PER SHARE, BASIC AND DILUTED              $      (0.04)  $      (0.11) $      (0.17)  $      (0.24)
                                                   ============   ============  ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                11,764,914      6,028,667     9,898,968      6,021,096
                                                   ============   ============  ============   ============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           A21, INC. AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                            Cumulative During
                                                          Nine months ended September 30,  the Development Stage
                                                          -----------------------------    (September 19, 2000
                                                              2002           2001           September 30, 2002)
                                                          -------------  --------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $ (1,713,829)  $  (1,450,435)   $      (4,009,832)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                            38,770          45,157              114,606
       Write off of advances to shareholder                          -         205,117              161,618
       Common stock issued for services and compensation       463,993          10,000              491,243
       Compensation from issuance of options                   252,307               -              252,307

    Changes in current assets and liabilities:
      Rent deposits                                              1,653               -                    -
      Advances to shareholders                                 (21,500)              -             (183,118)
      Accounts payable                                         217,797         144,310              510,895
      Accrued wages and payroll taxes                          695,581         751,953            1,837,772
      Accrued expenses and other current liabilities           (53,343)         31,929               87,161
                                                          -------------  --------------  -------------------
NET CASH USED IN OPERATING ACTIVITIES                         (118,571)       (261,969)            (737,348)
                                                          -------------  --------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                          -          (4,245)             (13,631)
      Advances to shareholders                                       -        (147,400)                   -
      Website development costs                               (272,838)       (420,131)            (842,670)
                                                          -------------  --------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES                         (272,838)       (571,776)            (856,301)
                                                          -------------  --------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from  notes payable - shareholders              270,000         135,000              409,500
      Proceeds from convertible notes payable                        -         196,915              196,915
      Proceeds from exercised warrants for common stock         37,500               -               37,500
      Principal payments on notes payable - shareholders      (120,000)              -             (120,000)
      Sales of common stock                                    203,000               -              278,729
      Sales of preferred stock                                       -         325,000              800,000
                                                          -------------  --------------  -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      390,500         656,915            1,602,644
                                                          -------------  --------------  -------------------
NET (DECREASE) INCREASE IN CASH                                   (909)       (176,830)               8,995

CASH AT BEGINNING OF YEAR                                        9,904         178,757                    -
                                                          -------------  --------------  -------------------
CASH AT END OF PERIOD                                     $      8,995   $       1,927   $            8,995
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

                           A21, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the nine months ended September 30, 2002 are not necessarily indicative of the result that may be expected for the year ending December 31, 2002. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2001 included in the 8-K/A filed on September 13, 2002.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $1,714,000 and $1,450,000 for the nine months ended September 30, 2002 and 2001, respectively. Additionally, the Company has limited working capital and accumulated deficit of $4,009,832 at September 30, 2002. This condition raises substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

3. RESTATEMENT

The Company has restated its condensed financial statements for the three and nine months ended September 30, 2002 and the cumulative amounts from September 19, 2000 through September 30, 2002 from its 10-QSB as originally filed. The effects of this restatement was to decrease selling general and administrative expenses by $193,854 for the three months ended September 30, 2002 and increase selling general and administrative expenses by $252,307 for the nine months ended September 30, 2002 and for the cumulative period for noncash compensation expense due to variable accounting for certain options issued by the Company, with a corresponding decrease to the three months net loss and increase to the nine months net loss and cumulative net loss as previously reported. The effect of the restatement was to decrease three months basic and diluted loss per share by $0.01 and increase nine months basic and diluted loss per share by $0.02.

4. FINANCIAL TRANSACTIONS

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

ISSUANCE OF COMMON STOCK, OPTIONS AND WARRANTS

In May 2002, the Company issued 166,163 shares of its common stock (post-acquisition) to the investment banker providing services in connection with the reverse acquisition. Services from the investment-banking firm have been valued at $42,000 based on the estimated fair market value of the shares.

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

In September 2002, pursuant to the above plan, the Board of Directors approved the issuance of options for the purchase of 1,335,000 shares of the Company's common stock at an exercise price of $.25, based upon the then current market price to officers and employees of the Company. While these shares are fully vested and exercisable, the Company has limited the sale of the underlying shares by each employee over any 30-day period to 1/12 of the total shares issued.

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

5. RELATED PARTY TRANSACTIONS

A majority of the accrued wages (approximately $216,000) and a portion of the accounts payable (approximately $162,000) are due to related parties. In addition, the $21,500 of other assets are due from related parties.

6. SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

For the three months ended September 30, 2002, the Company was in the development stage as it was last year for the three months ended September 30, 2001, while the Company built its business plan, raised capital, recruited a management team, and reviewed potential acquisitions. Research and development costs for this quarter were $53,154 compared to $97,140 in 2001. The Company incurred selling, general and administrative costs of $352,357 and had an operating loss of $433,389 this quarter compared to selling, general and administrative costs of $548,034 and an operating loss of $670,196 during last year's corresponding quarter. Depreciation expense for the three months ended September 30, 2002, was $9,616 compared to $16,358 for the three months ended September 30, 2001. The Company's operating loss decrease is attributable to credit adjustment by $193,859 for noncash compensation from variable options in selling, general and administrative costs and a slight decrease in research and development costs during the period.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

For the nine months ended September 30, 2002, the Company was in the development stage as it was last year for the nine months ended September 30, 2001, while the Company applied its business plan, raised capital, recruited a management team, and reviewed potential acquisitions. Research and development costs for the current nine-month period were $149,133 compared to $193,936 in the nine-month period in 2001. The Company incurred selling, general and administrative costs of $1,476,528 and had an operating loss of $1,713,829 for the current period compared to selling, general and administrative costs of $1,194,953 and an operating loss of $1,450,435 during last year's period. Depreciation expense for the nine months ended September 30, 2002 was $38,770 compared to $45,157 for the nine months ended September 30, 2001. The Company's operating loss increase is attributable to an increase in selling, general and administrative costs due primarily to noncash compensation from variable options, an increase in legal and other professional fees associated with the reverse acquisition during the second quarter of 2002 as well as continuing operations, an increase in interest expense, and was partially offset by a slight decrease in research and development costs during the period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2002, the Company's working capital deficit decreased by $1,074,906 from a working capital deficit of $2,068,736 at December 31, 2001, to a deficit of $993,830 at September 30, 2002.
At September 30, 2002, cash totaled $8,995. Accounts payable increased by $168,370. The increase in accounts payable was due primarily to legal and other professional fees associated with the reverse acquisition as well as continuing operations. Accrued expenses and other current liabilities decreased by $879,338. The decreases in working capital deficit, accrued expenses and other liabilities was primarily the result of the general release of accrued compensation signed by substantially all officers and shareholders and by the issuance of common stock for certain convertible notes and notes payable, including accrued interest. (See Condensed Consolidated Financial Statements
Note 2)

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

In September 2002, substantially all of the officers and employees of the Company executed agreements, which released the Company from any liability for accrued and unpaid compensation, owed to them through September 30, 2002. The reduction in liabilities resulting from the general releases in the amount of $1,446,911 reduced the Company's working capital deficit.

The decrease in the Company's working capital deficit experienced by the Company during the three-month period ended, September 30, 2002, was the direct result of the actions taken by the Company to restructure its various obligations.

During the nine month period ended September 30, 2002, the Company raised cash through the issuance of $270,000 in notes payable with shareholders, and the Company raised $360,500 through issuance of common stock and the exercise of warrants. The Company issued 756,563 shares of its common stock for services and other liabilities valued at $393,420. In addition, the Company issued 228,769 shares of its common stock in retiring $365,000 in convertible notes payable and accrued interest of $54,047 and 251,030 shares of its common stock as payment in full for $130,000 in other notes payable and accrued interest of $20,618. In addition, the Company issued 666,668 shares of its common stock (post merger) for 166,668 shares of Series A Preferred Stock of Adpads Corporation, which is convertible into 20,000,160 common shares of AdPads

Corporation, a related party. The Company valued the consideration received at $100,000, which was the estimated fair market value of the Company's common stock.

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

In September 2002, the Company issued 251,030 shares of its common stock to investors as payment in full of $130,000 principal amount of certain notes payable and accrued interest of $20,618.

The Company believes that the issuance of these securities was exempt from registration under the Securities Act by virtue of Section 4(2) there under.

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

                                          a21,Inc.





Date: July 24, 2003                     By: /s/Haim Ariav
                                        ----------------------------
                                        Haim Ariav.
                                        President  (Principal Executive Officer)

Date: July 24, 2003                     By: /s/ Albert Pleus
                                        ----------------------------
                                        Albert Pleus
                                        Chairman  (Principal Accounting and
                                        Financial Officer)

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

3. Based on my knowledge, the Consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

3. Based on my knowledge, the Consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Date: July 24, 2003





/s/ Albert Pleus
---------------
Albert Pleus, Chairman
(Principal Financial Officer)