Form 10QSB
period 2003-06-30
A21 INC
filed 2003-08-11
CIK 1074436

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2003

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

18,155,148 shares of common stock as of July 31, 2003.


            Transitional Small Business Disclosure Form Yes___ No x
                                    a21, Inc.

                                   Form 10-QSB

                                      Index

                                                                                                    Page Number
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet as of June 30, 2003................................          3

         Condensed  Consolidated  Statements of Operations for the three and six months ended June 30, 2003 and 2002 and for the period from
         September 19, 2000 (Date of Inception) to June 30, 2003.................................          4

         Condensed  Consolidated  Statements of Cash Flows for the three and six months ended June 30, 2003 and 2002 and for the period from
         September 19, 2000 (Date of Inception) to June 30, 2003.................................          5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................          6

Item 2.  Management's Discussion and Analysis or Plan of Operations..............................         12

Item 3.  Controls and Procedures.................................................................         14

Part II. Other Information

Item 1.  Legal Proceedings.......................................................................         15

Item 2.  Changes in Securities and Use of Proceeds...............................................         15

Item 3.  Default Upon Senior Securities..........................................................         16

Item 4.  Submission of Matters to a Vote of Security Holders.....................................         16

Item 5.  Other Information.......................................................................         16

Item 6.  Exhibits and Reports on Form 8-K........................................................         17

Signatures.......................................................................................         18

Part I - Financial Information

Item 1.  Financial Statements

                           a21, Inc. and subsidiaries
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 2003
                                   (Unaudited)

                                     ASSETS


CURRENT ASSET:
Cash                                                                      $    30,223
                                                                          -----------

PROPERTY AND EQUIPMENT,  net                                                   25,064
                                                                          -----------

OTHER ASSETS
      Investment                                                               76,700
      Advances to shareholders                                                 23,073
                                                                          -----------
                                                                               99,773
                                                                          -----------
                                                                          $   155,060
                                                                          ===========

          LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
      Bank overdraft                                                      $     7,844
      Accounts payable                                                        478,032
      Accrued wages and payroll taxes                                         154,199
      Accrued expenses and other current liabilities                           44,038
      Notes payable - affiliates                                              469,496
                                                                          -----------
        TOTAL CURRENT LIABILITIES                                           1,153,609
                                                                          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
      Preferred stock, $.001 par value,  100,000 shares authorized,
        no shares issued and outstanding                                           --
      Common stock, $.001 par value,  100,000,000 shares authorized,
        21,834,923 shares issued and 18,155,148 shares outstanding             21,835
      Treasury stock (at cost, 3,679,775 shares)                                   --
      Additional paid-in capital                                            5,283,496
      Less: deferred compensation                                             (93,860)
      Deficit accumulated during the development stage                     (6,210,020)

                                                                          -----------
        TOTAL SHAREHOLDERS' DEFICIENCY                                       (998,549)
                                                                          -----------
                                                                          $   155,060
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


                                                 Three  months ended, June 30,    Six months ended, June 30,    Cumulative During
                                                 ----------------------------    ---------------------------- the Development Stage
                                                                                                               (September 19, 2000
                                                     2003            2002            2003            2002       to June 30, 2003)
                                                 ------------    ------------    ------------    ------------    ------------
EXPENSES:
    Research and development                     $         --    $     54,118    $         --    $     95,979    $    436,179
    General and administrative (including
    noncash expenses of $190,177 and $259,243
    in 2003, respectively, and $472,070 and
    $653,166 in 2002, respectively,
     and $1,172,766 cumulatively)                     308,343         843,939         545,724       1,124,171       4,493,077
    Write-off of website development costs                 --              --              --                         842,670
    Loss on valuation of investment                        --              --              --                         113,300
    Depreciation and amortization                      12,726          14,578          25,451          29,154         156,653
    Interest expense, net                              35,654          18,275          51,627          31,136         168,141
                                                 ------------    ------------    ------------    ------------    ------------
       TOTAL EXPENSES                                 356,723         930,910         622,802       1,280,440       6,210,020
                                                 ------------    ------------    ------------    ------------    ------------

NET LOSS                                         $   (356,723)   $   (930,910)   $   (622,802)   $ (1,280,440)   $ (6,210,020)
                                                 ============    ============    ============    ============    ============

NET LOSS PER SHARE, BASIC AND DILUTED            $      (0.02)   $      (0.09)   $      (0.04)   $      (0.15)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED              15,213,272      10,174,109      14,652,315       8,728,492
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

                                                                                                              Cumulative During
                                                                                Six months ended, June 30   the Development Stage
                                                                              -----------------------------  (September 19, 2000
                                                                                  2003              2002       to June 30, 2003)
                                                                              -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $  (622,802)      $(1,280,440)      $(6,210,020)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                               25,451            29,154           156,653
       Write-off of website development costs                                          --                --           842,670
       Write-off of advances to shareholder                                            --                --           136,189
       Write-off of advances on abandoned merger                                       --                --            25,429
       Loss from valuation of investment                                               --                --           113,300
       Consulting fee from issuance of options and warrants                        13,980                --           204,941
       Compensation from issuance of options                                     (103,250)          446,166                --
       Financing costs from issuance of warrants                                   27,588                --            61,715
       Interest converted to note payable                                              --                --            19,449
       Common stock issued for services                                           348,513           207,000           673,458
    Changes in current assets and liabilities:
     Accounts payable                                                              51,802            31,063           534,811
     Accrued wages and payroll taxes                                              (70,014)          440,243         1,608,746
     Accrued expenses and other current liabilities                                 3,594            74,980           118,250
                                                                              -----------       -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                                            (325,138)          (51,834)       (1,714,409)
                                                                              -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                             --                --           (13,631)
     Advance to officer/shareholder                                                (8,073)                             (8,073)
     Advances to shareholder                                                           --                --          (151,189)
     Advances on abandoned merger                                                      --                --           (25,429)
     Website development costs                                                         --          (240,763)         (168,534)
                                                                              -----------       -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES:                                             (8,073)         (240,763)         (366,856)
                                                                              -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank overdraft                                                                 7,844                --             7,844
     Proceeds from  notes payable - shareholders                                  137,000           130,000           700,500
     Proceeds from  convertible notes payable                                          --                --           196,915
     Proceeds from exercised warrants for common stock                                 --            37,500            37,500
     Principal payments on notes payable to shareholders                               --                --          (120,000)
     Sales of common stock                                                        210,000           203,000           488,729
     Sales of preferred stock                                                          --                --           800,000
                                                                              -----------       -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         354,844           370,500         2,111,488
                                                                              -----------       -----------       -----------

NET INCREASE IN CASH                                                               21,633            77,903            30,223

CASH AT BEGINNING OF PERIOD                                                         8,590             9,904                --
                                                                              -----------       -----------       -----------
CASH AT END OF PERIOD                                                         $    30,223       $    87,807       $    30,223
                                                                              ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
        Issuance of common stock for:
              Investment in AdPad preferred stock                             $        --       $   100,000       $   190,000
             Repayment of convertible notes payable                                    --                --           365,000
             Payment of accrued interest on convertible notes payable                  --                --            54,047
             Repayment  of notes payable - shareholders                                --                --           130,000
             Payment of accrued interest on notes payable - stockholders               --                --            20,618
             Payment of other liabilities and accruals                                 --                --           711,808
        Paid-in capital contributed from general release of
             accrued compensation by employee stockholders                         45,000                --         1,491,523
            Deferred compensation                                                  93,860                              93,860
        Property and equipment acquired through
             issuance of convertible notes payable                                     --                --           168,085
        Issuance of common stock to effect reverse acquisition                         --                --             1,854
        Website development costs included in accrued wages
            and payroll taxes                                                          --                --           674,136

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           a21, Inc. and Subsidiaries
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operation results for the six months June 30, 2003 are not necessarily indicative of the result that may be expected for the year ending December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Amendment No.1 to the Company's Annual Report 10-KSB/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that a21, Inc. (the "Company") will continue as a going concern. The Company has incurred net losses of $622,802 and $1,280,440 for the six months ended June 30, 2003 and 2002, respectively. Additionally, the Company has deficit working capital and an accumulated deficit of $6,210,020 at June 30, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         At June 30, 2003, the Company had three stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                            Three months ended, June 30,  Six months ended, June 30,
                               ----------------------    ----------------------------
                                  2003        2002            2003           2002
                               ---------    ---------    -------------  -------------
Net loss as Reported           $(356,723)   $(930,910)   $    (622,802) $  (1,280,440)

Deduct: Total stock-based
compensation expense deter-
mined under fair value-based
method for all awards, net
of related tax effect             21,461                        42,921
                               ---------    ---------    -------------  -------------

Pro Forma Net Loss             $(378,184)   $(930,910)   $    (665,723) $  (1,280,440)

Basic and Diluted Net Loss
Per Share as Reported          $   (0.02)   $   (0.09)   $       (0.04) $       (0.15)
Basic and Diluted Pro Forma
Neet Loss Per Share            $   (0.02)   $   (0.09)   $       (0.05) $       (0.15)



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

3.       NEW ACCOUNTING PRONOUNCEMENT

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

         o Obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.


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

4.       FINANCIAL TRANSACTIONS

         Issuance of Common Stock, Options and Warrants

         The following is a summary of common stock transactions during the six months ended June 30, 2003.

         Issuance of Common Stock, Options and Warrants

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

         In April 2003, the Company issued 4,274 shares of its common stock valued at par value of $4 as a result of an adjustment to the total shares issued in connection with the reverse acquisition of Saratoga Holdings I, Inc. on April 30, 2002.

         In April 2003, the Company issued 100,000 shares of its common stock for consulting services to be rendered valued at $23,333.

         In May 2003, the Company issued 120,000 shares of its common stock for past consulting services rendered valued at $28,000.

         In May 2003, the Company issued 50,000 shares of its common stock for financial advisory services to be rendered valued at $11,667.

         In May 2003, the Company issued 375,000 shares of its common stock for research services to be rendered valued at $87,500.

         In May 2003, the Company issued 500,000 shares of its common stock to an investor for cash consideration of $100,000.

         In May 2003, the Company issued 400,000 shares of its common stock to an investor for cash consideration of $110,000.

         In May 2003, the Company issued 35,750 shares of its common stock to a legal advisor for services to be rendered valued at $8,342.

         In June 2003, the Company issued 45,000 shares of its common stock to a financial consultant for services to be rendered valued at $4,950.

         In June 2003, the Company issued 100 shares of its common stock for services rendered valued at $11.

         In June 2003, the Company issued 100,000 shares of its common stock valued at $11,000 as a good faith advance for its acquisition of Nonstock, Inc. referred to in the other financial transactions described below. At closing of the acquisition, the 100,000 shares of common stock will be deducted from any consideration paid to Nonstock. The shares will only vest upon closing of the acquisition or if the Company decides not to pursue the acquisition. The closing of this acquisition is contingent upon acceptable due diligence, acceptable financing and an acceptable definitive agreement.

         In June 2003, the Company issued 85,000 shares of its common stock for compensation to a consultant of the Company who is acting as Chief Operating Officer valued at $33,750.

         In June 2003, the Company issued 30,000 shares of its common stock to a director of the Company in exchange for advisory services valued at $2,400.

         In June 2003, the Company issued 50,000 shares of its common stock to a director of the Company in exchange for advisory services as a director valued at $4,000.

         In June 2003, the Company issued 1,013,005 shares of its common stock to a company controlled by the Company's chairman in exchange for all compensation due from November 1, 2002 through May 31, 2003 valued at $105,000.

         In June 2003, the Company issued 1,138,005 shares of its common stock to a company controlled by the Company's president in exchange for all compensation due from October 1, 2002 through May 31, 2003 valued at $120,000.

         Other Financial Transactions

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

         In June 2003 the Company raised additional working capital by issuing two notes payable each in the amount of $15,000 to a company controlled by a shareholder and chairman of the company and to a shareholder. Both the notes are due on demand.

5.       Legal Proceedings

         On  December  31,  2001,  the  landlord  of the  Company's  former  San
         Francisco office commenced an action against the Company seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. The Company entered into a settlement agreement on April 1, 2002, which required the payment of principal of $88,500 plus stipulated interest in ten installments commencing, April 2002. In September 2002, the Company paid the remaining outstanding balance of $49,427 by the issuance of shares of common stock of an unrelated entity held by the Company (and which the Company had received in exchange for 130,000 shares of its common stock with an investor) and the matter was dismissed with prejudice. On June 9, 2003, the former landlord filed a complaint against a subsidiary of the Company in which they allege that they believe the shares of common stock paid to them pursuant to the above-mentioned settlement agreement are insufficient due to their value and lack of liquidity. On July 17, 2003, the Company filed an answer to the complaint denying all allegations, and the Company also believes it has a set-off claim due from the landlord of $1,745. The Company believes that it has complied fully with the terms of the settlement agreement, denies that it has any further liability to its former landlord and intends to vigorously defend the action.

6.       COMMITMENTS AND CONTINGENCIES

         On May 23, 2003 the Company's common stock ceased to be eligible for quotation on the OTC Bulletin Board as a result of its failure to file a Annual Report on Form 10-KSB for the year ended December 31, 2002 containing audited financial statements before the expiration of the 30-day grace period provided by the OTC Bulletin Board. Accordingly, the Company's common stock is currently quoted in the Pink Sheets. Subsequent to its removal from the OTC Bulletin, the Company filed an amended Annual Report on Form 10-KSB/A containing all required information as well as certain amended Quarterly Reports on Form 10-QSB for the period ended June 30, 2002 and September 30, 2002 and its Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

         The Company is working with a registered market maker to resume quotations of the Company's common stock on the OTC Bulletin Board. The market maker has submitted the requisite Form 211 to the National Association of Securities Dealers ("NASD") and has responded to all comments and questions generated by the NASD. The Company understands that the market maker is using its best efforts to expedite the reinclusion of the Company's common stock for quotation on the OTC Bulletin Board; however, there can be no assurance as to when, if ever, that such approval will be obtained.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the result that may be expected for the year ending December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Amendment No.1 to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2002.


Results of Operations

Three months ended, June 30, 2003 vs June 30, 2002

For the three months ended June 30, 2003, a21, Inc. (the "Company") was in the development stage as it was last year for the three months ended June 30, 2002, while the Company built its business plan, raised capital, recruited a management team, and reviewed potential acquisitions. Research and development costs for this quarter were $0 compared to $54,118 in the first quarter 2002. The decrease is attributable to more focus on seeking acquisitions and less on building internal infrastructure. The Company incurred general and administrative costs of $308,343 for the quarter ended June 30, 2003 compared to general and administrative costs of $843,939 during last year's corresponding quarter. The reduction in general and administrative costs is a result of the Company's reduction in personnel overhead since the first quarter of 2003. Depreciation expense for the three months ended June 30, 2003 was $12,726 compared to $14,578 for the three months ended June 30, 2002. The reduction in depreciation expense is a result of no acquisitions of additional depreciable assets and the complete depreciation of some assets in the first quarter of 2003. As a result of the foregoing, the Company's operating loss decreased to $356,723 as compared to an operating loss of $930,910 during last year's corresponding quarter. Interest expense for the three months ended June 30, 2003 was $35,654 compared to $18,275 for the three months ended June 30, 2002. The increase in the interest expense is a result of the imputed interest associated with the Company issuing warrants to certain note holders resulting in additional finance costs.


Six Months Ended June 30, 2003 vs. June 30, 2002

For the six months ended June 30, 2003, the Company was in the development stage as it was last year for the six months ended June 30, 2002, while the Company built its business plan, raised capital, recruited a management team, and sourced for potential acquisitions. Research and development costs for the current six-month period were $0 compared to $95,979 in the six-month period in 2002. The Company incurred selling, general and administrative costs of $545,724 and had an operating loss of $622,802 for the current period compared to selling, general and administrative costs of $1,124,171 and an operating loss of $1,280,440 during last year's period. The reduction in general and administrative costs is a result of the Company reducing its personnel overhead since the first quarter of 2003. Depreciation expense for the six months ended June 30, 2003 was $25,451 compared to $29,154 for the six months ended June 30, 2002.

Liquidity and Capital Resources

During the six month period ended June 30, 2003, the Company's working capital deficit increased by $63,593 from a working capital deficit of $1,059,793 at December 31, 2002, to a deficit of $1,123,386 at June 30, 2003. At June 30, 2003, cash totaled $30,223. Accounts payable, including a bank overdraft, increased $59,646 from December 31, 2002. Accrued expenses, accrued wages, payroll taxes and other current liabilities decreased by $66,420 from December 31, 2002.

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

The Company plans to raise additional capital in the form of both debt and equity to support its acquisition plan. The Company has engaged various financial professionals and investment bankers to assist in the raising of this additional capital. While the Company believes it will be successful in the raising of this additional capital, there can be no assurance that it will be on terms that are favorable to the Company or at all.

The Company currently has limited its product research and development efforts in order to focus on locating acquisitions, which fit its business plan. While the Company believes that it has identified acquisitions that meet the criteria of its business plan, there can be no assurance that the Company will successfully complete such acquisitions.

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

During the six months month period ended June 30, 2003, the Company raised working capital through the issuance of $137,000 in notes payable to a shareholder and to companies controlled by shareholders of the Company. The Company also issued 900,000 shares of its common stock for cash in the amount of $210,000 and issued 3,321,860 shares of common stock for services.

Other Financial Events

On May 23, 2003 the Company's common stock ceased to be eligible for quotation in the OTC Bulletin Board as a result of its failure to file a Annual Report on Form 10-KSB for the year ended December 31, 2002 containing audited financial statements before the expiration of the 30-day grace period provided by the OTC Bulletin Board. Accordingly, the Company's common stock is currently quoted in the Pink Sheets. Subsequent to its removal from the OTC Bulletin, the Company filed an amendment Annual Report on Form 10-KSB/A containing all required information as well as certain amended Quarterly Reports on Form 10-QSB for the period ended June 30, 2002 and September 30, 2002 and its Quarterly Report on Form 10-QSB for the period ended March 31, 2003. The Company is working with a registered market maker to resume quotations of the Company's common stock on the OTC Bulleting. The market maker has submitted the requisite Form 211 to the National Association of Securities Dealers ("NASD") and has responded to all comments and questions generated by the NASD. The Company understands that the market maker is using its best efforts to expedite the reinclusion of the Company's common stock for quotation on the OTC Bulletin Board; however, there can be no assurance as to when, if ever, that such approval will be obtained.

Item 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this quarterly report on Form 10-QSB, our Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-(c) and 15d-(c) promulgated under the Securities Exchange Act of 1934 are effective.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

                           Part II - Other Information


Item 1. Legal Proceedings

On December 31, 2001, the landlord of the Company's former San Francisco office commenced an action against the Company seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. The Company entered into a settlement agreement on April 1, 2002, which required the payment of principal of $88,500 plus stipulated interest in ten installments commencing, April 2002. In September 2002, the Company paid the remaining outstanding balance of $49,427 by the issuance of shares of common stock of an unrelated entity held by the Company (and which the Company had received in exchange for 130,000 shares of its common stock with an investor) and the matter was dismissed with prejudice. On June 9, 2003, the former landlord filed a complaint against a subsidiary of the Company in which they allege that they believe the shares of common stock paid to them pursuant to the above-mentioned settlement agreement are insufficient due to their value and lack of liquidity. On July 17, 2003, the Company filed an answer to the complaint denying all allegations, and the Company also believes it has a set-off claim due from the landlord of $1,745. The Company believes that it has complied fully with the terms of the settlement agreement, denies that it has any further liability to its former landlord and intends to vigorously defend the action.

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

In April 2003, the Company issued 4,274 shares of its common stock valued at par value of $4 as a result of an adjustment to the total shares issued in connection with the reverse acquisition of Saratoga Holdings I, Inc. on April 30, 2002.

In May 2003, the Company issued 120,000 shares of its common stock for past consulting services rendered valued at $28,000.

In May 2003, the Company issued 50,000 shares of its common stock for financial advisory services to be rendered valued at $11,667.

In May 2003, the Company issued 375,000 shares of its common stock for research services to be rendered valued at $87,500.

In May 2003, the Company issued 500,000 shares of its common stock to an investor for cash consideration of $100,000.

In May 2003, the Company issued 400,000 shares of its common stock to an investor for cash consideration of $110,000.

In June 2003, the Company issued 45,000 shares of its common stock to a financial consultant for services to be rendered valued at $4,950.

In June 2003, the Company issued 100 shares of its common stock for services rendered valued at $11.

In June 2003, the Company issued 100,000 shares of its common stock valued at $11,000 as a good faith advance for its acquisition of Nonstock, Inc. referred to in the other financial transactions described below. At closing of the acquisition, the 100,000 shares of common stock will be deducted from any consideration paid to the sellers of Nonstock. The shares will only vest upon closing of the acquisition or if the Company decides not to pursue the acquisition. The closing of this acquisition is contingent upon acceptable due diligence, acceptable financing and an acceptable definitive agreement.

In June 2003, the Company issued 85,000 shares of its common stock for compensation to a consultant of the Company who is acting as Chief Operating Officer valued at $33,750.

In June 2003, the Company issued 30,000 shares of its common stock to a director of the Company in exchange for advisory services valued at $2,400.

In June 2003, the Company issued 50,000 shares of its common stock to a director of the Company in exchange for advisory services as a director valued at $4,000.

In June 2003, the Company issued 1,013,005 shares of its common stock to a company controlled by the Company's chairman in exchange for all compensation due through May 31, 2003 valued at $105,000.

In June 2003, the Company issued 1,138,005 shares of its common stock to a company controlled by the Company's president in exchange for all compensation due through May 31, 2003 valued at $120,000.

The Company believes that the issuance of these securities was exempt from registration under the Securities Act by virtue of Section 4(2) thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

         Exhibit 31.1 (Section 302)
         Exhibit 31.2 (Section 302)
         Exhibit 32.1 (Section 906)
         Exhibit 32.2 (Section 906)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K during the quarter ended June 30, 2003. The Company filed a Current Report on Form 8-K on May 6, 2003 as amended by Form 8-K/A filed May 7, 2003 with respect to Item 4.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                     a21, Inc.

Date: August 6, 2003                 By: /s/ Haim Ariav
                                         ---------------------------------------
                                         Haim Ariav.
                                         President (Principal Executive Officer)


Date: August 6, 2003                 By: /s/ Albert H. Pleus
                                         ---------------------------------------
                                         Albert H. Pleus
                                         Chairman (Principal Accounting and
                                         Financial Officer)