Form 10QSB
period 2003-09-30
A21 INC
filed 2003-11-14
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2003

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

19,027,648 shares of common stock as of November 12, 2003.


            Transitional Small Business Disclosure Form Yes___ No _X
                                    a21, Inc.

                                   Form 10-QSB

                                      Index

                                                                     Page Number
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet
          as of September 30, 2003...................................         3

         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 and for the period from
         September 19, 2000 (Date of Inception) to September 30, 2003.....     4

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 and for the period from
         September 19, 2000 (Date of Inception) to September 30, 2003......    5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   6

Item 2.  Management's Discussion and Analysis or
         Plan of Operations...............................................    12

Item 3.  Controls and Procedures..........................................    14

Part II.  Other Information

Item 1.  Legal Proceedings.................................................   15

Item 2.  Changes in Securities and Use of Proceeds.........................   15
Item 3.  Default Upon Senior Securities....................................   16

Item 4.  Submission of Matters to a Vote of Security Holders...............   16

Item 5.  Other Information.................................................   16

Item 6.  Exhibits and Reports on Form 8-K..................................   17

Signatures.................................................................   18

Part I - Financial Information

Item 1.  Financial Statements




                           a21, Inc. and subsidiaries
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                  (Unaudited)

                                     ASSETS
CURRENT ASSETS

        Cash                                                                          $       1,887
                                                                                  -------------------


PROPERTY AND EQUIPMENT - at cost, net                                                        15,397
                                                                                  -------------------

OTHER ASSETS

        Advance to shareholder                                                               15,000
                                                                                  -------------------

                                                                                      $      32,284
                                                                                  ===================

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

        Accounts payable                                                              $      453,652

        Accrued wages and payroll taxes                                                      228,915

        Accrued interest (including $37,692 to affiliates)                                    41,947

        Notes payable - (including $469,496 to affiliates)                                   559,266
                                                                                  -------------------

                    TOTAL CURRENT LIABILITIES                                              1,283,780
                                                                                  -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
        Preferred stock, $.001 par value,  100,000 shares authorized,
                    no shares issued and outstanding                                              -
        Common stock, $.001 par value,  100,000,000 shares authorized,
                     22,684,923 shares issued and 19,005,148 shares
                    outstanding                                                               22,685
        Treasury stock (at cost, 3,679,775 shares)                                                -

        Additional paid-in capital                                                        5,452,155

        Less: Deferred compensation                                                          (60,110)

        Deficit accumulated during the development stage                                  (6,666,226)
                                                                                  -------------------

                    TOTAL SHAREHOLDERS' DEFICIENCY                                        (1,251,496)
                                                                                  -------------------

                                                                                      $       32,284
                                                                                  ===================

                                                                                                   -



 The accompanying notes are an integral part of these condensed consolidated financial statements.

                           a21, Inc. and subsidiaries
                       ( A Development Stage Enterprise )
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three months ended,          Nine months ended,
                                                                     September 30                   September 30,
                                                             ---------------------------     --------------------------
                                                                 2003           2002             2003           2002
                                                             -----------     -----------     -----------     -----------
EXPENSES:
   Research and development                                  $         -     $    53,154       $       -     $   149,133
   General and administrative (including noncash expenses
    of $131,259 and $390,502 in 2003, respectively,
     and $193,859 and $252,307 in 2002, respectively,
      and $982,408 cumulatively)                                 351,930         352,357         897,654       1,476,528
   Write-off of website development costs                              -               -               -               -
   Loss on valuation of investment                                76,700               -          76,700               -
   Depreciation and amortization                                   9,667           9,616          35,118          38,770
   Interest expense, net                                          17,909          18,262          69,536          49,398
                                                             -----------     -----------     -----------     -----------
      TOTAL EXPENSES                                             456,206         433,389       1,079,008       1,713,829
                                                             -----------     -----------     -----------     -----------

NET LOSS                                                     $  (456,206)    $  (433,389)    $(1,079,008)    $(1,713,829)
                                                             ===========     ===========     ===========     ===========
NET LOSS PER SHARE, BASIC AND DILUTED                        $    (0.02)     $     (0.04)    $     (0.07)    $    (0.17)
                                                             ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                        18,354,399       11,764,914      15,893,575      9,898,968
                                                             ===========     ===========     ===========     ===========




                                                                       Cumulative During
                                                                     the Development Stage
                                                                      (September 19, 2000
                                                                     to September 30, 2003)
                                                                 -------------------------------



EXPENSES:
   Research and development                                           $       436,179
   General and administrative (including noncash expenses
    of $131,259 and $390,502 in 2003, respectively,
     and $193,859 and $252,307 in 2002, respectively,
      and $982,408 cumulatively)                                            4,845,007
   Write-off of website development costs                                     842,670
   Loss on valuation of investment                                            190,000
   Depreciation and amortization                                              166,320
   Interest expense, net                                                      186,050
                                                                      ---------------
      TOTAL EXPENSES                                                        6,666,226


                                                                      ---------------


NET LOSS                                                              $    (6,666,226)
                                                                      ===============

                a21, Inc. and subsidiaries
             (A Development Stage Enterprise)
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)


                                                                                 Nine months ended, September 30
                                                                 ---------------------------------------------------------------

                                                                                2003                           2002
                                                                 -----------------------------     ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $        (1,079,008)                $      (1,713,829)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                           35,118                              38,770
      Write-off of website development costs                                      -                                    -
      Write-off of advances to shareholder                                        -                                    -
      Write-off of advances on abandoned merger                                                                        -
      Loss from valuation of investment                                       76,700                                   -
      Consulting fee from issuance of options and warrants                    13,980                                   -
      Compensation from issuance of options                                  (20,741)                            252,307
      Financing costs from issuance of warrants                               27,588                                   -
      Interest converted to note payable                                          -                                    -
      Common stock issued for services                                       397,263                             463,993
  Changes in current assets and liabilities:
    Rent  deposits                                                                -                                1,653
    Advance to officer/shareholder                                                -                              (21,500)
    Accounts payable                                                         139,192                             217,797
    Accrued wages and payroll taxes                                            4,702                             695,581
    Accrued expenses and other current liabilities                             1,503                             (53,343)
                                                                 -----------------------------     ----------------------------


NET CASH USED IN OPERATING ACTIVITIES                                       (403,703)                           (118,571)
                                                                 -----------------------------     ----------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                          -                                   -
    Advances on abandoned merger                                                   -                                   -
    Website development costs                                                      -                            (272,838)
                                                                 -----------------------------     ----------------------------


NET CASH USED IN INVESTING ACTIVITIES:                                             -                            (272,838)
                                                                 -----------------------------     ----------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from  notes payable - shareholders                              137,000                             270,000
    Proceeds from  convertible notes payable                                       -                                   -
    Proceeds from exercised warrants for common stock                              -                              37,500
    Principal payments on notes payable to shareholders                            -                            (120,000)
    Sales of common stock                                                    260,000                             203,000
    Sales of preferred stock                                                       -                                   -
                                                                 -----------------------------     ----------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    397,000                             390,500
                                                                 -----------------------------     ----------------------------

NET (DECREASE) INCREASE IN CASH                                               (6,703)                               (909)

CASH AT BEGINNING OF PERIOD                                                    8,590                               9,904
                                                                 -----------------------------     ----------------------------


CASH AT END OF PERIOD                                                          1,887                       $       8,995
                                                                 =============================     =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
      Issuance of common stock for:
         Investment in AdPad preferred stock                            $          -                       $     100,000
         Repayment of convertible notes payable                         $          -                       $     365,000
         Payment of accrued interest on convertible notes
         payable                                                        $          -                       $      54,047
         Repayment  of notes payable - shareholders                                -                       $     130,000
         Payment of accrued interest on notes payable -
         stockholders                                                   $          -                       $      20,618
         Payment of other liabilities and accruals                      $     22,000                       $      49,427
         Warrants issued for financing costs                            $          -                       $           -
      Paid-in capital contributed from general release of
         accrued compensation by employee stockholders                  $     45,000                       $   1,446,523
         Deferred compensation                                          $     93,860                       $
      Issuance of notes payable for accounts payable                    $     89,770                       $
      Property and equipment acquired through
         issuance of convertible notes payable                          $          -                       $           -
      Issuance of common stock to effect reverse acquisition            $          -                       $           -
      Website development costs included in accrued wages
         and payroll taxes                                              $          -                       $           -


                                                                                 Cumulative During
                                                                               the Development Stage
                                                                               (September 19, 2000 to
                                                                                 September 30, 2003
                                                                           -----------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                      $      (6,666,226)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                       166,320
      Write-off of website development costs                                              842,670
      Write-off of advances to shareholder                                                136,189
      Write-off of advances on abandoned merger                                            25,429
      Loss from valuation of investment                                                   190,000
      Consulting fee from issuance of options and warrants                                204,941
      Compensation from issuance of options                                                82,509
      Financing costs from issuance of warrants                                            61,715
      Interest converted to note payable                                                   19,449
      Common stock issued for services                                                    722,208
  Changes in current assets and liabilities:
    Rent  deposits                                                                              -
    Advance to officer/shareholder                                                       (151,189)
    Accounts payable                                                                      622,201
    Accrued wages and payroll taxes                                                     1,683,462
    Accrued expenses and other current liabilities                                        116,159



NET CASH USED IN OPERATING ACTIVITIES                                                  (1,944,163)
                                                                                ----------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                                 (13,631)
    Advances on abandoned merger                                                          (25,429)
    Website development costs                                                            (168,534)
                                                                                ----------------------------


NET CASH USED IN INVESTING ACTIVITIES:                                                   (207,594)
                                                                                -----------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from  notes payable - shareholders                                           700,500
    Proceeds from  convertible notes payable                                              196,915
    Proceeds from exercised warrants for common stock                                      37,500
    Principal payments on notes payable to shareholders                                  (120,000)
    Sales of common stock                                                                 538,729
    Sales of preferred stock                                                              800,000
                                                                                -------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               2,153,644
                                                                                -------------------------------

NET (DECREASE) INCREASE IN CASH                                                             1,887

CASH AT BEGINNING OF PERIOD                                                                     -
                                                                                -------------------------------



CASH AT END OF PERIOD                                                           $           1,887
                                                                                ===============================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
      Issuance of common stock for:
         Investment in AdPad preferred stock                                    $         190,000
         Repayment of convertible notes payable                                 $         365,000
         Payment of accrued interest on convertible notes
         payable                                                                $          54,047
         Repayment  of notes payable - shareholders                             $         130,000
         Payment of accrued interest on notes payable -
         stockholders                                                           $          20,618
         Payment of other liabilities and accruals                              $         831,808
         Warrants issued for financing costs                                    $               -
      Paid-in capital contributed from general release of
         accrued compensation by employee stockholders                          $       1,446,911
         Deferred compensation                                                  $          93,860
      Issuance of notes payable for accounts payable                            $          89,770
      Property and equipment acquired through
         issuance of convertible notes payable                                  $         168,085
      Issuance of common stock to effect reverse acquisition                    $           1,854
      Website development costs included in accrued wages
         and payroll taxes                                                      $         674,136


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           a21, Inc. and Subsidiaries
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED September 30, 2003
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operation results for the nine months September 30, 2003 are not necessarily indicative of the result that may be expected for the year ending December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

         The accompanying condensed consolidated financial statements have been prepared assuming that a21, Inc. (the "Company") will continue as a going concern. The Company has incurred net losses of $1,079,008 and $1,713,829 for the nine months ended September 30, 2003 and 2002, respectively. Additionally, the Company has limited working capital and an accumulated deficit of $6,666,226 at September 30, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         Management's plans with respect to these matters include restructuring debt, including current liabilities, through the issuance of common stock and entering into forbearance agreements, continuing to defer certain employee compensation as well as payment of amounts due to affiliates for past due obligations. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through future issuance of stock and/or debentures in order to develop a viable business. There can be no assurance that such capital can be raised on terms that are acceptable to the Company or at all. The Company has found it necessary to implement severe cost cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks; thus, reducing the Company's financial requirements for the exploitation of its intellectual properties. Additionally, the Company is focusing on acquisitions to build the content and/or infrastructure to support the Company's business. There can be no assurance that such acquisitions will be available on terms that are favorable to the Company or at all.

     The Company has been able to finance its operations by an increase in accounts payable and accrued expenses in addition to raising capital through the private placement of common and preferred stock, convertible debt and notes.

2.       SIGNIFICANT ACCOUNTING POLICIES

         At September 30, 2003, the Company had three stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:



                              Three months ended, September 30,    Nine months ended, September 30,
                              ---------------------------------    ---------------------------------
                              ---------------  ----------------    ---------------  ----------------
                                   2003             2002                2003             2002
                              ---------------  ----------------    ---------------  ----------------

Net loss as Reported          $     (456,206)  $      (433,389)    $   (1,079,008)  $    (1,713,829)

Deduct: Total stock-based
compensation expense deter-
mined under fair value-based
method for all awards, net
of related tax effect                 21,461                 -             64,382                 -

                              ---------------  ----------------    ---------------  ----------------

Pro Forma Net Loss            $     (477,667)  $      (433,389)    $   (1,143,390)  $    (1,713,829)
                              ===============  ================    ===============  ================

Basic and Diluted Net Loss
Per Share as Reported         $        (0.02)  $         (0.04)    $        (0.07)  $         (0.17)
                              ===============  ================    ===============  ================
Basic and Diluted Pro Forma
Net Loss Per Share            $        (0.03)  $         (0.04)    $        (0.07)  $         (0.17)
                              ===============  ================    ===============  ================


                                  18,354,399        11,764,914         15,893,575         9,898,968
                              ===============  ================    ===============  ================


         The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:
                                                               2003
                                                              ------
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


4.       FINANCIAL TRANSACTIONS

         Issuance of Common Stock, Options and Warrants

         The following is a summary of common stock transactions during the nine months ended, September 30, 2003.

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

         In April 2003, the Company issued 100,000 shares of its common stock for consulting services rendered valued at $23,333.

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

         In June 2003, the Company issued 100,000 shares of its common stock valued at $11,000 as a good faith advance for its acquisition of Nonstock, Inc. referred to in Note 3. At closing of the acquisition, the 100,000 shares of its common stock will be deducted from any consideration paid to the sellers of Nonstock. The shares will only vest upon closing of the acquisition or if the Company decides not to pursue the acquisition. The Company has allowed the previously executed Letter of Intent to expire.

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

         In August 2003, the Company issued 200,000 shares of its common stock for accounting and bookkeeping services valued at $22,000.

         In August 2003, the Company issued 25,000 shares of its common stock for non-legal consulting services valued at $2,500.

         In September 2003, the Company issued 125,000 shares of its common stock to a financial consultant for services to be rendered valued at $12,500.

         In September 2003, the Company issued 500,000 shares of its common stock to an investor for cash consideration of $50,000.

         Other Financial Transactions


         On February 10, 2003, the Company entered into a Letter of Intent to purchase all of the assets and assume certain of the liabilities of Nonstock, Inc. ("NSI") and engaged in the licensing and sale of stock photography. NSI would become a subsidiary of the Company. Closing of the transaction is contingent on the completion of satisfactory due diligence, the ability to obtain satisfactory financing, and an acceptable definitive agreement. The Letter of Intent has expired. The parties may continue to work towards a revised Letter of Intent.

         On April 16, 2003, the Company entered into a Letter of Intent to purchase all of the outstanding capital stock of SuperStock, Inc. ("SSI"), a Florida corporation, engaged in the licensing and sale of stock photography, from current shareholders. SSI would become a subsidiary of the Company. Closing of the transaction is contingent on completion of satisfactory due diligence, the ability to obtain satisfactory financing, and an acceptable definitive agreement. On November 10, 2003 the Company signed a Definitive Purchase and Re-Capitalization Agreement with SuperStock, Inc. and its shareholders. The terms of the Agreement include the payment of $4.25 million in cash to the Sellers and the issuance of $4.25 million of participating preferred stock in the SSI subsidiary. The participating preferred is convertible into the Company's common stock at $.85 per share for a total of 5 million common shares. There is also an incentive section in the Agreement for the Sellers and employees based on the future performance of SSI.

         In June 2003 the Company raised additional working capital by issuing two notes payable each in the amount of $15,000 to a company controlled by a shareholder and chairman of the company and to another shareholder. Both notes are due on demand.


5.       INVESTMENT

         As of September 30, 2003, the Company has written off its entire investment in AdPads due to the uncertainty of any recovery from this investment. The accompanying condensed consolidated statement of operations reflects a loss on valuation of investment in the amount of $76,700 for the three and nine months ended, September 30, 2003.

6.       Legal Proceedings

         On December 31, 2001, the landlord of the Company's former San Francisco office commenced an action against the Company seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. The Company entered into a settlement agreement on April 1, 2002, which required the payment of principal of $88,500 plus stipulated interest in ten installments commencing April 2002. In September 2002, the Company paid the remaining outstanding balance of $49,427 by the issuance of shares of common stock of an unrelated entity held by the Company (and which the Company had received in exchange for 130,000 shares of its common stock with an investor) and the matter was dismissed with prejudice. On June 9, 2003, the former landlord filed a complaint against a subsidiary of the Company in which they allege that they believe the shares of common stock paid to them pursuant to the above-mentioned settlement agreement are insufficient due to their value and lack of liquidity. On July 17, 2003, the Company filed an answer to the complaint denying all allegations.

         The Company believes that it has complied fully with the terms of the settlement agreement, denies that it has any further liability to its former landlord and intends to vigorously defend the action.

7.       SUBSEQUENT EVENTS

         Issuance of Common Stock, Options and Warrants

         In October 2003, the Company issued 22,500 shares of its common stock for compensation to a consultant of the Company who is acting as Chief Operating Officer at $0.20 per share valued at $4,500.

         Other Financial Transactions

         On October 27, 2003, the Company raised additional working capital by issuing a note payable in the amount of $25,000 to a director and shareholder of the Company. Principal and interest are payable on demand after 90 days.

         On November 10, 2003 the Company signed a Definitive Purchase and Re-Capitalization Agreement with SuperStock, Inc. and its shareholders. The terms of the Agreement include the payment of $4.25 million in cash to the Sellers and the issuance of $4.25 million of participating preferred stock in the SSI subsidiary. The participating preferred is convertible into the Company's common stock at $.85 per share for a total of 5 million common shares. There is also an incentive section in the Agreement for the Sellers and employees based on the future performance of SSI.

         On November 12, 2003, the Company raised additional working capital by issuing a note payable in the amount of $15,000 to a director and shareholder of the Company. Principal and interest are payable on demand after 90 days.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the result that may be expected for the year ending December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2002.


Results of Operations

Three months ended September 30, 2003 vs September 30, 2002

For the three months ended September 30, 2003, a21, Inc. (the "Company") was in the development stage as it was for the three months ended September 30, 2002, while the Company built its business plan, raised capital, recruited a management team, and reviewed potential acquisitions. Research and development costs for this quarter were $0 compared to $53,154 during last year's corresponding quarter. The decrease is attributable to more focus on seeking acquisitions and less on building internal infrastructure. The Company incurred general and administrative costs of $351,930 for the quarter ended September 30, 2003 compared to general and administrative costs of $352,357 during last year's corresponding quarter. The increase in general and administrative costs is a result of increase in compensation cost from variable option adjustment in third quarter ending September 30, 2003. Depreciation expense for the three months ended September 30, 2003 was $9,667 compared to $9,616 for the three months ended September 30, 2002. The depreciation expense was almost the same. Interest expense for the three months ended September 30, 2003 was $17,909 compared to $18,262 for the three months ended September 30, 2002. The interest expense was almost same. As a result of the foregoing, the Company's net loss increased to $456,206 as compared to a net loss of $433,389 during last year's corresponding quarter.

Nine Months Ended September 30, 2003 vs. September 30, 2002

For the nine months ended September 30, 2003, the Company was in the development stage as it was last year for the nine months ended September 30, 2002, while the Company built its business plan, raised capital, recruited a management team, and sourced for potential acquisitions. Research and development costs for the current nine month period were $0 compared to $149,133 in the corresponding nine month period of 2002. The Company incurred selling, general and administrative costs of $897,654 for the current period compared to selling, general and administrative costs of $1,476,528 during last year's period. The reduction in general and administrative costs is a result of the Company reducing its personnel overhead since the first quarter of 2003. Depreciation expense for the nine months ended September 30, 2003 was $35,118 compared to $38,770 for the nine months ended September 30, 2002. The reduction in depreciation expense is a result of no acquisitions of additional depreciable assets and the complete depreciation of some assets in the first quarter of 2003. As result of the foregoing, net loss decreased to $1,079,008 for the nine months ended September 30, 2003 from $1,713,829 during last year's corresponding period.


Liquidity and Capital Resources

During the nine month period ended September 30, 2003, the Company's working capital deficit increased by $222,100 from a working capital deficit of $1,059,793 at December 31, 2002, to a deficit of $1,281,893 at September 30, 2003. At September 30, 2003, cash totaled $1,887. Accounts payable increased $27,422 from December 31, 2002. Accrued expenses, accrued wages, payroll taxes and other current liabilities decreased by $38,795 from December 31, 2002.

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

Primarily, the Company is focusing on acquisitions to build the content and/or infrastructure to support the Company's business plan. The Company has executed a Stock Purchase and Recapitalization Agreement with SuperStock, Inc., which is contingent upon financing and various other terms. There can be no assurance that the acquisition will close.

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

During the nine months month period ended September 30, 2003, the Company raised working capital through the issuance of $137,000 in notes payable to a shareholder and to companies controlled by shareholders of the Company. The Company also issued 1,400,000 shares of its common stock for cash in the amount of $260,000 and issued 3,671,860 shares of common stock for services.


Item 3.  CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

The Company's Principal Executive Officer and the Principal Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of the filing of this quarterly report. Based on their evaluations, the Company's Principal Executive Officer and the Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

         (b)      Changes in Internal Controls

Subsequent to the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information


Item 1.   Legal Proceedings

On December 31, 2001, the landlord of the Company's former San Francisco office commenced an action against the Company seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. The Company entered into a settlement agreement on April 1, 2002, which required the payment of principal of $88,500 plus stipulated interest in ten installments commencing, April 2002. In September 2002, the Company paid the remaining outstanding balance of $49,427 by the issuance of shares of common stock of an unrelated entity held by the Company (and which the Company had received in exchange for 130,000 shares of its common stock with an investor) and the matter was dismissed with prejudice. On June 9, 2003, the former landlord filed a complaint against a subsidiary of the Company in which they allege that they believe the shares of common stock paid to them pursuant to the above-mentioned settlement agreement are insufficient due to their value and lack of liquidity. On July 17, 2003, the Company filed an answer to the complaint denying all allegations. The Company believes that it has complied fully with the terms of the settlement agreement, denies that it has any further liability to its former landlord and intends to vigorously defend the action.

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

In June 2003, the Company issued 100,000 shares of its common stock valued at $11,000 as a good faith advance for its acquisition of Nonstock, Inc. referred to in the other financial transactions described below. At closing of the acquisition, the 100,000 shares of common stock will be deducted from any consideration paid to the sellers of Nonstock. The shares will only vest upon closing of the acquisition or if the Company decides not to pursue the acquisition. The Company has allowed the previously executed Letter of Intent to expire.

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

In August 2003, the Company issued 200,000 shares of its common stock for compensation to a consultant of the Company in exchange for bookkeeping services valued at $22,000.

In August 2003, the Company issued 25,000 shares of its common stock for non-legal consulting services valued at $2,500.

In September 2003, the Company issued 125,000 shares of its common stock for compensation to a financial consultant of the Company in exchange for advisory services valued at $12,500.

In September 2003, the Company issued 500,000 shares of its common stock to an investor for cash consideration of $50,000.

The Company believes that the issuance of these securities was exempt from registration under the Securities Act by virtue of Section 4(2) thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1 Certification of Haim Ariav, President (Principal Executive Officer), Pursuant to Rule
                           13a-14(a)/15d-14(a),

                  31.2 Certification of Albert Pleus, Chairman (Principal Financial Officer), Pursuant to Rule
                           13a-14(a)/15d-14(a)

                  32.1 Certification of Haim Ariav, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Albert Pleus, Chairman (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  The Company filed no Reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    a21, Inc.

Date: November 13, 2003            By: /s/ Haim Ariav
                                       -------------------------------
                                         Haim Ariav.
                                         President (Principal Executive Officer)


Date: November 13, 2003            By: /s/ Albert H. Pleus
                                       -------------------------------
                                          Albert H. Pleus
                                          Chairman (Principal Accounting and
                                            Financial Officer)