Form 10KSB
period 2003-12-31
A21 INC
filed 2004-04-14
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File No.: 333-68213
                                              ---------

                                    a21, INC.
                 (Name of Small Business Issuer in its Charter)

                   TEXAS                            74-2896910
                   -----                            ----------
      (State or Other Jurisdiction of            (I.R.S. Employer
      Incorporation or Organization)          Identification Number)


               7660 CENTURION PARKWAY, JACKSONVILLE, FLORIDA 32256
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

         Issuer's telephone number, including area code: (904) 565-0066

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0. The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $6,852,943. As of March 31, 2004, 38,073,737 shares of the issuer's common stock were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I....................................................................i

      ITEM 1.     BUSINESS................................................1

      ITEM 2.     PROPERTIES..............................................6

      ITEM 3.     LEGAL PROCEEDINGS.......................................6

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....7

PART II...................................................................7

      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.....................................7

      ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION...............................................9

      ITEM 7.     FINANCIAL STATEMENTS...................................12

      ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE....................13

      ITEM 8A.    CONTROLS AND PROCEDURES................................13

PART III.................................................................13

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS IN COMPLIANCE WITH SECTION 16(A) OF THE
                  EXCHANGE ACT...........................................13

      ITEM 10.    EXECUTIVE COMPENSATION.................................16

      ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............19

      ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........21

      ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.......................22

      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.................22

ITEM 1.  BUSINESS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of a21, Inc. We may, from time to time, make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-KSB, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management's current expectations, assumptions and projections about a21, Inc. and its industry and are made on the basis of management's views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by the company as well as from risks and uncertainties beyond the company's control. Potential risks and uncertainties include, among others, those set forth herein under "Risk Factors," as well as in Part II, Item 6. "Management's Discussion and Analysis or Plan of Operation." Except as required by law, the company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission.

In this Annual Report on Form 10-KSB, "a21," "the Company," "we," "us," and "our" refer to a21, Inc. and its consolidated subsidiaries, unless the context otherwise dictates. The consolidated financial statements included herein do not include Superstack, Inc.

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF THE BUSINESS

OVERVIEW

Through our subsidiary, SuperStock, Inc., we aggregate visual content from photographers, photography agencies, archives, libraries and private collections, and enable such visual content to be available to creative professionals at advertising and design agencies, publishing and media companies, corporate communications departments, SO/HO businesses and consumers. In addition, our products are sold through a global network of distributors in over 90 countries. We are headquartered in Jacksonville, Florida, and operate company-owned offices in Canada and the United Kingdom.

BACKGROUND

a21, Inc. was incorporated in the State of Texas in October 1998, under the name Saratoga Holdings I, Inc. In April 2002, Agence 21, Inc. entered into an exchange agreement with the registrant, then named Saratoga, and a21 Acquisition LLC, a wholly owned subsidiary of Saratoga, pursuant to which Agence became an 83%-owned subsidiary of Saratoga.

In February 2004, the Company completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc., a licensor of stock images to the advertising and publishing industries. SuperStock's primary assets include approximately 900,000 images that it either owns or licenses from third parties, an approximately 73,000 square foot facility in Jacksonville, Florida, receivables from its customers and cash.

In April 2004, the Company contracted with an institutional buyer to sell SuperStock, Inc.'s 73,000 square foot facility in Jacksonville, Florida for $7,500,000. Upon the closing of the transaction, which is expected in June 2004, the Company will enter into a long term lease of the premises with the buyer. With the proceeds, the Company intends to repay its current mortgage note of $4,047,504, reduce other liabilities and add to working capital for operations and acquisitions. The Company intends to sublet any unused space.

PRODUCTS AND CUSTOMERS

PRODUCTS

Our product offering is available to be viewed on our website. It may also be viewed on the websites of many distributors. Every image is available for delivery to our customers through online downloads or on CD-ROM.

We offer our customers a variety of visual content from our "stock" of existing imagery, which is categorized into three collections - Contemporary Photography, Vintage Photography and Fine Art.

Contemporary Photography

Our collection of contemporary photography forms the largest part of our library, and is a comprehensive offering of current and cutting-edge imagery in a wide variety of subjects, such as people and lifestyles, world travel and places, nature and wildlife, business and industry, sports and concepts. The majority of this collection can be attributed to our contributing photographers, who provide a steady stream of imagery produced with the most current styles and techniques. In addition, we have distribution agreements with many aggregators and producers of photography.

Vintage Photography

The bulk of the vintage collection was built from our acquisition of the Devaney Collection, which consists of model-released commercial and advertising photography from the 1940's through the 1960's. This is a unique collection that would be virtually impossible to replicate today. In addition to the Devaney Collection, we have distribution agreements with a number of notable and prestigious archives, including the Culver Collection and the Underwood Photo Archive.

Fine Art

Our repertoire of fine art imagery ranges from prehistoric cave paintings to modern and contemporary pieces from living artists, the many artistic movements throughout history, religious and cultural works, and photographs of antiques and artifacts. This collection is the result of over a quarter century of acquisitions of and affiliations with various archives, libraries, museums and private collections, which includes The Bridgeman Art Library, AKG Berlin, The National Portrait Gallery, Christie's Images, The Huntington Library and the Giraudon Collection.

CUSTOMERS

Our customer base consists of four major groups - creative (advertising and design agencies), editorial (publishing and media), corporate (in-house and corporate communications) and consumers (the general public).

Creative

We supply imagery to our creative customers that typically convey a commercial or advertising message. These customers usually demand the most cutting-edge and unique imagery and often need exclusive rights in order to protect the uniqueness of their advertising campaigns. We have found that conceptual imagery (those that depict victory, profit, joy, danger, etc.) are very important to this customer group. These images are the most difficult to search for using keywords, which can be highly subjective, so this is one area where our staff of well-trained and experienced researchers fulfill an extremely important function.

Editorial

We supply a variety of imagery for use in the publication of textbooks, magazines and newspapers where there is a need to illustrate the stories and editorials with imagery. Such imagery includes various places and landmarks of the world, wildlife and nature, societal issues such as health care and education, and famous people and historical figures and events.

Corporate

We supply a variety of imagery for use in business and corporate communications, which may be included in brochures, annual reports, newsletters, websites and multi-media presentations. The imagery needs of this customer group typically run the gamut from conceptual imagery to editorial imagery.

Consumers

Our imagery is generally available to the consumer market in the form of screensavers, posters, T-shirts, mugs and various other items. These customers typically demand imagery that is cute, colorful and ordinary, such as puppies, sunsets and flowers.

MARKETING, SALES AND DISTRIBUTION

MARKETING

We reach our customers and prospective customers through a variety of marketing activities, which include print advertising, direct mail, webmail and tele-marketing. These activities are designed to create and reinforce brand awareness, drive traffic to our website, and advertise our latest products and services.

Print Advertising

We seek to build and reinforce our brand and promote our latest products and services through ongoing print advertising campaigns in a number of trade publications.

Direct Mail

Direct mail forms are an integral part of our marketing efforts. They consist of postcards, brochures and print catalogs and are designed to depict the most current styles and trends, incorporate our newest photography and appeal to the tastes and expectations of our customers. We believe that direct mail is also a very important channel in prospecting for new customers.

Webmail

We send e-mails to our registered users on a regular basis, containing invitations to visit various pages on our website. Our website accepts and enables visitors to view picture galleries, multi-media and interactive presentations and sales promotions.

Tele Marketing

Our ongoing effort to update and add to our customer list is also an opportunity to build and reinforce the personal contacts that are critical in servicing our customer's needs. We believe that such personal contact is an important part of our efforts to distinguish ourselves from our competitors.

SALES AND DISTRIBUTION

Our licensing revenue is generated from our direct sales operations in countries where we operate company-owned offices as well as revenue sharing arrangements with our distributors.

Direct Sales

Our sales and service staff consists of Account Executives and a Customer Service Group. Account Executives are assigned key accounts, typically high volume and regular customers, and are responsible for managing and building these relationships. Account Executives are given ample opportunity to prospect for new accounts. The Customer Service Group handles new customers and the occasional customer. Once certain criteria are met, any new and/or occasional customer will be assigned to an Account Executive. A Technical Support group provides expertise in web, online and digital imagery applications, and assists our customers to use our products.

Distribution

Our imagery is licensed to customers worldwide through our international distribution network, which consists of 46 distributors operating in over 90 countries. The use of our brand name, licensing rights to the imagery, access to various tools on our website and the provision of digital files are granted under license and revenue-sharing arrangements. The appointment of local distributors in various countries allows us to realize revenue opportunities without building operational infrastructure in different languages, cultures, legal systems and currencies.

OPERATIONS AND TECHNOLOGY

The Internet and digital imaging technology allows an image that has been digitized to be seen worldwide and be reproduced and distributed indefinitely, at little or no additional cost. This has created tremendous opportunities for us to streamline our operations and to realize the benefits of economies of scale. On our website, images can be found, licenses transacted and product delivered via downloads.

Our operations are based entirely on a digital workflow. Independent photographers and/or vendors deliver images to us either in digital form or on film, which we then digitize in our in-house scanning facilities. The image files are uploaded onto our online storage and are assigned various file names and information. Finally, they are assigned various metadata such as keywords and subject codes, enabling the search engine to find and display the images to our customers.

We have a centralized and integrated technology platform as the foundation for our website and back-office systems. This platform enables our customers to search, select, license, transact payments and download our imagery. It also enables a centralized sales order, customer database, finance and accounting management systems. These systems cover many operational activities, from customer interaction and transaction processing, order fulfillment and invoicing, to photographer and vendor royalty reports and payments.

We continuously upgrade our systems as the need and opportunity arises. We are dedicated to regularly upgrading our hardware and search engine to increase its speed and accuracy. We also routinely obtain additional online storage as our library of images continues to grow. Similarly, we continue to build new search and communication tools on our website in order to improve its functionality and user-friendliness. We use a combination of technology developed in house and third party service providers to support its operations.

COMPETITION

The market for visual content is highly competitive, and we expect such competition to continue in the future. We have observed that the main competitive factors include quality of images, branding, reputation, service, breadth and depth of content, content provider associations, customer associations, technology, pricing, and sales and marketing. In addition, accessibility and timeliness of service are important competitive factors.

Our current competitors include other general visual content providers such as Getty Images, Corbis, Creatas, Photonica, Zefa Visual Media, Masterfile, Comstock, Index Stock and dozens of smaller stock photography agencies and image content aggregators throughout the world. Many of our competitors are larger than us and have substantially greater financial, technical, and marketing resources.

INTELLECTUAL PROPERTY

Images are not sold; reproduction and usage rights are licensed. Such licenses fall into two main types - Rights-Managed and Royalty-Free. A Rights-Managed license is a limited license whereby the usage and term is fully defined. It is this very mechanism that allows us to record a complete licensing history of each image and to grant exclusive rights to any customer, enabling us to charge higher licensing fees. A Royalty-Free license, which is a misnomer but has been widely adopted in the industry, is an unlimited license, whereby the image can be reused indefinitely for an unlimited time, as long as the license is not re-sold or transferred.

Our images constitute intellectual property. Other than a portion of our library that is fully owned by the Company, the copyright to such intellectual property belongs to the independent photographer or company that grants us licensing and distribution rights.

RELATIONSHIP WITH OUR EMPLOYEES

As of March 31, 2004, we had approximately 74 full-time employees.

                                  RISK FACTORS

WE MAY NOT BE ABLE TO COMPETE WITH EXISTING OR POTENTIAL COMPETITORS

The visual content industry is highly competitive. We believe that competitive factors include: quality of images, branding, reputation, service, breadth of content, depth of content, content provider associations, customer associations, technology, pricing, and sales and marketing. There are several companies that are significantly larger, have far greater resources, a far greater customer base, a far greater content provider base, significantly more technology infrastructure, and well recognized names in the marketplace. In addition, there are several companies that are aggressively pursuing this market with technology and services that we may not be able to match.

OUTSIDE CONTENT PROVIDERS ARE CRITICAL TO US

We plan on entering into commercial agreements with other individuals and businesses to license their imagery. We cannot assure that we will have the resources or personnel to successfully integrate such content into our business, or the quality and availability of content may be limited. If we cannot successfully integrate such resources or personnel, our business and operations will be materially and adversely affected.

IMPAIRMENT OF THE VALUE OF SIGNIFICANT ASSETS COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS

Our operating results and earnings in future periods may be materially and adversely affected as a result of impairments to the reported value of certain significant assets, the valuation of which requires management's judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain. If the value of our image archive is reduced through a decline in the popularity of the images contained therein, revenues could be materially and adversely affected which directly impact operating results and our cost of additional capital. If the value of our real estate is reduced by market or other conditions, this could directly affect our cost of additional capital.

WE MAY NOT SUCCEED IN ESTABLISHING THE "a21" BRAND

We may not be able to establish a21 as a brand in the stock photography industry, which would materially and adversely affect our business and operations.

SYSTEMS FAILURES AND SECURITY BREACHES MAY HARM OUR BUSINESS

Any failure of the technology systems of our planned acquisitions or breach of security of the systems of our planned acquisitions, or the perception of a failure or breach of security could materially and adversely impact our business both in terms of our customers trust in us and our content providers trust in us to safeguard confidential and valuable information and assets.

PERIODIC FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control. Our revenue and operating results and stock price may vary from reporting period to reporting period based on factors that may include among others:

      o     unsuccessful integration of acquisitions;
      o     changes in the product mix offered by the planned acquisitions;
      o     changes in the customer base served by the acquisitions;
      o     changes in our ability to access capital;
      o     changes in our technology needs;
      o     changes in the pricing paradigm in the digital imaging market;
      o     changes in applicable laws and regulations;
      o     changes in our expected distribution channels;
      o     changes in the performance of our distributors;
      o     loss of our customers or content providers to our competitors;
      o changes in our competitors offering of new products or services, which are or are perceived to be, superior to the products and services offered by us; and
      o     changes in the economies of countries in which we do business.

CERTAIN PROVISIONS OF OUR CORPORATE DOCUMENTS AND TEXAS CORPORATE LAW MAY DETER A THIRD PARTY FROM ACQUIRING OUR COMPANY

Our Board of Directors has the authority to issue preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote, approval or action by our stockholders. This authority may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of our company. This could occur even if our stockholders consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock by the Board of Directors, along with certain provisions of Texas law, may have the effect of delaying, deterring or preventing a takeover of our company.

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

ITEM 2. PROPERTIES

In April 2004, the Company contracted with an institutional buyer to sell SuperStock, Inc.'s 73,000 square foot facility in Jacksonville, Florida for $7,500,000. Upon the closing of the transaction, which is expected in June 2004, the Company will enter into a long term lease of the premises with the buyer. With the proceeds, the Company intends to repay its current mortgage note of $4,047,504, reduce other liabilities and add to working capital for operations and acquisitions. The Company intends to sublet any unused space.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2003.

                                    PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is currently trading on the OTC Bulletin Board under the symbol "ATWO" and has been trading under this ticker symbol since May 2002. Prior to May 1, 2002, our common stock was traded under the symbol "SGXK". From May 23, 2003 until August 28, 2003, our common stock traded on the "Pink Sheets."

The following table sets forth, for each of the quarterly periods for the year ended December 31, 2002, the high and low closing sale prices of our common stock as reported on the OTC Bulletin Board and for each of the quarterly periods for the year ended December 31, 2003, the high and low bid prices of our common stock as reported on the OTC Bulletin Board. The bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                High                 Low

Year Ended December 31, 2002
  First Quarter                                $ 2.36              $ 0.23
  Second Quarter                                 0.87                0.11
  Third Quarter                                  1.10                0.12
  Fourth Quarter                                 0.40                0.15

Year Ended December 31, 2003
  First Quarter                                $ 0.31              $ 0.17
  Second Quarter                                 0.22                0.02
  Third Quarter                                  0.22                0.06
  Fourth Quarter                                 0.22                0.07


HOLDERS

There were approximately 1,400 holders of record of our common stock on March 31, 2004.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

SALES OF UNREGISTERED SECURITIES

The following unregistered securities have been issued by the Company (and not previously reported) during the period covered by this report in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933:

o In October 2003, the Company issued 22,500 shares of its common stock for compensation to a consultant of the Company who was acting as Chief Operating Officer at $0.20 per share valued at $4,500.

o In January 2004, the Company granted options to purchase 577,941 and 1,505,514 shares of its common stock at $0.30 per share to the President and Chairman of the Company, respectively, in connection with services rendered to the Company.

o In February 2004, the Company issued 22,500 shares of its common stock for compensation to a consultant of the Company who was acting as Chief Operating Officer at $0.50 per share valued at $11,250.

o In February 2004, as part of the financing to acquire all of the voting common stock, representing 83% of the outstanding equity of SuperStock, Inc., the Company issued 18,000,000 shares of its common stock for cash consideration of $3,000,000 from an unaffiliated investor, Barron Partners, L.P., and the exchange of $600,000 due from the Company to a director, and entities controlled by the Company's Chairman, President and a director.

      o In February 2004, the Company granted warrants to purchase 5,508,000 shares of its common stock at $0.20 per share in connection with the issuance of the above shares.

      o In February 2004, the Company granted warrants to purchase 5,508,000 shares of its common stock at $0.225 per share in connection with the issuance of the above shares. The warrants are callable under certain circumstances if the Company's common stock trades at or above $.50 per share.

      o In February 2004, the Company granted warrants to purchase 5,508,000 shares of its common stock at $0.45 per share in connection with the issuance of the above shares. The warrants are callable under certain circumstances if the Company's common stock trades at or above $1.00 per share.

      o In February 2004, the Company granted warrants to purchase 4,406,400 shares of its common stock at $0.90 per share in connection with the issuance of the above shares. The warrants are callable under certain circumstances if the Company's common stock trades at or above $1.35 per share.

      o In February 2004, the Company granted warrants to purchase 4,406,400 shares of its common stock at $1.35 per share in connection with the issuance of the above shares. The warrants are callable under certain circumstances if the Company's common stock trades at or above $2.00 per share.

      o In February 2004, the Company issued 450,000 shares of its common stock to an investment banking firm as part of the consideration for the placement of the above common shares and warrants.

o In February 2004, as part of the SuperStock acquisition, the Company issued six (6) month unsecured promissory notes in the aggregate principal amount of $1,050,000 which accrue interest at 12% per annum and which are extendable automatically to twelve (12) months.

      o In February 2004, the Company granted warrants to purchase 630,000 shares of its common stock at $0.45 per share in connection with the issuance of the above promissory notes. The warrants are callable under certain circumstances if the Company's common stock trades at or above $1.00 per share.

      o In February 2004, the Company granted warrants to purchase 63,000 shares of its common stock at $0.45 per share to an investment banking firm in connection with the placement of the above promissory notes. The warrants are callable under certain circumstances if the Company's common stock trades at or above $1.00 per share.

o In February 2004, as part of the SuperStock acquisition, SuperStock, Inc. issued twenty-four (24) month convertible subordinated notes in the aggregate principal amount of $1,250,000 which bear interest at 12% per annum for the initial six months, 13.5% for the next twelve months, and 15% for the final six months. Interest accrues for the first nine (9) months.

      o In February 2004, the Company granted warrants to purchase 312,500 shares of its common stock at $0.45 per share in connection with the issuance of the above convertible subordinated notes. The warrants are callable under certain circumstances if the Company's common stock trades at or above $1.00 per share.

      o In February 2004, the Company granted warrants to purchase 312,500 shares of its common stock at $0.90 per share in connection with the issuance of above convertible subordinated notes. The warrants are callable under certain circumstances if the Company's common stock trades at or above $1.35 per share.

      o In February 2004, the Company granted warrants to purchase 312,500 shares of its common stock at $1.35 per share in connection with the issuance of above convertible subordinated notes. The warrants are callable under certain circumstances if the Company's common stock trades at or above $2.00 per share.

o In February 2004, as part of the SuperStock acquisition, in consideration for the sale and purchase of such shares, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock which is exchangeable into 5,000,151 shares of a21 common stock.

o In February 2004, as part of the SuperStock acquisition, in consideration for the sale and purchase of such shares, in addition to $2,600,625 in cash, the sellers received a twelve (12) month secured note in the amount of $1,576,250 that initially pays an interest rate of Libor plus 1.9% per annum.

o In February 2004, as part of the SuperStock acquisition, the Company granted warrants to the sellers to purchase 160,000 shares of a21 common stock at $0.56 per share.

o In February 2004, as part of the SuperStock acquisition, the Company repaid a $1,700,000 credit facility of SuperStock and paid $500,000 of the outstanding principal of a note secured by a first mortgage on the SuperStock Facility.

o In February 2004, as part of the SuperStock acquisition, the Company issued the sellers and one of their advisors 573,589 shares of its common stock for $149,539 cash consideration.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in "Item 7. Financial Statements."

PLAN OF OPERATION

Currently, the Company believes it has sufficient cash for operations for the next twelve (12) months. The Company is planning to raise additional capital from time to time to reduce its debt, provide working capital for operations, and additional acquisitions. The Company expects to raise capital in the form of equity, debt and through asset sales. In this regard, in April 2004, the Company contracted with an institutional buyer to sell SuperStock, Inc.'s 73,000 square foot facility in Jacksonville, Florida for $7,500,000. Upon the closing of the transaction, which is expected in June 2004, the Company will enter into a long term lease of the premises with the buyer. With the proceeds, the Company intends to repay its current mortgage note of $4,047,504, reduce other liabilities and add to working capital for operations and acquisitions. The Company intends to sublet any unused space. The Company may add additional employees from time to time over the next twelve (12) months on an as needed basis as determined by management. There is no guarantee management will be successful in achieving the above. If the Company is unable to raise additional capital, then the Company may not be able to fully execute its business plan.

Prior to the acquisition of SuperStock, Inc., without additional capital, our capital resources were insufficient to support the existing and anticipated levels of business unless the Company was able to continue to accrue certain of its expenses and finance its expenses through accounts payable as it had in the past. The Company had been funding its operations through an increase in accounts payable in addition to capital that it had raised from various equity and debt financings. The Company had experienced cash shortages and inability to pay its obligations from time to time in 2002 and 2003. A significant portion of its current liabilities was past due. These conditions raised doubt about the Company's ability to continue as a going concern.

Reverse Acquisition With Saratoga Holdings, Inc.

a21, Inc. was incorporated in the State of Texas in October 1998, under the name Saratoga Holdings I, Inc. On April 18, 2002, Agence 21, Inc. entered into an exchange agreement with the registrant, then named Saratoga, and a21 Acquisition LLC, a wholly owned subsidiary of Saratoga.

On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of three shares of Agence for each share of common stock of Saratoga held by a21 Acquisition. The aggregate of 9,245,000 shares of the Company's common stock issued to Agence's shareholders represented 83.3% of the outstanding common stock of Saratoga. The remaining 3,680,000 shares of common stock of Saratoga are held by a21 Acquisition will be retired April 30, 2004. The minority shareholders of Agence hold 4,887,000 shares of common stock in Agence representing a 15.7% minority interest in the subsidiary, which the holders could have exchanged into 1,629,000 common shares of the Company prior to the expiration of the exchange agreement. 4,062,000 of the Nonexchanged Shares were issued to a founder upon formation of Agence. 825,000 of the Nonexchanged Shares were issued as consideration for services. Effective with the closing of the exchange, Saratoga changed its name to a21, Inc.

The exchange was accounted for as a reverse acquisition, since the former shareholders of Agence acquired a majority of the outstanding common stock of Saratoga. Accordingly, the combination of Agence and Saratoga was recorded as a recapitalization of Agence pursuant to which Agence will be treated as the continuing entity for accounting purposes, and the historical financial statements are those of Agence. a21 Acquisition and Agence continue to operate as wholly and majority owned subsidiaries of the registrant.

Acquisition of Superstock, Inc.

As of February 29, 2004, a21 completed the acquisition all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc. SuperStock's primary assets include approximately 900,000 images that it either owns or licenses from third parties, an approximately 73,000 square foot facility in Jacksonville Florida, receivables from its customers and cash.

In consideration for the sale and purchase of all of the voting common stock of SuperStock, the sellers received:

      o 1,666,717 shares of non-voting participating preferred stock of SuperStock which is exchangeable into 5,000,151 shares of a21 common stock;

      o     $2,600,625 in cash;

      o a fourteen (14) month secured note in the amount of $1,576,250 that initially pays an interest rate of Libor plus 1.9% per annum.

In addition, the Company granted warrants to the sellers to purchase 160,000 shares of a21 common stock at $0.56 per share and issued the sellers and one of their advisors 573,589 shares of its common stock for $149,539 in cash. Final adjustments will be made to the purchase price after finalization of SuperStock's closing balance sheet. The sellers may also receive up to $1,500,000 should SuperStock's revenue achieve certain projections for the four year period after closing.

OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

ITEM  7. FINANCIAL STATEMENTS

   Report of independent auditors                                         F-1

   Report of previous independent auditors                                F-2

   Consolidated balance sheet as of December 31, 2003                     F-3

   Consolidated statements of operations for the years ended
   December 31, 2003 and 2002 and for the period from
   September 19, 2000 (inception) to December 31, 2003                    F-4

   Consolidated statements of changes in stockholders' equity (capital deficit) for the years ended December 31, 2003 and 2002 and for the
   period from September 19, 2000 (inception) to December 31, 2003        F-5

   Consolidated statements of cash flows for the years ended
   December 31, 2003 and 2002 and for the period from
   September 19, 2000 (inception) to December 31, 2003                    F-12

   Notes to consolidated financial statements                             F-13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the evaluation date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS IN COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and positions of the executive officers and directors of the Company:

       Name             Age                         Position
-------------------- --------- -------------------------------------------------

Albert H. Pleus          42      Chairman, Director and Principal Financial
                                 Officer

Haim Ariav               39      President, Principal Executive Officer and
                                 Director Nominee

Vincent C. Butta         42      Director

Luke A. Allen            40      Director

Thomas V. Butta          47      Director

Philip N. Garfinkle      43      Director

C. Donald Wiggins        55      Director Nominee

Each director serves until the next annual meeting of stockholders and until his respective successor is elected and qualified, or until his earlier resignation. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships between or among any of the executive officers or directors of the Company other than the relationship between Mr. Thomas V. Butta and Mr. Vincent C. Butta.

Albert H. Pleus has been Chairman of the Company since its inception. Mr. Pleus has also served as the Principal Financial Officer of the Company since August 2001. Mr. Pleus started his career at Morgan Stanley, and over the last 10 years has focused on investment banking as well as in principal investment roles. From 1996 to 1999, Mr. Pleus was a Managing Director at Convergence Capital, Inc., an investment banking boutique focused on cross border mergers, acquisitions and financings. From 1999 to present, Mr. Pleus has been President of Whitney Holdings, Inc., which provides financial, strategic consulting and advisory services to developing businesses, and is also a shareholder of the Company. Mr. Pleus received his BS and MS degrees from MIT and holds an MBA degree from Stanford University.

Haim Ariav has been President of the Company since March 2002, and has been with the Company since February 2001, as Chief Creative Officer. He is also a Director Nominee. Prior to joining the Company in February 2001, Mr. Ariav was the Senior Vice President and Chief Creative Officer of DVCi Technologies. DVCi acquired Muffin-Head Productions, Inc. in 1998, a company Mr. Ariav founded in 1993, which specialized in web design and production. Mr. Ariav was the Founder and President of Muffin-Head from its inception. Prior to founding Muffin-Head, Mr. Ariav was a successful fashion and beauty photographer. Mr. Ariav controls Glossy Finish, LLC, which is also a shareholder of the Company. Mr. Ariav received his BA degree from Brooks Institute of Photography.

Vincent C. Butta has been a Director of the Company since July 2001. He served as Vice Chairman of the Company from March 2002 through March 2004, and also served as Chief Executive Officer from January 2001 through February 2002. Mr. Butta has been the President of Dashing Diva since May 2003. Mr. Butta was Chief Executive Officer of BFF Merchandising Group, a division of Adpads Incorporated, from February 2002 through April 2003. From 1995 to 2000, Mr. Butta was employed by ADC, Inc., a point of purchase display manufacturing company, where he held senior sales and marketing positions and became President in 1999. Additionally, Mr. Butta acted as a consultant, principal and Board member of various privately-held businesses including business to business Internet companies, marketing companies, and other early stage companies. He received his BA degree in Marketing & Advertising from Pepperdine University. Mr. Butta is the brother of Thomas V. Butta, a Director of the Company.

Luke A. Allen has been a Director of the Company from its inception. Since 1994, Mr. Allen has been President of C.R.Allen & Co., Inc., a private investment company with interests ranging from biotech, Internet, and software companies to radio and media. Also, since 1994, Mr. Allen has been Chairman of Westbrook Technologies, Inc., a computer software company specializing in document management technology. Mr. Allen is also involved with various family investment interests through Allen & Company, the New York investment bank. Mr. Allen received his BA degree from Duke University. Mr. Allen's family controls LCA Capital Partners I, Inc., a shareholder of the Company.

Thomas V. Butta is a Director of and an advisor to the Company. Mr. Butta was the Executive Vice President and Chief Marketing Officer of PTC, a $650 million design engineering software company where he has worked since November 2001. Prior to joining PTC, Mr. Butta was the Chief Marketing Officer of CommerceQuest from August 2000 to August 2001 and of Red Hat from June 1999 to June 2000. From July 1996 to June 1999, Mr. Butta served as Chief Executive Officer of FGI Inc., a strategic marketing, research and communications firm in Chapel Hill, North Carolina and New York City. Mr. Butta received his BA degree from Hamilton College and has attended Executive Education programs at Harvard Business School. Mr. Butta is the brother of Vincent C. Butta, a Director of the Company.

Philip N. Garfinkle has been a Director of the Company since June 2003. He has been an advisor to the Company since September 2002. Since November 1999, Mr. Garfinkle has been President, Chief Executive and Chairman of Navig8US.com LLC, an executive advisory company. From November 1996 to December 2001, Mr. Garfinkle was a member of the Board of Directors of PhotoNet Japan (a company that completed an initial public offering in Japan in March 2002). From September 1999 to September 2000, Mr. Garfinkle was founder, President and a member of the Board of Directors of Yazam.com Inc., a worldwide venture capital organization (which was purchased by US Technologies in 2001). From September 1995 to May 2000, Mr. Garfinkle was President, Chief Executive Officer and Chairman of PictureVision, Inc., a digital imaging concern that introduced online photo processing to consumers, which he founded and was sold to Kodak in February 1998. He also served as general manager of Network Services for Kodak from February 1998 until August 1999. Mr. Garfinkle received his BS degree in commerce and engineering from Drexel University.

C. Donald Wiggins is a Director Nominee of the Company. He is president of Business Valuation, Inc., a firm specializing in business valuations, and Heritage Capital Group, a firm specializing in mergers and acquisitions of middle market companies. He has been with both companies since 1989. He is a member of the American Society of Appraisers, the Financial Executives Institute, Association for Corporate Growth, the AICPA and the Florida Institute of CPAs. Mr. Wiggins has published in such journals as Valuation, Business Valuation Review, Financial Analysts Journal, Financial Executive, and Management Accounting. He holds the professional designations of ASA, CPA, and CVA and is a Licensed Real Estate Broker and Registered Securities Principal. Mr. Wiggins received his BBA and MBA degrees from Georgia Southern University and a DBA from Louisiana Tech University in 1976.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The board of directors has established a separately designated stand alone audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act, which is currently comprised of Luke A. Allen and Philip N. Garfinkle. They are both considered independent as that term is used under the Securities Exchange Act. There is currently no audit committee financial expert on the Audit Committee. The Board of Directors has determined that the Director Nominee,
C. Donald Wiggins, is a financial expert and is considered independent.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not applicable.

CODE OF ETHICS

On April 7, 2004, we provided the Board of Directors with a draft code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. We expect to adopt the Code of Ethics at our next Board of Director's meeting scheduled for May 4, 2004. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code. The Code is available to stockholders upon request to Haim Ariav, info@a2lgroup.com, without charge.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Principal Executive Officer at December 31, 2003 and to the four other executive officers at December 31, 2003 whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2003 (collectively, the "named executive officers"):

                                            SUMMARY COMPENSATION TABLE

                                                                                               RESTRICTED
                                                                           OTHER ANNUAL           STOCK       STOCK
                                                             SALARY        COMPENSATION           AWARDS     OPTIONS
      NAME                   POSITION             YEAR        ($)              ($)                 ($)         (#)
---------------     ---------------------         ----       ------        ------------           ------     -------
Albert H. Pleus     Chairman / Prin. Fin.         2003                       $180,000   (a)
                    Officer

                    Chairman / Prin. Fin.         2002                        $65,000   (a)     $21,500
                    Officer

                    Chairman/ Prin. Fin. Officer  2001                        $50,000   (a)


Haim Ariav          President / Prin. Exec.       2003      $180,000 (b)
                    Officer

                    President / Prin. Exec.       2002       45,000  (b)                                     710,000
                    Officer

                    Chief Creative Officer        2001       32,145  (b)                                     266,667

Vincent C. Butta    Vice Chairman                 2003               (c)

                    Vice Chairman                 2002               (c)                                     140,000

                    Chief Executive Officer       2001       96,017  (c)                                     400,000

(a) For 2003, includes $75,000 of consulting fees paid to Mr. Pleus's consulting firm, Whitney Holdings, Inc. ($0 in cash and $75,000 in common stock), and $105,000 of accrued but unpaid fees due to Whitney Holdings, Inc., but excludes $30,000 of 2002 consulting fees paid to Whitney Holdings, Inc. ($0 cash and $30,000 in common stock) which were included as accrued in 2002. For 2002, includes $35,000 of consulting fees paid to Mr. Pleus ($20,000 in cash and $15,000 in common stock) and $30,000 of accrued but unpaid consulting fees due to Mr. Pleus but excludes $115,000 of accrued but unpaid consulting fees for 2002 that was waived by Mr. Pleus in 2002. For 2001, includes $50,000 of consulting fees paid to Mr. Pleus but excludes $130,000 of accrued but unpaid consulting fees for 2001 that was waived by Mr. Pleus in 2002.

(b) Mr. Ariav has served as President and principal executive officer since February 2002 and has been an employee of the Company since February 2001. For 2003, includes $75,000 of salary paid to Mr. Ariav ($0 in cash and $75,000 in common stock) and $105,000 of accrued but unpaid salary to Mr. Ariav, but excludes $45,000 of 2002 salary, that was paid ($0 cash and $45,000 common stock) which were included as accrued in 2002. For 2002, includes $45,000 of accrued but unpaid salary to Mr. Ariav but excludes $112,500 of accrued but unpaid salary that was waived by Mr. Ariav in 2002. During 2002, Mr. Ariav was also granted 310,000 options under the Company's stock option plan and 400,000 non-plan options (which are on substantially the same terms as plan options). For 2001, includes $32,145 of salary paid to Mr. Ariav but excludes $105,355 of accrued but unpaid salary that was waived by Mr. Ariav in 2001. During 2001, Mr. Ariav was also granted 266,667 non-plan options (which are on substantially the same terms as plan options).

(c) Mr. Butta served as Chief Executive Officer from January 2001 until February 2002. For 2003, Mr. Butta received no compensation from the Company. For 2002, excludes $37,500 of accrued but unpaid salary for 2002 that was waived by Mr. Butta in 2002. During 2002, Mr. Butta was granted 140,000 options under the Company's stock option plan. For 2001, includes $96,017 of salary paid to Mr. Butta but excludes $95,650 of accrued but unpaid salary for 2001 that was waived by Mr. Butta in 2001. During 2001, Mr. Butta was also granted 400,000 non-plan options (which are on substantially the same terms as plan options).

STOCK OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not grant any stock options or stock appreciation rights during the last fiscal year.


STOCK OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END STOCK OPTION/SAR VALUES

The following table sets forth the total number of exercisable and unexercisable stock options held by each of our executive officers named in the Summary Compensation Table as of December 31, 2003. No options to purchase our common stock were exercised by any of our executive officers during 2003 and no stock appreciation rights were outstanding at December 31, 2003.

                       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                  UNDERLYING UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                       AT DECEMBER 31, 2003           AT DECEMBER 31, 2003(1)
                  ------------------------------   ----------------------------
      NAME         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------  ------------    -------------    -----------    -------------

Albert H. Pleus      116,667            0              $0              $0

Haim Ariav           976,667            0              $0              $0

Vincent C. Butta     140,000            0              $0              $0

(1) Based upon the closing sales price of our common stock on December 31, 2003 of $0.08.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Pursuant to a three year consulting agreement, dated September 14, 2002, between the Company and Mr. Albert Pleus, Mr. Pleus agreed to serve as a consultant to the Company as well as act as Chairman of the Board of Directors, effective as of October 1, 2002. Under the consulting agreement, Mr. Pleus is entitled to receive consulting fees at the rate of $15,000 per month, subject to increase in an amount to be determined at such time as the Company either has received an aggregate of $2,000,000 in financing or completed at least two acquisitions. If the Company is unable to pay the consulting fees in cash, it may issue to Mr. Pleus either shares of unrestricted common stock of the Company with a market value of 150% of the amount of the cash compensation due or shares of restricted common stock of the Company with a market value of 200% of the amount of the cash compensation due. Since the effective date of the consulting agreement through May 31, 2003, the Company has paid all of the compensation in the form of common stock and accordingly has issued to Mr. Pleus's consulting firm 1,138,005 restricted shares. Consulting fees since June 1, 2003, have accrued and remained unpaid as of December 31, 2003. All unvested stock and options except for performance options will vest immediately if the Company misses paying his cash compensation for four (4) months within a twelve (12) month time period or will vest twelve (12) months earlier than scheduled if the Company misses paying his cash compensation for more than two (2) months. In addition, the Company granted Mr. Pleus a performance option to purchase 300,000 shares of common stock, in the following amounts: 150,000 of which were to vest when the Company completed its first acquisition, 50,000 of which were to vest when the Company achieved an annual revenue run rate of at least $5,000,000 and 100,000 of which were to vest when the Company achieved an annual revenue run rate of at least $7,500,000, which options were exercisable at the exercise price of the lower of $1.50 or the 20-day average closing price. The performance options expired on December 31, 2003. In addition, Mr. Pleus is entitled to receive an additional 300,000 shares of common stock if the Company is acquired at a valuation in excess of $2.50 per share and to participate in such other bonus programs as the Board of Directors may from time to time provide consistent with those provided to similarly situated consultants or executives. The consulting agreement is for a term of three years, but may be terminated by Mr. Pleus upon 90 days' notice or by the Company upon 180 days notice; provided, however that in the event of termination without cause (as defined in the consulting agreement), Mr. Pleus will be entitled to continue to receive his annual base compensation for the term of any non-competition agreement which he may enter into with the Company.

Pursuant to a two year agreement, dated September 14, 2002, between the Company and Mr. Haim Ariav, Mr. Ariav agreed to continue to serve as President of the Company, effective as of October 1, 2002. Under the agreement Mr. Ariav is entitled to receive a salary at the rate of $15,000 per month. Mr. Ariav will also be entitled to receive a cash bonus of up to 75% of his base compensation based on to be determined sales and profitability targets. If the Company is unable to pay his compensation in cash, it may issue to Mr. Ariav either shares of unrestricted common stock of the Company with a market value of 150% of the amount of the cash compensation due or shares of restricted common stock of the Company with a market value of 200% of the amount of the cash compensation due. Since the effective date of the agreement through May 31, 2003, the Company has paid all of the compensation in the form of common stock and accordingly has issued to Mr. Ariav's firm 1,138,005 restricted shares. Consulting fees since

June 1, 2003 have accrued and remained unpaid as of December 31, 2003. All unvested stock and options except for performance options will vest immediately if the Company misses paying his cash compensation for four months within a 12 month time period or will vest twelve months earlier than scheduled if the Company misses paying his cash compensation for more than two months. Mr. Ariav was also issued options to purchase 400,000 shares of common stock, 160,000 of which options vested on November 1, 2002 and are exercisable at $.50 per share, 120,000 of which options vested on May 1, 2003 and are exercisable at $1.00 per share and 120,000 of which options will vest on May 1, 2004 and are exercisable at $1.50 per share, and all of which expire on May 1, 2007. All 400,000 have currently vested. The Company granted Mr. Ariav a performance option to purchase 300,000 shares of common stock, if the following events occured in 2003 and in the following amounts: 150,000 of which were to vest when the Company completed its first acquisition, 50,000 of which were to vest when the Company achieved an annual revenue run rate of at least $5,000,000 and 100,000 of which were to vest when the Company achieved an annual revenue run rate of at least $7,500,000, which options are exercisable at the exercise price of the lower of $1.50 or the 20-day average closing price. The performance options expired on December 31, 2003. In addition, Mr. Ariav is entitled to receive an additional 300,000 shares of common stock if the Company is acquired at a valuation in excess of $2.50 per share and to participate in such other bonus programs as the Board of Directors may from time to time provide consistent with those provided to similarly situated consultants or executives. The agreement is for a term of two years, but may be terminated by Mr. Ariav upon 90 days' notice or by the Company upon 180 days notice; provided, however that in the event of termination without cause (as defined in the agreement), Mr. Ariav will be entitled to continue to receive his annual base compensation for the term of any non-competition agreement which he may enter into with the Company.

DIRECTOR COMPENSATION

      During 2003, the outside directors did not receive any fees for attending Board meetings. As set forth above, certain directors have consulting agreements with the Company. Each director was only reimbursed for all reasonable and necessary cost and expenses incurred as a result of being a Director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2004, each person known by the Company to be (i) the beneficial owner of more than five percent of the Company's common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Except as note, each person has sole voting and investment power with respect to the shares shown.

    NAME AND ADDRESS OF        AMOUNT OF BENEFICIAL
     BENEFICIAL OWNER               OWNERSHIP             PERCENTAGE OF CLASS
    -------------------        --------------------       -------------------

Albert H. Pleus                   5,375,274 (1)                 13.33%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

Vincent C. Butta                  1,115,500 (2)                   2.92%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

Haim Ariav                        3,180,610 (3)                   7.98%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

Luke A. Allen                     7,115,599 (4)                  17.17%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

LCA Capital Partners I,           6,290,100 (5)                  15.18%
Inc.
c/o Luke A. Allen
711 Fifth Avenue
New York, NY  10022

Thomas V. Butta                    544,283 (6)                    1.42%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

Philip Garfinkle                   419,250 (7)                    1.09%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

Barron Partners L.P.              36,114,000 (8)                 61.02%
730 Fifth Avenue, 9th Floor
New York, NY  10019

James Ong                         2,668,751 (9)                   6.6%
109 Lamplighter Island
Court
Ponte Vedra Beach, FL
32082

C. Donald Wiggins                  50,000 (10)                    0.13%
Heritage Capital Group, Inc.
225 Water Street, Suite 1250
Jacksonville, Florida 32202

All Directors, Director         17,800,516(1)(2)(3)              38.54%
Nominees and Executive             (4)(6)(7)(10)
Officers as a Group
(7 Persons)

(1) Includes 1,406,667 shares held directly by Mr. Pleus; 1,046,338 shares held by Whitney Holdings, Inc. and 533,334 shares held by Whitney Holdings Group LLC, which are controlled by Mr. Pleus; 133,334 shares held by the Albert Pleus Family Trust of which Mr. Pleus is trustee; options to purchase 116,667 shares; options to purchase 1,505,514 shares; and warrants held by Whitney Holdings, Inc. to purchase 633,420 shares. Does not include 2,922,000 shares and warrants to purchase 3,368,100 shares held by LCA Capital Partners I, Inc., in which Mr. Pleus is a minority shareholder.

(2) Includes 975,500 shares held directly by Mr. Butta; and options to purchase 140,000 shares.

(3) Includes 66,667 shares held directly by Mr. Ariav; 1,313,005 shares held by Glossy Finish LLC which is controlled by Mr. Ariav; options to purchase 266,667 shares; options to purchase 310,000 shares; options to purchase 400,000 shares; options to purchase 577,941 shares; and warrants held by Glossy Finish LLC to purchase 246,330 shares.

(4) Includes 825,499 shares held directly by Mr. Allen; 2,922,000 shares and warrants to purchase 3,368,100 shares held by LCA Capital Partners I, Inc., which is controlled by Mr. Allen.

(5) Includes 2,922,000 shares and warrants to purchase 3,368,100 shares held by LCA Capital Partners I, Inc. which is controlled by Mr. Allen.

(6) Includes 235,000 shares held directly by Mr. Butta; 50,000 shares held by Mr. Butta's immediate family; warrants to purchase 50,000 shares; warrants to purchase 175,950 shares; and warrants to purchase 33,333 shares.

(7) Includes 129,250 shares held directly by Mr. Garfinkle; warrants to purchase 50,000 shares; and warrants to purchase 240,000 shares held by Navig8US.com
LLC, of which Mr. Garfinkle is the managing member.

(8) The information in this note (8) and in the table is based solely upon the Company's records. Includes 15,000,000 shares held by Barron Partners, L.P.; warrants to purchase 4,590,000 shares; and warrants to purchase 3,672,000 shares. Pursuant to the Stock Purchase Agreement dated January 2, 2004, 28% of these shares are to be voted as the Company's Board of Directors may direct.

(9) Includes 287,889 shares held directly by Mr. James Ong; warrants to purchase 43,998 at $.56; and participating preferred of SuperStock which is exchangeable into 2,336,874 shares of the Company. Mr. James Ong is a former shareholder of SuperStock.

(10) Includes 50,000 shares held by C. Donald Wiggins who is the Director Nominee of Mr. James Ong, one of the selling shareholders of SuperStock.

                      EQUITY COMPENSATION PLAN INFORMATION

Below is a summary of options outstanding and options available for future issuance at December 31, 2003:

                               NUMBER OF
                           SECURITIES TO BE
                              ISSUED UPON
                              EXERCISE OF
                               OPTIONS,                        NUMBER OF SHARES
                              WARRANTS &                         AVAILABLE FOR
                                RIGHTS       WEIGHTED AVERAGE   FUTURE ISSUANCE
      PLAN CATEGORY           OUTSTANDING     EXERCISE PRICE          (1)
-------------------------  ----------------  ----------------  -----------------

Equity compensation plans      1,335,000           $0.25            496,264
  approved by security
  holders

Equity compensation plans      1,950,001           $0.67
  not approved by
  security holders (2)

(1) The formula used to calculate the 496,264 shares available for future issuance is the total 3,000,000 shares authorized for issuance under the Plan less options granted under the Plan, not including those assumed in connection with business combinations, plus options that have lapsed, less 1,168,736 shares granted to consultants, employees, officers, and directors of the Company.

(2) The 1,950,001 shares in the table above represent options to purchase 1,279,168 shares and warrants to purchase 670,833 shares remaining under grants made outside of the Plan in 2000 to 2003 to employees, consultants, directors and officers. The terms of these options are substantially identical to those granted under the Plan.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF SUPERSTOCK, INC.

As of February 29, 2004, a21 completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc., a licensor of stock images to primarily the advertising and publishing industries. SuperStock's primary assets include approximately 900,000 images that it either owns or licenses from third parties, an approximately 73,000 square foot facility in Jacksonville, Florida, receivables from its customers and cash. SuperStock is now a subsidiary of a21.

In consideration for the sale and purchase of the common stock of SuperStock, the sellers, including James Ong, the beneficial owner of more than 5% of the Company's common stock, received 1,666,717 shares of non-voting participating preferred stock of SuperStock which is exchangeable into 5,000,151 shares of a21 common stock, $2,600,625 in cash, and a fourteen (14) month secured note in the amount of $1,576,250 that initially pays an interest rate of Libor plus 1.9% per annum. In addition, the Company granted warrants to the sellers to purchase 160,000 shares of a21 common stock at $0.56 per share and issued the sellers and their advisors 573,589 shares of its common stock for $149,539 cash consideration. Final adjustments will be made to the purchase price after finalization of SuperStock's closing balance sheet. The sellers may also receive up to $1,500,000 should SuperStock's revenue achieve certain projections for the four year period after closing.

CONSULTING AGREEMENT WITH DIRECTOR

Pursuant to a consulting agreement, dated July 1, 2002, between the Company and Mr. Thomas V. Butta, a Director and brother of Vincent C. Butta, a Director, Mr. Butta agreed to serve as a consultant to the Company and to provide marketing and consulting services. As compensation for his services, the Company issued Mr. Butta a warrant to purchase 50,000 shares of common stock at an exercise price of $.25 per share and agreed to issue Mr. Butta 5,000 shares of common stock per month. The consulting agreement expired on May 31, 2003. We are currently discussing the terms of a new agreement with Mr. Butta.

STOCKHOLDER LOANS

From time to time shareholders, officers and directors of the Company have loaned the Company funds on terms that are as favorable as the Company could have received from unrelated third parties. As of December 31, 2003, LCA Capital Partners I, Inc., the beneficial owner of more than 5% of the Company's common stock, a company controlled by Luke Allen, a Director, and in which Albert Pleus, Chairman of the Company, is a minority shareholder, had advanced funds to the Company including accrued interest of $489,650. Subsequent to December 31, 2003, LCA agreed to convert $450,000 of the amounts due and owing into equity under the same terms and conditions as an unaffiliated investor who invested $3,000,000 in the Company in February 2004. LCA has been issued warrants to purchase 201,000 shares of the Company at prices from $.20 to $.30 in conjunction with the original notes. The balance due on the notes (less $450,000) is due June 30, 2004, and accrues interest at 12% per annum.

In addition, Mr. Allen, a Director, Mr. Pleus, Chairman of the Company, and Mr. Thomas Butta, a Director, loaned the Company $30,000, $15,000 and $25,000 directly during 2003, which along with accrued interest was outstanding as of December 31, 2003. Mr. Butta agreed to convert $25,000 of the amount due and owing into equity under the same terms and conditions as an unaffiliated investor who invested $3,000,000 in the Company in February 2004. The balance due on the remaining notes is due June 30, 2004, and accrues interest at 12% per annum.

ITEM  13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
---------  ---------------------------------------------------------------------

3.1(a) Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Texas on November 8, 1995 (1)

3.1(b) Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Texas filed on May 2, 2002 (2)

EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
---------  ---------------------------------------------------------------------

3.2        Bylaws of the Registrant, as amended to date (3)

10.1 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (4)

10.2 Amendment No. 1 to a21, Inc. 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (5)

10.3 Consulting Agreement, dated September 14, 2002, between the Registrant and Albert H. Pleus (6)

10.4 Employment Agreement, dated September 14, 2002, between the Registrant and Haim Ariav (6)

10.5 Consulting Agreement, dated July 1, 2002, between the Registrant and Thomas Butta (6)

10.6 Amended and Restated Stock Purchase and Recapitalization Agreement by and Among A21, Inc. and SuperStock, Inc., and Sellers Dated November 10, 2003, Amended February 20, 2004, and Amended and Restated February 29, 2004 (7)

10.7*      Amended and Restated Revolving Promissory Note dated as of
           February 29, 2004

10.8*      Form of Non-Negotiable 12% Promissory Note

10.9*      Form of Convertible Promissory Note

10.10* Stock Purchase Agreement between a21, Inc. and certain Investors (as listed on Schedule A) dated January 2, 2004

10.11*     Registration Rights Agreement dated January 2, 2004

10.12*     Mortgage and Security Agreement dated February 29, 2004

10.13*     Intercreditor Agreement dated February 29, 2004

10.14*     Sale and Purchase Agreement for the SuperStock Facility dated
           April 1, 2004

23.1*      Consent of Eisner LLP

23.2*      Consent of Marcum & Kliegman LLP

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2) Incorporated herein by reference to Exhibit No. 3.2 to the Registrant's Current Report on Form 8-K dated April 30, 2002, filed on May 15, 2002.

(3) Incorporated herein by reference to Exhibit No. 3.2 to the Registrant's Registration Statement on Form SB-2, filed on December 1, 1998.

(4) Incorporated herein by reference to Exhibit No. 4.1 to Registrant's Registration Statement on Form S-8, filed on April 25, 2002.

(5) Incorporated herein by reference to Exhibit No. 4.5 to Registrant's Registration Statement on Form S-8, filed on July 18, 2002.

(6) Incorporated herein by reference to Exhibit No. 10 to Registrant's Annual Report on Form 10-KSB, filed on May 20, 2003

(7) Incorporated herein by reference to Exhibit No. 2.1 to Registrant's Current Report on Form 8-K filed on March 15, 2004.

(b) REPORTS ON FORM 8-K:

Not Applicable.


ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2002 and until April 30, 2003, our principal independent auditor was Grassi & Co. CPAs, P.C. From May 1, 2003 to February 28, 2004, our principal independent auditor was Markum & Kliegman LLP. Thereafter, our principal independent auditor was Eisner LLP. The services of each were provided in the following categories and amount:


AUDIT FEES

The aggregate fees billed by Grassi & Co. CPAs, P.C. during the fiscal year ended December 2002 for the audit of the Company's annual financial statements for the for the years ended December 31, 2001 and 2002 in our Form 8-K and for the review of the financial statements in our Quarterly Reports on Form 10-QSB during the fiscal year ended December 2002 was $84,000.

The aggregate fees billed by Markum & Kliegman LLP for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2002 and for the review of the financial statements in our Quarterly Reports on Form 10-QSB during the fiscal year ended December 2003 were $122,000.

The aggregate fees proposed by Eisner LLP in the engagement letter for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003 is $50,000.

AUDIT RELATED FEES

There were no audit related fees paid to an outside accountant.

TAX FEES

There were no tax fees paid to an outside accountant.

ALL OTHER FEES

There were no other fees paid to an outside accountant.

PRE-APPROVAL OF SERVICES

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a21, Inc.

                                          By: /s/ HAIM ARIAV
                                              ----------------------------------
                                              HAIM ARIAV
                                              President and Principal
                                              Executive Officer

April 14, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 14, 2004, by the following persons on behalf of the Registrant and in the capacities indicated below:


               SIGNATURE                            TITLE (CAPACITY)
--------------------------------------   ---------------------------------------

/s/ ALBERT H. PLEUS                      Chairman, Director and Principal
----------------------------------       Financial Officer
ALBERT H. PLEUS

/s/ HAIM ARIAV                           President and Principal Executive
----------------------------------       Officer
HAIM ARIAV

/s/ VINCENT C. BUTTA                     Director
----------------------------------
VINCENT C. BUTTA

/s/ THOMAS V. BUTTA                      Director
----------------------------------
THOMAS V. BUTTA

/s/ LUKE A. ALLEN                        Director
----------------------------------
LUKE A. ALLEN

/s/ PHILIP N. GARFINKLE                  Director
----------------------------------
PHILIP N. GARFINKLE

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

a21, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of a21, Inc. and subsidiaries (a development stage enterprise) (the "Company") as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity (capital deficit) and cash flows for the year ended December 31, 2003 and for the period from September 19, 2000 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of a21, Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2003 and for the period from September 19, 2000 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company is in the development stage, has incurred net losses since inception and has working capital and capital deficit positions as of December 31, 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eisner LLP
------------------
New York, New York
March 30, 2004

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders
a21 Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, shareholders' equity (capital deficit), and cash flows of a21 Inc. and Subsidiaries (A Development Stage Enterprise) (the "Company") for the year ended December 31, 2002 and for the period from September 19, 2000 (Date of Inception) to December 31, 2002 (for which the consolidated statement of operations and cash flows are not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of a21 Inc. and Subsidiaries (A Development Stage Enterprise) referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2002 and for the period from September 19, 2000 (Date of Inception) to December 31, 2002 (which are not presented separately herein) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company is in the development stage, has incurred net losses since inception and expects to incur net losses for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Marcum & Kliegman LLP
----------------------------
New York, New York
May 22, 2003

CONSOLIDATED BALANCE SHEET
December 31, 2003

ASSETS
Current assets:
   Cash and cash equivalents                                                         $         1,000

Fixed assets, net                                                                             15,000
Other assets                                                                                  15,000
                                                                                     ---------------

                                                                                     $        31,000
                                                                                     ===============
LIABILITIES
Current liabilities:
   Accounts payable                                                                  $       556,000
   Accrued wages and payroll taxes (Note K[6])                                               340,000
   Accrued interest (including $53,000 to affiliates)                                         60,000
   Notes payable (including $509,000 to affiliates)                                          584,000
                                                                                     ---------------

      Total current liabilities                                                            1,540,000
                                                                                     ---------------


Commitments and other matters (Note K)

CAPITAL DEFICIT
Preferred stock; $.001 par value; 100,000 shares authorized; none issued
Common stock; $.001 par value; 100,000,000 shares authorized; 22,708,000 shares
   issued and 19,028,000 shares outstanding                                                   23,000
Additional paid-in capital                                                                 5,388,000
Treasury stock; 3,680,000 shares at cost                                                           0
Deficit accumulated during the development stage                                          (6,920,000)
                                                                                     ---------------

      Total capital deficit                                                               (1,509,000)
                                                                                     ---------------

                                                                                     $        31,000
                                                                                     ===============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          PERIOD FROM
                                                                                         SEPTEMBER 19,
                                                                                        2000 (INCEPTION)
                                                       YEAR ENDED DECEMBER 31,          TO DECEMBER 31,
                                                       2003              2002                 2003
                                                 ---------------   ---------------    ------------------
Expenses:
   Research and development                                        $       178,000    $          436,000
   General and administrative (1)                $     1,133,000         2,012,000             5,080,000
   Write-off of website development costs                                  843,000               843,000
   Loss on valuation of investment                        77,000           113,000               190,000
   Depreciation and amortization                          36,000            55,000               167,000
   Interest expense, net                                  87,000            90,000               204,000
                                                 ---------------   ---------------    ------------------

                                                       1,333,000         3,291,000             6,920,000
                                                 ---------------   ---------------    ------------------

Net loss                                         $    (1,333,000)  $    (3,291,000)   $       (6,920,000)
                                                 ===============   ===============    ==================

Net loss per share - basic and diluted           $          (.08)  $          (.30)
                                                 ===============   ===============

Weighted average common shares outstanding -
   basic and diluted                                  17,632,000        10,853,000
                                                 ===============   ===============


(1) General and administrative expenses are presented exclusive of depreciation and amortization, which is presented separately.


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)


                                                         PREFERRED STOCK                 COMMON STOCK
                                                  -----------------------------   -------------------------
                                                    NUMBER OF                        NUMBER OF
                                                      SHARES           AMOUNT         SHARES        AMOUNT
                                                  ------------     ------------   ------------   ----------
Balance, September 19, 2000 (inception)
Issuance of common stock for cash:
   at $0.00012 per share, September                                                  2,991,000   $     3,000
   at $0.03 per share, September - December                                          2,405,000         3,000
Issuance of preferred stock for cash (Note A):
   at $1.50 per share, October - December              317,000
Issuance of common stock for services:
   at $0.03 per share, October - November                                              300,000
Net loss
                                                  ------------                   -------------
Balance, December 31, 2000                             317,000                       5,696,000         6,000
Issuance of common stock for services:
   at $0.03 per share, January - February                                              333,000
Issuance of preferred stock for cash (Note A):
   at $1.50 per share, February                        100,000     $    1,000
   at $2.25 per share, February                         33,000
   at $2.25 per share, March                            33,000
   at $1.50 per share, June                             17,000
Issuance of common stock to acquire AdPads Series
   B preferred stock at $0.09 per share, December                                    1,000,000         1,000
Net loss
                                                  ------------    -----------    -------------
Balance, December 31, 2001                             500,000          1,000        7,029,000         7,000

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)


                                                                                         DEFICIT
                                                      TREASURY STOCK                   ACCUMULATED
                                                ----------------------   ADDITIONAL     DURING THE
                                                 NUMBER OF                 PAID-IN     DEVELOPMENT
                                                  SHARES      AMOUNT       CAPITAL        STAGE             TOTAL
                                                ----------- ----------  ------------  --------------    ------------
Balance, September 19, 2000 (inception)
Issuance of common stock for cash:
   at $0.00012 per share, September                                      $      1,000                  $       4,000
   at $0.03 per share, September - December                                    69,000                         72,000
Issuance of preferred stock for cash (Note A):
   at $1.50 per share, October - December                                     475,000                        475,000
Issuance of common stock for services:
   at $0.03 per share, October - November                                      17,000                         17,000
Net loss                                                                                $    (356,000)      (356,000)
                                                                         ------------   ------------- --------------

Balance, December 31, 2000                                                    562,000        (356,000)       212,000
Issuance of common stock for services:
   at $0.03 per share, January - February                                      10,000                         10,000
Issuance of preferred stock for cash (Note A):
   at $1.50 per share, February                                               149,000                        150,000
   at $2.25 per share, February                                                75,000                         75,000
   at $2.25 per share, March                                                   75,000                         75,000
   at $1.50 per share, June                                                    25,000                         25,000
Issuance of common stock to acquire AdPads
   Series B preferred stock at $0.09 per share,
December                                                                       89,000                         90,000
Net loss                                                                                   (1,940,000)    (1,940,000)
                                                                         ------------ --------------- --------------

Balance, December 31, 2001                                                    985,000      (2,296,000)    (1,303,000)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (CONTINUED)

                                                               PREFERRED STOCK                  COMMON STOCK
                                                       ---------------------------     ----------------------------
                                                         NUMBER OF                       NUMBER OF
                                                          SHARES          AMOUNT           SHARES          AMOUNT
                                                       ------------    -----------     -------------     ----------
 (brought forward)                                          500,000       $  1,000         7,029,000     $   7,000

 Exercise of stock options at $0.15 per share, March                                         800,000         1,000
 Issuance of common stock for 83,334 shares of AdPads
    Series A preferred stock at $0.15 per share, March                                       333,000
 Issuance of common stock for 83,334 shares of AdPads
    Series A preferred stock at $0.15 per share, April                                       333,000
 Issuance of common stock to a21 Acquisition                                               3,680,000         4,000
 Exercise of warrants at $0.15 per share                                                     250,000
 Issuance of common stock to shareholders of Saratoga
    Holding I, lnc. pursuant to the terms of the
    reverse acquisition agreement                                                          1,854,000         2,000
 Exchange of preferred stock for common stock pursuant
    to the terms of the reverse acquisition agreement      (500,000)        (1,000)          500,000         1,000
 Issuance of common stock for cash:
    at $0.40 per share, June                                                                  20,000
    at $0.60 per share, June                                                                 325,000         1,000
 Issuance of common stock for services:
    at $0.25 per share, May                                                                  166,000         1,000
    at $0.45 per share, May                                                                  100,000
    at $0.86 per share, July                                                                  50,000
    at $0.58 per share, August                                                               100,000
    at $0.50 per share, September                                                            115,000
    at $0.55 per share, September                                                             29,000
    at $0.60 per share, September                                                             10,000
    at $0.61 per share, September                                                             16,000
    at $1.67 per share, September                                                             40,000
    at $0.20 per share, October                                                              215,000
    at $0.50 per share, October                                                               50,000
                                                       ------------    -----------     -------------     ----------
 (carried over)                                                   0              0        16,015,000        17,000

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (CONTINUED)

                                                                                                 DEFICIT
                                                              TREASURY STOCK                   ACCUMULATED
                                                        ----------------------   ADDITIONAL     DURING THE
                                                         NUMBER OF                PAID-IN      DEVELOPMENT
                                                          SHARES      AMOUNT      CAPITAL         STAGE             TOTAL
                                                        ----------- ----------  -----------  --------------    ------------

 (brought forward)                                                              $   985,000   $  (2,296,000)   $(1,303,000)

 Exercise of stock options at $0.15 per share, March                                119,000                        120,000
 Issuance of common stock for 83,334 shares of
    AdPads Series A preferred stock at $0.15 per share,
    March                                                                            50,000                         50,000
 Issuance of common stock for 83,334 shares of
    AdPads Series A preferred stock at $0.15 per share,
    April                                                                            50,000                         50,000
 Issuance of common stock to a21 Acquisition             (3,680,000)                 (4,000)                             0
 Exercise of warrants at $0.15 per share                                             37,000                         37,000
 Issuance of common stock to shareholders of
    Saratoga Holding I, lnc. pursuant to the terms of the
    reverse acquisition agreement                                                    (2,000)                             0
 Exchange of preferred stock for common stock
    pursuant to the terms of the reverse acquisition
    agreement
 Issuance of common stock for cash:
    at $0.40 per share, June                                                          8,000                          8,000
    at $0.60 per share, June                                                        194,000                        195,000
 Issuance of common stock for services:
    at $0.25 per share, May                                                          42,000                         43,000
    at $0.45 per share, May                                                          45,000                         45,000
    at $0.86 per share, July                                                         43,000                         43,000
    at $0.58 per share, August                                                       58,000                         58,000
    at $0.50 per share, September                                                    58,000                         58,000
    at $0.55 per share, September                                                    16,000                         16,000
    at $0.60 per share, September                                                     6,000                          6,000
    at $0.61 per share, September                                                    10,000                         10,000
    at $1.67 per share, September                                                    67,000                         67,000
    at $0.20 per share, October                                                      43,000                         43,000
    at $0.50 per share, October                                                      25,000                         25,000
                                                        ----------- ----------  -----------  --------------    ------------
 (carried over)                                          (3,680,000)              1,850,000      (2,296,000)       (429,000)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (CONTINUED)


                                                               PREFERRED STOCK                  COMMON STOCK
                                                       ---------------------------     ----------------------------
                                                         NUMBER OF                       NUMBER OF
                                                          SHARES          AMOUNT           SHARES          AMOUNT
                                                       ------------    -----------     -------------     ----------
(brought forward)                                                 0    $         0        16,015,000     $   17,000
   at $0.62 per share, October                                                                26,000
   at $0.40 per share, November                                                               40,000
   at $0.40 per share, December                                                               40,000
Issuance of common stock for other liabilities:
   at $0.38 per share, September                                                             130,000
   at $0.60 per share, September                                                             251,000
   at $0.29 per share, December                                                              125,000
   at $0.26 per share, December                                                              400,000           1,000
   at $0.41 per share, December                                                              200,000
   at $0.90 per share, December                                                              153,000
Issuance of common stock for exercised convertible notes:
   at $1.50 per share, July                                                                  128,000
   at $2.25 per share, July                                                                  101,000
General release of liabilities for compensation and
   expenses by employee stockholders, September
Issuance of options and warrants for consulting
 services Issuance of options and
warrants for compensation Issuance of options and
 warrants for financing costs
Net loss for the year                                             0              0
                                                       ------------    -----------     -------------     ----------
BALANCE, DECEMBER 31, 2002                                                                17,609,000         18,000
Issuance of common stock for cash:
   at $0.20 per share, May                                                                   500,000          1,000
   at $0.28 per share, May                                                                   400,000
   at $0.10 per share, September                                                             500,000          1,000
Issuance of common stock for services:
   at $0.28 per share, January                                                               130,000
   at $0.21 per share, January                                                                50,000
   at $0.23 per share, April                                                                 100,000
   at $0.23 per share, May                                        0              0           120,000
                                                       ------------    -----------     -------------     ----------
(carried over)                                                    0              0        19,409,000         20,000

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (CONTINUED)


                                                                                              DEFICIT
                                                      TREASURY STOCK                        ACCUMULATED
                                                 ------------------------    ADDITIONAL     DURING THE
                                                   NUMBER OF                  PAID-IN       DEVELOPMENT
                                                    SHARES       AMOUNT       CAPITAL           STAGE            TOTAL
                                                 ------------ ----------- --------------  --------------   -------------
(brought forward)                                (3,680,000)              $  1,850,000    $  (2,296,000)   $    (429,000)
   at $0.62 per share, October                                                  16,000                            16,000
   at $0.40 per share, November                                                 16,000                            16,000
   at $0.40 per share, December                                                 16,000                            16,000
Issuance of common stock for other liabilities:
   at $0.38 per share, September                                                49,000                            49,000
   at $0.60 per share, September                                               150,000                           150,000
   at $0.29 per share, December                                                 36,000                            36,000
   at $0.26 per share, December                                                104,000                           105,000
   at $0.41 per share, December                                                 83,000                            83,000
   at $0.90 per share, December                                                138,000                           138,000
Issuance of common stock for exercised
   convertible notes:
   at $1.50 per share, July                                                    191,000                           191,000
   at $2.25 per share, July                                                    228,000                           228,000
General release of liabilities for
compensation and expenses by employee stockholders,
   September                                                                 1,447,000                         1,447,000
Issuance of options and warrants for
   consulting services                                                         191,000                           191,000
Issuance of options and warrants for
   compensation                                                                103,000                           103,000
Issuance of options and warrants for
   financing costs                                                              34,000                            34,000
Net loss for the year                                                                        (3,291,000)      (3,291,000)
                                               ------------               ------------    -------------     ------------
Balance, December 31, 2002                       (3,680,000)                 4,652,000       (5,587,000)        (917,000)
Issuance of common stock for cash:
   at $0.20 per share, May                                                      99,000                           100,000
   at $0.28 per share, May                                                     110,000                           110,000
   at $0.10 per share, September                                                49,000                            50,000
Issuance of common stock for services:
   at $0.28 per share, January                                                  37,000                            37,000
   at $0.21 per share, January                                                  10,000                            10,000
   at $0.23 per share, April                                                    23,000                            23,000
   at $0.23 per share, May                                                      28,000                            28,000
                                               ------------               ------------    -------------     ------------
(carried over)                                   (3,680,000)                 5,008,000       (5,587,000)        (559,000)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (CONTINUED)


                                                            PREFERRED STOCK                     COMMON STOCK
                                                       ---------------------------     ----------------------------
                                                         NUMBER OF                      NUMBER OF
                                                          SHARES          AMOUNT          SHARES        AMOUNT
                                                       ------------    -----------     -----------   ------------
(brought forward)                                               0       $      0       19,409,000    $    20,000

   at $0.23 per share, May                                                                 50,000
   at $0.23 per share, May                                                                375,000          1,000
   at $0.23 per share, May                                                                 36,000
   at $0.11 per share, June                                                                45,000
   at $0.40 per share, June                                                                85,000
   at $0.08 per share, June                                                                30,000
   at $0.08 per share, June                                                                50,000
   at $0.11 per share, June                                                             1,138,000          1,000
   at $0.10 per share, June                                                             1,013,000          1,000
   at $0.11 per share, August                                                             200,000
   at $0.10 per share, August                                                              25,000
   at $0.10 per share, September                                                          125,000
   at $0.50 per share, October                                                             23,000
Issuance of common stock for potential
 acquisition which did not close at $0.11
 per share, June                                                                          100,000
Issuance of warrants for consulting services
Issuance of warrants with notes payable
Adjustment for 4,274 shares issued, effective at
 merger                                                                                     4,000
Compensation for change in value of variable options
Net loss for the year
                                                     ------------    -----------    -------------

Balance, December 31, 2003                                      0       $      0       22,708,000    $    23,000
                                                     ============       ========    =============    ===========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (CONTINUED)


                                                                                                DEFICIT
                                                       TREASURY STOCK                         ACCUMULATED
                                                 ------------------------     ADDITIONAL      DURING THE
                                                  NUMBER OF                     PAID-IN       DEVELOPMENT
                                                    SHARES         AMOUNT       CAPITAL          STAGE          TOTAL
                                               ---------------   ---------   ------------    ------------- --------------
(brought forward)                                   (3,680,000)              $  5,008,000    $  (5,587,000) $    (559,000)

   at $0.23 per share, May                                                         12,000                          12,000
   at $0.23 per share, May                                                         87,000                          88,000
   at $0.23 per share, May                                                          8,000                           8,000
   at $0.11 per share, June                                                         5,000                           5,000
   at $0.40 per share, June                                                        34,000                          34,000
   at $0.08 per share, June                                                         2,000                           2,000
   at $0.08 per share, June                                                         4,000                           4,000
   at $0.11 per share, June                                                       119,000                         120,000
   at $0.10 per share, June                                                       104,000                         105,000
   at $0.11 per share, August                                                      22,000                          22,000
   at $0.10 per share, August                                                       2,000                           2,000
   at $0.10 per share, September                                                   12,000                          12,000
   at $0.50 per share, October                                                     11,000                          11,000
Issuance of common stock for potential
   acquisition which did not close at $0.11 per share, June                        11,000                          11,000
Issuance of warrants for consulting services                                       22,000                          22,000
Issuance of warrants with notes payable                                            28,000                          28,000
Adjustment for 4,274 shares issued, effective
   at merger                                                                                                            0
Compensation for change in value of variable
   options                                                                       (103,000)                       (103,000)
Net loss for the year                                                                           (1,333,000)    (1,333,000)
                                               ---------------   ---------   ------------    ------------- --------------

Balance, December 31, 2003                          (3,680,000)  $       0   $  5,388,000    $  (6,920,000) $  (1,509,000)
                                               ===============   =========   ============    =============  =============


See notes to consolidated financial statements

STATEMENTS OF CASH FLOWS

                                                                                                                PERIOD FROM
                                                                                                               SEPTEMBER 19,
                                                                               YEAR ENDED DECEMBER 31,        2000 (INCEPTION)
                                                                          ---------------------------------   TO DECEMBER 31,
                                                                                2003             2002               2003
                                                                          ----------------  ---------------  ----------------
Cash flows from operating activities:
   Net loss                                                               $    (1,333,000)  $    (3,291,000) $    (6,920,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                              36,000            55,000          167,000
        Write-off of website development costs                                                      843,000          843,000
        Write-off of advances to shareholder                                                                         136,000
        Write-off of advances on abandoned merger                                                                     26,000
        Writedown of investment                                                    77,000           113,000          190,000
        Consulting fee from issuance of options and warrants                       22,000           191,000          213,000
        Compensation from options                                                (103,000)          146,000           43,000
        Financing costs from issuance of warrants                                  28,000            34,000           62,000
        Common stock issued for services                                          444,000           899,000        1,370,000
        Changes in:
           Deposits                                                                                   2,000
           Accounts payable                                                       219,000           182,000          695,000
           Accrued wages and payroll taxes                                        161,000           574,000        1,877,000
           Accrued interest and other current liabilities                          19,000            (6,000)         153,000
                                                                          ---------------   ---------------  ---------------

              Net cash used in operating activities                              (430,000)         (258,000)      (1,145,000)
                                                                          ---------------   ---------------  ---------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                                             (14,000)
   Advances to shareholders/affiliates                                                              (15,000)        (151,000)
   Advances on abandoned merger                                                                                      (25,000)
   Website development costs                                                                       (273,000)        (843,000)
                                                                                            ---------------  ---------------

              Net cash used in investing activities                                                (288,000)      (1,033,000)
                                                                                            ---------------  ---------------

Cash flows from financing activities:
   Proceeds from notes payable - shareholder                                      177,000           424,000          740,000
   Proceeds from convertible notes payable                                                                           197,000
   Proceeds from exercised warrants for common stock                                                 38,000           38,000
   Repayment of notes payable - shareholder                                                        (120,000)        (120,000)
   Repayment of notes payable                                                     (15,000)                           (15,000)
   Proceeds from sale of common stock                                             260,000           203,000          539,000
   Proceeds from sale of preferred stock                                                                             800,000
                                                                          ---------------   ---------------  ---------------

              Net cash provided by financing activities                           422,000           545,000        2,179,000
                                                                          ---------------   ---------------  ---------------

Net (decrease) increase in cash and cash equivalents                               (8,000)           (1,000)           1,000
Cash and cash equivalents - January 1                                               9,000            10,000
                                                                          ---------------   ---------------  ---------------

Cash and cash equivalents - December 31                                   $         1,000   $         9,000  $         1,000
                                                                          ===============   ===============  ===============

Supplemental disclosure of noncash activities:
 Issuance of common stock for:
      Investment in AdPads preferred stock                                                  $       100,000  $       190,000
      Repayment of convertible notes payable                                                $       365,000  $       365,000
      Payment of accrued interest on convertible note payable                               $        54,000  $        54,000
      Repayment of notes payable - shareholders                                             $       130,000  $       130,000
      Payment of accrued interest on notes payable - shareholders/affiliates                $        21,000  $        21,000
      Prior years accounts payable                                                          $        49,000  $        49,000
      Payment of other liabilities and accruals
      Paid-in capital contributed from general release of accrued
        compensation by employee stockholders                                               $     1,447,000  $     1,447,000
      Prior year accrued wages                                            $        90,000                    $        90,000
Property and equipment acquired through the issuance of
  convertible notes payable                                                                                  $       168,000
Issuance of note payable for accounts payable                             $        90,000                    $        90,000


See notes to consolidated financial statements

NOTE A - THE COMPANY

a21, Inc. (the "Company") was incorporated in the State of Texas on October 28, 1998, under the name Saratoga Holdings I, Inc.

On April 18, 2002, Agence 21, Inc. ("Agence") entered into an exchange agreement with Saratoga Holdings I, Inc. ("Saratoga"), a Texas corporation and a publicly traded company, and a21 Acquisition LLC ("A21 Acquisition"), a wholly owned subsidiary of Saratoga. Prior to the closing of the exchange, A21 Acquisition held 12,925,000 shares of Saratoga, its parent company, which represented 87.4% of Saratoga's outstanding common stock.

On April 30, 2002, pursuant to the exchange agreement, the shareholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of three shares of Agence for each share of common stock of Saratoga held by A21 Acquisition. The aggregate of 9,245,000 shares of the Company's common stock issued to Agence's shareholders represented 83.3% of the outstanding common stock of Saratoga. The remaining 3,680,000 shares of common stock of Saratoga held by A21 Acquisition will be retired April 30, 2004. The minority shareholders of Agence hold 4,887,000 shares (the "Nonexchanged Shares") of common stock in Agence representing a 15.7% minority interest in the subsidiary, which the holders could have exchanged into 1,629,000 common shares of the Company prior to the expiration of the exchange agreement. 4,062,000 of the Nonexchanged Shares were issued to a founder upon formation of Agence. 825,000 of the Nonexchanged Shares were issued as consideration for services.

Effective with the closing of the exchange, Saratoga changed its name to a21, Inc.

In February 2004, the Company acquired SuperStock, Inc., a Florida company engaged in the licensing and sale of stock photography.

The Company is currently seeking to acquire companies which have developed technology and infrastructure engaged in the business of providing photographers and photography agencies with a full range of marketing, distribution, editorial and other business services. The Company is seeking to support the digitization and delivery of images through an electronic infrastructure, and to support scanning and conversion of print-quality digital images, digital watermarking, electronic payment and settlement and to provide associated digital asset management. Marketing services are expected to include artist promotions, exhibitions and fine art print sales.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      Basis of presentation:

         The Company has been presented as a "development stage enterprise" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting By Development Stage Enterprises." Since inception, the Company has devoted substantial efforts to fund-raising, planning, and development of its electronic infrastructure and technology. The Company has not commenced its principal operations, nor has it generated revenues from its operations.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $6,920,000 since inception. Additionally, the Company had a net working capital deficit of $1,539,000 at December 31, 2003. The Company has experienced cash shortages and inability to pay its obligations from time to time in 2003 and 2002. Principally all of the $1,540,000 of current liabilities is past due or has been extended. These amounts include approximately $88,000 payable to the Internal Revenue Service and other payroll taxing authorities and $252,000 of accrued wages owed to officers and employees of the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has sustained operations by raising capital through the private placement of common stock, convertible debt and other debt and by issuing equity as consideration for services.

         Subsequent to December 31, 2003 the Company raised capital and acquired SuperStock, Inc. and subsidiaries (see Note L).

         The Company is planning to raise additional capital from time to time to reduce its debt, provide working capital for operations, and to provide capital for acquisitions. The Company plans to raise capital through the issuance of debt, equity or other potential transactions, depending upon which provides the most favorable terms for the Company. One potential transaction involves the sale of SuperStock's facility in Jacksonville, Florida, which would then be leased back. Upon the closing of this transaction, the Company plans to repay its first mortgage note on the facility and reduce other liabilities as well as provide additional working capital for operations and acquisitions. There is no guarantee that management will be successful in closing this transaction or any debt or equity financings. If the Company is unable to raise additional capital, then the Company may not be able to fully execute its business plan.

[2]      Principles of consolidation:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

[3]      Use of estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[4]      Fair value of financial instruments:

         The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, which approximate fair value because of their short maturities. The fair value of the Company's notes payable to shareholders and an affiliated company are not reasonably determinable based on the related party nature of the transactions.

[5]      Cash and cash equivalents:

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

[6]      Website development costs:

         The Company applies Emerging Issues Task Force 00-02, "Accounting for Website Development Costs," in determining the amount of website development costs to be capitalized. These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material and services. Preliminary website development costs are expensed as incurred. Capitalized costs are amortized on a straight-line basis over three years commencing upon substantial completion and commercialization of the website.

         Due to the uncertainty of recovery of these costs from future revenue and change in the Company business plan to a plan more directed at growth through strategic alliances and acquisitions, the Company recorded a valuation allowance in the full amount of website development costs incurred as of December 31, 2002 in the amount of $843,000. There have been no additional research and development costs incurred through December 31, 2003.

[7]      Fixed assets:

         Fixed assets are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated lives ranging from 3 to 7 years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

[8]      Long-lived assets:

         The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

[9]      Research and development costs:

         Research and development costs are expensed as incurred.

[10]     Income taxes:

         The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

[11]     Advertising:

         The Company expenses the cost of advertising the first time the advertising takes place. Advertising expense charged to operations for the years ended December 31, 2003 and 2002 amounted to approximately $0 and $3,000, respectively.

[12]     Net income (loss) per share:

         The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the years ended December 31, 2003 and 2002, the basic and diluted net loss per share is the same since the effect from the potential exercise of 3,832,000 and 3,712,000 outstanding stock options and warrants as of December 31, 2003 and 2002, respectively, would have been anti-dilutive.

         For purposes of the loss per share computation, based on date of issuance, preferred shares are deemed to be common shares in the calculation of weighted average shares outstanding.

[13]     Stock-based compensation:

         The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net loss and loss per share for the year ended December 31, 2003 if the fair value based method had been applied to all awards.

           Reported net loss                                           $ (1,333,000)
           Stock-based employee compensation included in
              reported net loss, net of related tax effects                (103,000)
           Stock-based employee compensation determined under the
              fair value based method, net of related tax effects                 0
                                                                       ------------

           Pro forma net loss                                          $ (1,436,000)
                                                                       ============

           Loss per share (basic and diluted):
              As reported                                                $(0.08)
                                                                         ======

              Pro forma                                                  $(0.08)
                                                                         ======

         The fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the year ended December 31, 2002: annual dividends of $0.00; expected volatility of 308%; risk free interest rate of 2%, and expected life of five years. There were no options granted during the year ended December 31, 2003.

         Had compensation cost for the options granted been determined based on fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $3,413,000 and $0.31, respectively, for the year ended December 31, 2002.

         Compensation expense of $103,000 was recorded in the consolidated statements of operations as of December 31, 2002, pursuant to variable accounting for certain options. The fair value of the Company's stock was less than the exercise price of these options on December 31, 2003. Accordingly, general and administrative expense for the year ended December 31, 2003 was reduced by the $103,000 of compensation expense recorded through December 31, 2002.

[14] Recently issued accounting pronouncements:

         On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments:

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

         SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that it is substantially in compliance with the requirements of SFAS No. 150.

NOTE C - ADVANCE TO SHAREHOLDER

Advance to shareholder in the amount of $15,000 is non-interest bearing, is due on demand and is repayable in shares of common stock of the Company with a value of $15,000.

NOTE D - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2003, are summarized as follows:

       Office and computer equipment                             $   152,000
       Furniture and fixtures                                         17,000
       Computer software                                              13,000
                                                                 -----------

                                                                     182,000
       Accumulated depreciation and amortization                     167,000
                                                                 -----------

                                                                 $    15,000
                                                                 ===========

Depreciation and amortization in the amount of $36,000 and $55,000 are included in expenses for the years ended December 31, 2003 and 2002, respectively, in the consolidated statements of operations.

NOTE E - WEBSITE DEVELOPMENT COSTS

During the period from September 19, 2000 (inception) to December 31, 2001, the Company capitalized website development costs in the amount of $570,000. During the period from January 1 to September 30, 2002, the Company capitalized additional costs in the amount of $273,000. Due to the uncertainty of recovery of these costs from future revenue and change in the Company business plan to a plan more directed at growth through strategic alliances and acquisitions, the Company has recorded a valuation allowance in the full amount of website development costs incurred from inception to December 31, 2002 in the amount of $843,000.

NOTE F - INVESTMENT

In December 2001, the Company entered into a transaction with AdPads Corporation ("AdPads") in which 1,000,000 shares of common stock of the Company valued at $90,000 were purchased by AdPads for 125,000 shares of Series B preferred stock of AdPads. The Series B preferred stock is convertible into 50,000,000 shares of common stock of AdPads and has demand registration rights as of July 1, 2002. AdPads trades under the symbol APAD on the OTC bulletin board. Subsequent to this transaction, the Company's Chairman and Principal Financial Officer became a director of AdPads, a position that he no longer holds.

In March and April 2002, the Company issued 667,000 shares of common stock valued at $100,000 to certain advisors of the Company in exchange for 167,000 shares of Series A preferred stock of AdPads held by the advisors. The Series A preferred stock is convertible into 20,000,000 shares of common stock of AdPads.

As of December 31, 2003, the Company has written down its investment in AdPads to a nominal value. The Company recognized a loss of $113,000 in the year ended December 31, 2002 and an additional loss of $77,000 during the year ended December 31, 2003.

NOTE G - NOTES PAYABLE

At December 31, 2003, notes payable in the amount of $584,000 consist of advances from shareholders, directors and affiliates in the amount of $509,000 (including $177,000 issued during 2003) and notes payable of $75,000 due to others. These notes payable bear interest at 10% to 12% per annum. The $509,000 of notes payable to shareholders, directors and affiliates have been extended through June 30, 2004. The $75,000 note payable contains payment terms through March 2004. 107,000 warrants were issued with certain of the notes issued in 2003 with exercise prices of $0.20 to $0.30. Interest expense for the year ended December 31, 2003 includes $28,000 attributable to these warrants. 94,000 warrants were issued with notes in previous periods with exercise prices of $0.25 to $0.30.

NOTE H - CONVERTIBLE NOTES PAYABLE

During 2001, the Company issued convertible notes payable of $365,000 consisting of the following:

         A convertible note dated October 1, 2000 in the amount of $165,000 bearing interest at 8% per annum and due on the earlier of the second anniversary of the date of the note or the closing of a merger of the Company with a public traded company. The note is repayable in cash or common stock of the Company.

         Convertible notes dated July 6, 2001 in the amount of $200,000 bearing interest at 12% per annum and due on the first anniversary of the date of the notes. The note is repayable in cash or common stock of the Company.

In September 2002, the Company exercised its option to convert these notes payable in the amount of $365,000, plus accrued interest of $54,000 into 229,000 shares of common stock of the Company.

NOTE I - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate to the loss before income taxes as follows:

                                                                        Year Ended December 31,
                                                                    -------------------------------
                                                                         2003            2002
                                                                    -------------   ---------------
       Income tax benefit at the federal statutory rate             $     453,000   $     1,150,000
       Losses for which no benefit is recognized                                         (1,150,000)
       State income tax benefit, net of effect on federal taxes            53,000
       Other                                                              255,000
       Increase in valuation allowance                                   (761,000)
                                                                    -------------   ---------------

                                                                    $           0   $             0
                                                                    =============   ===============

The Company has total net operating loss carryforwards for tax purposes totaling approximately $4,824,000 at December 31, 2003 expiring between the years 2020 through 2023. Portions of the net operating loss carryforward generated by the Company are subject to limitations under Section 382 of the Internal Revenue Code. Future stock issuances may subject the Company to additional limitations on the utilization of its net operating loss carryforwards.

The deferred tax asset at December 31, 2003 was $2,001,000 consisting of $1,833,000 relating to the Company's net operating loss carryforwards and $168,000 relating to timing differences between financial and tax reporting. The Company has provided a valuation allowance, which increased during 2003 and 2002 by $761,000 and $420,000, respectively, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

NOTE J - STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

All equity issuances of Agence from September 19, 2000 (inception) through the exchange transaction with the Company have been retroactively adjusted to reflect the 3 for 1 exchange rate effected between Agence and the Company.

[1]      Preferred stock:

         As discussed in Note A, the Company exchanged all of its pre-acquisition preferred stock (1,500,000 pre-adjusted shares) as part of its exchange agreement with Saratoga on April 30, 2002.

         The Company is authorized to issue 100,000 shares of its $.001 par value preferred stock.

         At December 31, 2003, there are no shares of preferred stock issued or outstanding.

 [2]     Common stock:

         The Company is authorized to issue 100,000,000 shares of its $.001 par value common stock.

         During the period from September 19, 2000 (inception) through December 31, 2000, the Company issued shares of common stock as follows (excluding the Nonexchanged Shares described in Note A):

                  In September, 2,991,000 shares were issued to its founding officers and directors for cash consideration in the amount of $4,000.

                  In October, November and December, 2,405,000 shares were issued to investors for cash consideration in the amount of $72,000.

                  In October and November, 300,000 shares were issued to officers, employees, consultants and advisors for services valued at $17,000.

         During the year ended December 31, 2001, the Company issued shares of common stock as follows:

                  In January, 333,000 shares were issued to officers, employees, consultants and advisors for services valued at $10,000.

                  In December, 1,000,000 shares valued at $0.09 per share were issued to AdPads in exchange of 125,000 shares of Series B preferred stock of AdPads (see Note F).

         During the year ended December 31, 2002, the Company issued shares of its $0.001 par value common stock as follows:


                  In March 2002, the Company issued 800,000 shares of common stock at $0.15 per share for fully vested options exercised by officers and employees.

                  In April 2002, the Company issued 250,000 shares of common stock at $0.15 per share for warrants exercised by shareholders.

                  In March and April 2002, the Company issued 667,000 shares of common stock to certain advisors of the Company in exchange for 167,000 shares of Series A preferred stock of AdPads held by the advisors. The Series A preferred stock is convertible into 20,000,000 shares of common stock of AdPads (see Note G).

                  In May 2002, the Company issued 166,000 shares of its common stock to the investment banker providing services in connection with the reverse acquisition of Saratoga. Services from the investment banking firm have been valued at a $42,000.

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

                  In September 2002, the Company issued 29,000 shares of its common stock for consulting services rendered valued at $16,000.

                  In September 2002, the Company issued 40,000 shares of its common stock for prior legal services rendered valued at $67,000.

                  In September 2002, the Company issued 26,000 shares of its common stock in exchange for other liabilities for services valued at $16,000.

                  In September 2002, the Company issued 55,000 shares of its common stock to an officer and a member of the Company's advisory committee for services rendered valued at $28,000.

                  In September 2002, the Company exercised its option to convert notes payable in the amount of $365,000, plus accrued interest of $54,000 into 229,000 shares of common stock of the Company.

                  In September 2002, the Company converted certain other notes payable in the amount of $130,000, plus accrued interest of $20,000, into 251,000 shares of common stock of the Company.

                  In September 2002, the Company issued 130,000 shares of its common stock in full payment of the remaining balance due at the time of the issuance in the amount of $49,000 resulting from settlement of litigation referred to in Note K [3].

                  In October 2002, the Company issued 215,000 shares of its common stock to the chairman of the Company's Board of Directors for services rendered valued at $43,000.

                  In October 2002, the Company issued 50,000 shares of its common stock for investment banking services to be rendered valued at $25,000, estimated fair market value.

                  In October 2002, the Company issued 26,000 shares of its common stock for consulting services rendered valued at $16,000, estimated fair market value.

                  In November 2002, the Company issued 40,000 shares of its common stock for consulting services rendered valued at $16,000.

                  In December 2002, the Company issued 40,000 shares of its common stock for consulting services rendered valued at $16,000.

                  In December 2002, the Company issued 753,000 shares of its common stock to past employees of the Company for full release of past compensation and other liabilities valued at $326,000.

                  In December 2002, the Company issued 125,000 shares of its common stock to a company controlled by the chairman of the Company's Board of Directors for services rendered by the chairman valued at $36,000, based upon a compensation agreement.

         During the year ended December 31, 2003, the Company issued shares of its $0.001 par value common stock as follows:

                  In January 2003, the Company issued 130,000 shares of its common stock for consulting services valued at $37,000.

                  In January 2003, the Company issued 50,000 shares of its common stock for consulting services valued at $10,000.

                  In April 2003, the Company issued 100,000 shares of its common stock for consulting services valued at $23,000.

                  In May 2003, the Company issued 120,000 shares of its common stock for past consulting services valued at $28,000.

                  In May 2003, the Company issued 50,000 shares of its common stock for financial advisory services valued at $12,000.

                  In May 2003, the Company issued 375,000 shares of its common stock for advisory services valued at $88,000.

                  In May 2003, the Company issued 500,000 shares of its common stock to an investor for cash consideration of $100,000.

                  In May 2003, the Company issued 400,000 shares of its common stock to an investor for cash consideration of $110,000.

                  In May 2003, the Company issued 36,000 shares of its common stock to a legal advisor for services valued at $8,000.

                  In June 2003, the Company issued 45,000 shares of its common stock to a financial consultant for services valued at $5,000.

                  In June 2003, the Company issued 100,000 shares of its common stock valued at $11,000 in connection with a potential acquisition which did not close.

                  In June 2003, the Company issued 85,000 shares of its common stock to a consultant of the Company as consideration for $34,000 of accrued consulting fees.

                  In June 2003, the Company issued 30,000 shares of its common stock to a director of the Company in exchange for advisory services valued at $2,000.

                  In June 2003, the Company issued 50,000 shares of its common stock to a director of the Company in exchange for advisory services valued at $4,000.

                  In June 2003, the Company issued 1,138,000 shares of its common stock to a company controlled by the Company's President in exchange for all compensation due through May 31, 2003 valued at $120,000.

                  In June 2003, the Company issued 1,013,000 shares of its common stock to a company controlled by the Company's chairman in exchange for all compensation due through May 31, 2003 valued at $105,000.

                  In August 2003, the Company issued 200,000 shares of its common stock for accounting and bookkeeping services valued at $22,000.

                  In August 2003, the Company issued 25,000 shares of its common stock for consulting services valued at $2,000.

                  In September 2003, the Company issued 125,000 shares of its common stock to a financial consultant for services valued at $12,000.

                  In September 2003, the Company issued 500,000 shares of its common stock to an investor for cash consideration of $50,000.

                  In October 2003, the Company issued 23,000 shares of its common stock for compensation to a consultant of the Company who is acting as Chief Operating Officer valued at $11,000.

 [3]     Stock options and warrants:

         Options and warrants have been granted to officers, directors and employees based upon employment agreements and other agreements with investors and members of the Company's Advisory Board at the discretion of the Board of Directors.

         During 2000, the Company's Board of Directors granted options for the purchase of 975,000 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options were established by the Board of Directors at $1.50 per share. Vesting of the right to exercise such stock options occurred over periods until the year 2003. All of the stock options expire at the end of 5 years from the date of grant.

         During 2001, the Company's Board of Directors granted options for the purchase of 1,075,000 shares of its common stock to officers, directors and employees of the Company. The exercise price for such options was established by the Board of Directors at $1.50 per share. Effective October 31, 2001, the exercise price for all prior options was established at $0.15 per share and are accounted for utilizing variable accounting. Vesting of the right to exercise such stock options occurs over periods until 2004. All of these stock options expire at the end of 5 years from the date of grant.

         During 2002, the Company's Board of Directors granted options for the purchase of 454,000 shares of its common stock to officers and employees of the Company. The exercise price for such options was established by the Board of Directors. Options were granted for 54,000 shares at $0.15 per share; 160,000 shares at $0.50 per share; 120,000 shares at $1.00 per share; and 120,000 shares at $1.50 per share.

         During 2001, the Company's Board of Directors granted warrants for the purchase of 558,000 shares of its common stock to investors and members of the Company's Advisory Board. The exercise prices for such options were established by the Board of Directors at prices ranging from $0.15 to $3.00 per share. The fair value of these warrants was nominal. Vesting of the right to exercise such warrants occurs over periods until 2005. The right to exercise these warrants expires at the end of 5 years from the date of grant.

         During 2002, the Company's Board of Directors granted warrants for the purchase of 815,000 shares of its common stock to investors and members of the Company's Advisory Board. The exercise prices for such warrants were established by the Board of Directors at prices ranging from $0.25 to $1.75 per share. The fair value of these warrants was nominal. The right to exercise these warrants expires at the end of 5 years from the date of grant. Warrants for the purchase of 250,000 shares of common stock at $0.15 per share were exercised during the year ended December 1, 2002.

         In April 2002, the Company adopted a Stock Option, Stock Warrant and Stock Award Plan covering the issuance of up to 223,000 shares of common stock, which plan was amended in July 2002 to, among other things, increase the number of shares assumable thereunder to 3,000,000 (as amended, "the Stock Plan"). The purpose of the Stock Plan is to maintain the ability of the Company to attract directors, employees and consultants. In addition, the Stock Plan is intended to encourage ownership of common stock of the Company by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company's business.

         In September 2002, pursuant to the Stock Plan, the Board of Directors approved the issuance of options for the purchase of 1,335,000 shares of the Company's common stock at an exercise price of $0.25, based upon the then current market price, to officers and employees of the Company. While these shares are fully vested and exercisable, the Company has limited the sale of the underlying shares by each employee over any 30-day period to 1/12 of the total shares issued.

         In January 2003, the Company granted warrants to purchase 50,000 shares of its common stock exercisable at $1.75 per share with an aggregate fair value of $14,000 based on Black-Scholes in connection with its investment banking agreement.

         In February, March and April 2003, the Company granted warrants to purchase 57,000 shares of its common stock exercisable at $0.30 per share and 50,000 shares exercisable at $0.20 per share in connection with raising working capital and the issuance of notes payable with an aggregate fair value of $28,000 based on Black-Scholes.

         In May 2003 the Company granted warrants to purchase 50,000 shares of its common stock exercisable at $0.40 per share for consulting services with an aggregate fair value of $8,000 based on Black-Scholes.

         The following summarizes the Company's stock option and warrant activity:


                                                               Stock Options                           Warrants
                                                     -----------------------------------   ----------------------------------
                                                                           Weighted                             Weighted
                                                                            Average                              Average
                                                          Shares         Exercise Price        Shares         Exercise Price
                                                     ---------------  ------------------   ---------------  ------------------
       Balance, September 19, 2000 (Inception)
       Granted                                               975,000         $1.50
                                                     ---------------

       Balance, December 31, 2000                            975,000          1.50

       Granted                                             1,075,000          1.50                558,000         $1.08
       Cancelled                                            (254,000)         1.50
                                                     ---------------                       ---------------

       Balance, December 31, 2001                          1,796,000          0.15 *              558,000          1.08

       Granted                                             1,789,000          0.40                815,000          0.93
       Non-participating                                    (171,000)         0.15
       Cancelled                                                                                  (25,000)         3.00
       Exercised                                            (800,000)         0.15               (250,000)         0.15
                                                     ---------------                       ---------------

       Balance, December 31, 2002                          2,614,000          0.32              1,098,000          1.13

       Granted                                                                                    207,000          0.65

       Cancelled                                                                                   37,000          1.83
                                                     ---------------                       ---------------

       Balance, December 31, 2003                          2,614,000          0.32              1,268,000          1.02
                                                     ===============                       ===============


       Exercisable, December 31, 2002                      2,405,000          0.34              1,040,000          1.19
                                                     ===============                       ==============

       Exercisable, December 31, 2003                      2,493,000          0.33              1,220,000          1.02
                                                     ===============                       ==============




*On October 31, 2001, the Board of Directors approved a reduction in the exercise price of options held by employees and consultants providing services to the Company.


As of December 31, 2003 there were 2,614,000 options available for grant under the Stock Plan.

Compensation expense of $(103,000) and $103,000 is reflected in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002, respectively, pursuant to variable accounting for certain options, resulting from the re-pricing in 2001.

Consulting fees of $22,000 are reflected in the accompanying consolidated statements of operations for the year ended December 31, 2003 relating to the issuance of warrants.

         The fair value of each warrant grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions for the year ended December 31, 2003:

           Volatility                                                 183%
           Expected life of options                                     5 years
           Risk-free interest rate                                      3%
           Dividend yield                                               0%

         The weighted average fair value of warrants granted during the year ended December 31, 2003 was $0.24.

         The following table summarizes information about stock options at December 31, 2003:

                                        Options Outstanding
                                 ----------------------------------
                                                         Weighted
                                                         Average
                                                        Remaining
                 Exercise              Number          Contractual           Number
                  Prices            Outstanding            Life           Exercisable
             --------------      ---------------      -------------     ---------------
             $0.15                       879,000          2 years               758,000
              0.25                     1,335,000          4 years             1,335,000
              0.50                       160,000          4 years               160,000
              1.00                       120,000          4 years               120,000
              1.50                       120,000          4 years               120,000
                                 ---------------                       ----------------

                                       2,614,000          3 years             2,493,000
                                 ===============                       ================


         The following table summarizes information about warrants at December 31, 2003:

                                         Warrants Outstanding
                                    --------------------------------
                                                         Weighted
                                                         Average
                                                        Remaining
                 Exercise              Number          Contractual           Number
                  Prices            Outstanding            Life           Exercisable
             --------------      ---------------      -------------     ---------------
             $0.20                        50,000          4 years                50,000
              0.25                        79,000          4 years                79,000
              0.30                       122,000          4 years               122,000
              0.40                        50,000          4 years                25,000
              0.63                        17,000          3 years                17,000
              0.75                       283,000          1 year                283,000
              1.25                       250,000          3 years               250,000
              1.26                       183,000          3 years               183,000
              1.50                        83,000          3 Years                75,000
              1.75                        80,000          4 years                80,000
              2.25                        33,000          2 years                25,000
              3.00                        38,000          2 years                31,000
                                 ---------------                       ----------------

                                       1,268,000          3 years             1,220,000
                                 ===============                       ================

NOTE K - COMMITMENTS AND OTHER MATTERS

[1]      Investment banking agreement:

         On August 1, 2002, the Company entered into an agreement with an investment-banking firm for the purpose of providing the Company with financial consulting services, investment banking and management consulting services. As part of the consideration for this agreement, the Company has issued 200,000 shares of its common stock. In addition, the Company has issued warrants to purchase 200,000 shares of the Company's common stock at exercise prices ranging from $1.25 to $1.75 per share.

[2] Consulting and advisory services agreement:

         In September 2002, the Company reached an agreement with an investor relations and public relations advisor to provide various advisory services. As part of the consideration for this agreement, the Company agreed to grant 120,000 restricted shares of its common stock to be earned and vested on a pro rata monthly basis over 12 months. In addition, the Company agreed to issue warrants to purchase 120,000 shares of the Company's common stock at an exercise price of $1.25 earned and vested on a pro rata monthly basis over 12 months. The Company has granted warrants for the purchase of 60,000 shares of common stock and has issued 60,000 shares of common stock at $0.50 per share pursuant to this agreement. This agreement was terminated by the parties prior to December 31, 2002.

         In September 2002, the Company entered into an agreement with a firm for the purpose of providing the Company with consulting services. As part of the consideration for this agreement, the Company agreed to pay a fee of $10,000 in cash or $16,000 in common shares per month to be paid over the 4 months ended December 2002. If paid in common shares, the price is based upon the five-day closing average prior to the payment date, but no less the $0.40 per share and no more than $1.00 per share. In 2002, the Company issued 135,000 shares of common stock pursuant to this agreement. As additional compensation pursuant to the agreement the Company has issued warrants for the purchase of 120,000 shares of common stock at $0.75; 90,000 shares at $1.25; and 30,000 shares at $1.75, exercisable over a period of three years.

         In September 2002, the Company entered into an agreement with a consultant to act as the Company's Chairman of the Board. The agreement calls for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation may be payable in common shares of the Company at the individual's option in the event that the Company does make above payments in cash at the end of each month. The rate at which common shares will be issued will be 150% of cash compensation due or restricted common shares at 200% of the cash compensation due. During 2003 the Company issued 1,013,000 shares of common stock as consideration for $105,000 of accrued compensation.

         Pursuant to a consulting agreement dated July 1, 2002 between the Company and one of its shareholders, the shareholder has agreed to serve as a consultant to the Company and to provide marketing and consulting services. As compensation for his services, the Company issued the shareholder a warrant to purchase 50,000 shares of common stock at an exercise price of $0.25 per share and issued 30,000 shares of common stock.

         In September 2002, the Company entered into an agreement with an employee to act as the Company's President. The agreement calls for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation may be payable in common shares of the Company at the option of the individual in the event that the Company does not make above payments in cash at the end of each month. The rate at which common shares will be issued will be 150% of cash compensation due or restricted common shares at 200% of the cash compensation due. During 2003 the Company issued 1,138,000 shares of common stock as consideration for $120,000 of accrued compensation.

         The employee was also provided with options to purchase up to 400,000 common shares of the Company with 160,000 options exercisable at $0.50, 120,000 exercisable at $1.00 and 120,000 exercisable at $1.50. Such options will expire May 1, 2007. The Company may terminate the agreement upon providing 180 days written notice to the employee.

[3]      Litigation and settlement of claims:

         At December 31, 2001, the Company was a defendant in a lawsuit where the creditor was seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. The Company entered into a settlement agreement on April 1, 2002, which required the payment of principal of $88,000 plus stipulated interest in ten installments commencing April 2002. During 2002, the Company issued 130,000 shares of common stock valued at $49,000 to an unrelated party that transferred noncash consideration to the creditor. In 2004 the Company agreed to pay $26,000 to the creditor to settle this matter.

         The Company has been involved in various other claims and lawsuits, primarily with former officers and employees, both for and against the Company. Management believes that there are no such matters outstanding that would have a material adverse effect on the Company's results of operations and financial position.

[4]      Write-off of advances:

         During the years ended December 31, 2000 and 2001, the former president of the Company (and the holder of 4,062,000 of the Nonexchanged Shares) received authorized and unauthorized advances in the amount of $338,000 from the Company. This former officer and director was terminated as president and member of the Board of Directors in July 2001. The amount of advances, net of authorized compensation and expenses, due at the time of termination was $180,000. The Company recovered $44,000 from Bank of America. The Company has recorded a valuation allowance for the remaining balance since the likelihood of collection is doubtful.

         During the year ended December 31, 2001, the Company advanced funds in the amount of $22,000 to a proposed merger candidate as part of a proposed acquisition that the Company decided not to pursue. A valuation allowance has been established for the advances, including interest in the amount of $3,000, since the likelihood of collection is doubtful.

[5]      Release of liabilities:

         In September 2002, substantially all of the officer stockholders and employee stockholders of the Company executed agreements, which released the Company of any liability for compensation accrued and unpaid, which was owed to the officers and employees through September 30, 2002. The reduction in liabilities resulting from the general releases in the amount of $1,447,000 has been credited to additional paid-in capital.

[6]      Liens and encumbrances:

         In October 2002, the Internal Revenue Service filed a tax lien against all of the assets of Agence. The lien in the amount of $143,000 represents delinquent payroll taxes for the period from September 19, 2000 (inception) to June 30, 2002. The accompanying financial statements include provision for all payroll taxes unpaid as of December 31, 2002, including estimated penalties and interest. Accrued payroll taxes at December 31, 2003 for the remaining unpaid balance was $88,000.

[7]      Other:

         In April 2003, the Company was contacted by an attorney representing a holder of certain Nonexchanged Shares claiming that such shares are exchangeable into shares of the Company's common stock. The Company believes that the shares are not exchangeable since the exchange agreement has expired. However, the Company cannot currently determine the ultimate outcome regarding the Nonexchanged Shares.


NOTE L - SUBSEQUENT EVENTS

[1]      Acquisition of SuperStock, Inc.:

         In February 2004, the Company completed the acquisition of SuperStock, Inc. ("SuperStock"), a licensor of stock images to primarily the advertising and publishing industries. SuperStock's primary assets include images that it either owns or licenses from third parties, a facility in Jacksonville, Florida ("SuperStock Facility"), accounts receivable and cash. In consideration for all of the outstanding common stock of SuperStock, the Company paid (i) $2,601,000 in cash; (ii) $1,576,000 in the form of a promissory note at an interest rate starting at LIBOR plus 1.9% ("Seller Note"); (iii) 1,667,000 shares of non-voting participating preferred stock of SuperStock ("Seller Preferred"), which is exchangable into 5,000,000 shares of the Company's common stock; and (iv) warrants to purchase 160,000 shares of the Company's common stock at $0.56 per share. The purchase price is subject to adjustments based on the finalization of SuperStock's closing balance sheet. The sellers may also receive up to an additional $1,500,000 if SuperStock's revenue exceeds projections for the four-year period after the date of the acquisition.

         In addition, the Company repaid a $1,700,000 credit facility of SuperStock and paid down $500,000 of a note secured by a first mortgage on the SuperStock Facility. This reduced the principal balance on the note secured by a first mortgage to $4,048,000 at an interest rate of LIBOR plus 1.9% payable monthly plus principal ("First Mortgage"). As part of the transaction, the sellers and their advisors also purchased 574,000 shares of the Company's common stock for $150,000.

         The aggregate purchase price was approximately $7 million. The Company has not completed its determination of the allocation of the purchase price to the assets acquired and liabilities assumed.

[2]      Financings:

         Subsequent to December 31, 2003, the Company received aggregate gross proceeds of $5,900,000 in equity and debt financings.

         The Company received proceeds of $3,000,000 and $600,000 of liabilities owed by the Company were exchanged in connection with the issuance of 18,000,000 shares of common stock along with 5,508,000 warrants exercisable at $0.20 per share and 19,829,000 callable warrants exercisable at prices between $.225 and $1.35 per share. Pursuant to a registration rights agreement these shareholders have certain registration rights, including a commitment by the Company to file a registration statement within 60 days of the closing of this transaction. The Company shall use its best efforts to cause the registration statement to be declared effective on the earlier of (i) 180 days following the closing date, (ii) 10 days following a "No Review" or similar letter from the SEC or (iii) the first day following the day the SEC determines that it is eligible to be declared effective or the Company shall pay liquidating damages at the rate of 12% per annum.


         In addition the Company issued 450,000 shares of common stock to an investment banking firm in connection with the placement of the equity.

         The liabilities that were exchanged included $475,000 of notes payable to shareholders and $125,000 of accrued compensation due to the Company's chairman and president, all of which were outstanding as of December 31, 2003.

         The Company received $1,250,000 in connection with the issuance of a 2-year convertible subordinated note which accrues interest at 12% for the first 6 months, 13.5% for the next 12 months, and 15% for the last 6 months and is convertible into the Company's common stock based on the fair value of the Company's stock at the time of conversion with a floor of $0.90 and a cap of $2.00 per share along with 938,000 callable warrants exercisable at prices between $.45 and $1.35 per share.

         The Company received $1,050,000 in connection with the issuance of unsecured debt, which accrues interest at 12% for up to 12 months along with 630,000 callable warrants at $0.45 per share. In addition, the Company issued 63,000 warrants exercisable at $0.45 per share to an investment banking firm in connection with the placement of the unsecured debt.

         Immediately after completing the acquisition and taking into account the related equity and debt financing, the Company had 38,074,000 common shares issued and outstanding, excluding potential common shares that may result from the exercise of warrants or the conversion of the Seller Preferred or convertible debt.

[3]      Other:

         In January 2004, the Company granted options to purchase 578,000 and 1,506,000 shares of common stock at $0.30 per share to its President and Chairman, respectively.