Form 10KSB/A
period 2003-12-31
A21 INC
filed 2004-04-20
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

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

      ITEM 10.    EXECUTIVE COMPENSATION.................................15

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

In this Annual Report on Form 10-KSB, "a21," "the Company," "we," "us," and "our" refer to a21, Inc. and its consolidated subsidiaries, unless the context otherwise dictates. The consolidated financial statements included herein do not include SuperStock, Inc.

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

      o     $2,600,625 in cash; and

      o a fourteen (14) month secured note in the amount of $1,576,250 that initially pays an interest rate of Libor plus 1.9% per annum.

In addition, the Company granted warrants to the sellers to purchase 160,000 shares of a21 common stock at $0.56 per share and issued the sellers and one of their advisors 573,589 shares of its common stock for $149,539 in cash. Final adjustments will be made to the purchase price after finalization of SuperStock's closing balance sheet. The sellers may also receive up to $1,500,000 should SuperStock's revenue exceed certain projections for the four year period after closing.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS IN COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and positions of the executive officers and directors of the Company:

       Name             Age                         Position
-------------------- --------- -------------------------------------------------

Albert H. Pleus          42      Chairman and Principal Financial Officer

Haim Ariav               39      President, Principal Executive Officer and
                                 Director Nominee

Vincent C. Butta         42      Vice Chairman

Luke A. Allen            40      Director

Thomas V. Butta          47      Director

Philip N. Garfinkle      43      Director

C. Donald Wiggins        55      Director Nominee

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

Vincent C. Butta has been a Director of the Company since July 2001. He served as Vice Chairman of the Company from March 2002, and also served as Chief Executive Officer from January 2001 through February 2002. Mr. Butta has been the President of Dashing Diva since May 2003. Mr. Butta was Chief Executive Officer of BFF Merchandising Group, a division of Adpads Incorporated, from February 2002 through April 2003. From 1995 to 2000, Mr. Butta was employed by ADC, Inc., a point of purchase display manufacturing company, where he held senior sales and marketing positions and became President in 1999. Additionally, Mr. Butta acted as a consultant, principal and Board member of various privately-held businesses including business to business Internet companies, marketing companies, and other early stage companies. He received his BA degree in Marketing & Advertising from Pepperdine University. Mr. Butta is the brother of Thomas V. Butta, a Director of the Company.

Luke A. Allen has been a Director of the Company from its inception. Since 1994, Mr. Allen has been President of C.R.Allen & Co., Inc., a private investment company with interests ranging from biotech, Internet, and software companies to radio and media. Also, since 1994, Mr. Allen has been Chairman of Westbrook Technologies, Inc., a computer software company specializing in document management technology. Mr. Allen is also involved with various family investment interests through Allen & Company, a New York investment bank. Mr. Allen received his BA degree from Duke University. Mr. Allen's family controls LCA Capital Partners I, Inc., a shareholder of the Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not applicable.

CODE OF ETHICS

On April 7, 2004, management provided the Board of Directors with a draft code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. We expect to adopt the Code of Ethics at our next Board of Director's meeting scheduled for May 4, 2004. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code. The Code is available to stockholders upon request to Haim Ariav, info@a2lgroup.com, without charge.

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

(b) Mr. Ariav has served as President and principal executive officer since March 2002 and has been an employee of the Company since February 2001. For 2003, includes $75,000 of salary paid to Mr. Ariav ($0 in cash and $75,000 in common stock) and $105,000 of accrued but unpaid salary to Mr. Ariav, but excludes $45,000 of 2002 salary, that was paid ($0 cash and $45,000 common stock) which were included as accrued in 2002. For 2002, includes $45,000 of accrued but unpaid salary to Mr. Ariav but excludes $112,500 of accrued but unpaid salary that was waived by Mr. Ariav in 2002. During 2002, Mr. Ariav was also granted 310,000 options under the Company's stock option plan and 400,000 non-plan options (which are on substantially the same terms as plan options). For 2001, includes $32,145 of salary paid to Mr. Ariav but excludes $105,355 of accrued but unpaid salary that was waived by Mr. Ariav in 2001. During 2001, Mr. Ariav was also granted 266,667 non-plan options (which are on substantially the same terms as plan options).

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

Pursuant to a two year agreement, dated September 14, 2002, between the Company and Mr. Haim Ariav, Mr. Ariav agreed to continue to serve as President of the Company, effective as of October 1, 2002. Under the agreement Mr. Ariav is entitled to receive a salary at the rate of $15,000 per month. Mr. Ariav will also be entitled to receive a cash bonus of up to 75% of his base compensation based on to be determined sales and profitability targets. If the Company is unable to pay his compensation in cash, it may issue to Mr. Ariav either shares of unrestricted common stock of the Company with a market value of 150% of the amount of the cash compensation due or shares of restricted common stock of the Company with a market value of 200% of the amount of the cash compensation due. Since the effective date of the agreement through May 31, 2003, the Company has paid all of the compensation in the form of common stock and accordingly has issued to Mr. Ariav's firm 1,138,005 restricted shares. Compensation since

June 1, 2003 has accrued and remained unpaid as of December 31, 2003. All unvested stock and options except for performance options will vest immediately if the Company misses paying his cash compensation for four months within a 12 month time period or will vest twelve months earlier than scheduled if the Company misses paying his cash compensation for more than two months. Mr. Ariav was also issued options to purchase 400,000 shares of common stock, 160,000 of which options vested on November 1, 2002 and are exercisable at $.50 per share, 120,000 of which options vested on May 1, 2003 and are exercisable at $1.00 per share and 120,000 of which options will vest on May 1, 2004 and are exercisable at $1.50 per share, and all of which expire on May 1, 2007. All 400,000 have currently vested. The Company granted Mr. Ariav a performance option to purchase 300,000 shares of common stock, if the following events occured in 2003 and in the following amounts: 150,000 of which were to vest when the Company completed its first acquisition, 50,000 of which were to vest when the Company achieved an annual revenue run rate of at least $5,000,000 and 100,000 of which were to vest when the Company achieved an annual revenue run rate of at least $7,500,000, which options are exercisable at the exercise price of the lower of $1.50 or the 20-day average closing price. The performance options expired on December 31, 2003. In addition, Mr. Ariav is entitled to receive an additional 300,000 shares of common stock if the Company is acquired at a valuation in excess of $2.50 per share and to participate in such other bonus programs as the Board of Directors may from time to time provide consistent with those provided to similarly situated consultants or executives. The agreement is for a term of two years, but may be terminated by Mr. Ariav upon 90 days' notice or by the Company upon 180 days notice; provided, however that in the event of termination without cause (as defined in the agreement), Mr. Ariav will be entitled to continue to receive his annual base compensation for the term of any non-competition agreement which he may enter into with the Company.

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

    NAME AND ADDRESS OF        AMOUNT OF BENEFICIAL
     BENEFICIAL OWNER               OWNERSHIP             PERCENTAGE OF CLASS
    -------------------        --------------------       -------------------

Albert H. Pleus                   5,375,274 (1)                 13.33%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

Vincent C. Butta                  1,115,500 (2)                   2.92%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

Haim Ariav                        3,180,610 (3)                   7.98%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

Luke A. Allen                     7,115,599 (4)                  17.17%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

LCA Capital Partners I,           6,290,100 (5)                  15.18%
Inc.
c/o Luke A. Allen
711 Fifth Avenue
New York, NY  10022

Thomas V. Butta                    544,283 (6)                    1.42%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

Philip N. Garfinkle                419,250 (7)                    1.09%
c/o a21, Inc.
7660 Centurion Parkway
Jacksonville, FL 32256

Barron Partners L.P.              36,114,000 (8)                 61.02%
730 Fifth Avenue, 9th Floor
New York, NY  10019

James Ong                         2,668,751 (9)                   6.6%
109 Lamplighter Island
Court
Ponte Vedra Beach, FL
32082

C. Donald Wiggins                  50,000 (10)                    0.13%
Heritage Capital Group, Inc.
225 Water Street, Suite 1250
Jacksonville, Florida 32202

All Directors, Director         17,800,516(1)(2)(3)              38.54%
Nominees and Executive             (4)(6)(7)(10)
Officers as a Group
(7 Persons)

(1) Includes 1,406,667 shares held directly by Mr. Pleus; 1,046,338 shares held by Whitney Holdings, Inc. and 533,334 shares held by Whitney Holdings Group LLC, which are controlled by Mr. Pleus; 133,334 shares held by the Albert Pleus Family Trust of which Mr. Pleus is trustee; options to purchase 1,622,181 shares; and warrants held by Whitney Holdings, Inc. to purchase 633,420 shares. Does not include 2,922,000 shares and warrants to purchase 3,368,100 shares held by LCA Capital Partners I, Inc., in which Mr. Pleus is a minority shareholder.

(2) Includes 975,500 shares held directly by Mr. Butta; and options to purchase 140,000 shares.

(3) Includes 66,667 shares held directly by Mr. Ariav; 1,313,005 shares held by Glossy Finish LLC which is controlled by Mr. Ariav; options to purchase 1,554,608 shares; and warrants held by Glossy Finish LLC to purchase 246,330 shares.

(4) Includes 825,499 shares held directly by Mr. Allen; 2,922,000 shares and warrants to purchase 3,368,100 shares held by LCA Capital Partners I, Inc., which is controlled by Mr. Allen.

(5) Includes 2,922,000 shares and warrants to purchase 3,368,100 shares held by LCA Capital Partners I, Inc. which is controlled by Mr. Allen.

(6) Includes 235,000 shares held directly by Mr. Butta; 50,000 shares held by Mr. Butta's immediate family; and warrants to purchase 259,283 shares.

(7) Includes 129,250 shares held directly by Mr. Garfinkle; warrants to purchase 50,000 shares; and warrants to purchase 240,000 shares held by Navig8US.com
LLC, of which Mr. Garfinkle is the managing member.

(8) The information in this note (8) and in the table is based solely upon the Company's records. Includes 15,000,000 shares held by Barron Partners, L.P.; warrants to purchase 4,590,000 shares at each of $0.225, $0.224 and $0.45; and warrants to purchase 3,672,000 shares at each of $0.90 and $1.35. Pursuant to the Stock Purchase Agreement dated January 2, 2004, 28% of these shares are to be voted as the Company's Board of Directors may direct.

(9) Includes 287,889 shares held directly by Mr. James Ong; warrants to purchase 43,988 shares; and participating preferred shares of SuperStock which are exchangeable into 2,336,874 shares of the Company. Mr. James Ong is a former shareholder of SuperStock.

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

CONSULTING AGREEMENT WITH DIRECTOR

Pursuant to a consulting agreement, dated July 1, 2002, between the Company and Mr. Thomas V. Butta, a Director and brother of Vincent C. Butta, a Director, Mr. Butta agreed to serve as a consultant to the Company and to provide marketing and consulting services. As compensation for his services, the Company issued Mr. Butta a warrant to purchase 50,000 shares of common stock at an exercise price of $.25 per share and issued Mr. Butta 30,000 shares of common stock in 2002 and 30,000 shares of Common Stock in 2003. The consulting agreement expired on May 31, 2003. We are currently discussing the terms of a new agreement with Mr. Butta.

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

10.2 Amendment No. 1 to a21, Inc. 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (5)

10.3 Consulting Agreement, dated September 14, 2002, between the Registrant and Albert H. Pleus (6)

10.4 Employment Agreement, dated September 14, 2002, between the Registrant and Haim Ariav (6)

10.5 Consulting Agreement, dated July 1, 2002, between the Registrant and Thomas Butta (6)

10.6 Amended and Restated Stock Purchase and Recapitalization Agreement by and Among A21, Inc. and SuperStock, Inc., and Sellers Dated November 10, 2003, Amended February 20, 2004, and Amended and Restated February 29, 2004 (7)

10.7 Amended and Restated Revolving Promissory Note dated as of February 29, 2004(8)

10.8       Form of Non-Negotiable 12% Promissory Note(8)

10.9       Form of Convertible Promissory Note(8)

10.10 Stock Purchase Agreement between a21, Inc. and certain Investors (as listed on Schedule A) dated January 2, 2004(8)

10.11      Registration Rights Agreement dated January 2, 2004(8)

10.12      Mortgage and Security Agreement dated February 29, 2004(8)

10.13      Intercreditor Agreement dated February 29, 2004(8)

10.14 Sale and Purchase Agreement for the SuperStock Facility dated April 1, 2004(8)

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

(4) Incorporated herein by reference to Exhibit No. 4.1 to Registrant's Registration Statement on Form S-8, filed on April 25, 2002.

(5) Incorporated herein by reference to Exhibit No. 4.5 to Registrant's Registration Statement on Form S-8, filed on July 18, 2002.

(6) Incorporated herein by reference to Exhibit No. 10 to Registrant's Annual Report on Form 10-KSB, filed on May 20, 2003

(7) Incorporated herein by reference to Exhibit No. 2.1 to Registrant's Current Report on Form 8-K filed on March 15, 2004.

(8) Incorporated herein by reference to Exhibit No. 10 to Registrant's Annual Report on Form 10-KSB filed on April 14, 2004.

(b) REPORTS ON FORM 8-K:

Not Applicable.


ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2002 and until April 30, 2003, our principal independent auditor was Grassi & Co. CPAs, P.C. From May 1, 2003 to February 28, 2004, our principal independent auditor was Marcum & Kliegman LLP. Thereafter, our principal independent auditor was Eisner LLP. The services of each were provided in the following categories and amount:


AUDIT FEES

The aggregate fees billed by Grassi & Co. CPAs, P.C. during the fiscal year ended December 2002 for the audit of the Company's annual financial statements for the for the years ended December 31, 2001 and 2002 in our Form 8-K and for the review of the financial statements in our Quarterly Reports on Form 10-QSB during the fiscal year ended December 2002 was $84,000.

The aggregate fees billed by Marcum & Kliegman LLP for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2002 and for the review of the financial statements in our Quarterly Reports on Form 10-QSB during the fiscal year ended December 2003 were $122,000.

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

April 20, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 19, 2004, by the following persons on behalf of the Registrant and in the capacities indicated below:


               SIGNATURE                            TITLE (CAPACITY)
--------------------------------------   ---------------------------------------

/s/ ALBERT H. PLEUS                      Chairman and Principal Financial
----------------------------------       Officer
ALBERT H. PLEUS

/s/ HAIM ARIAV                           President and Principal Executive
----------------------------------       Officer
HAIM ARIAV

/s/ VINCENT C. BUTTA                     Vice Chairman
----------------------------------
VINCENT C. BUTTA

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

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (CONTINUED)


                                                                                              DEFICIT
                                                      TREASURY STOCK                        ACCUMULATED
                                                 ------------------------    ADDITIONAL     DURING THE
                                                   NUMBER OF                  PAID-IN       DEVELOPMENT
                                                    SHARES       AMOUNT       CAPITAL           STAGE            TOTAL
                                                 ------------ ----------- --------------  --------------   -------------
(brought forward)                                (3,680,000)              $  1,850,000    $  (2,296,000)   $    (429,000)
   at $0.62 per share, October                                                  16,000                            16,000
   at $0.40 per share, November                                                 16,000                            16,000
   at $0.40 per share, December                                                 16,000                            16,000
Issuance of common stock for other liabilities:
   at $0.38 per share, September                                                49,000                            49,000
   at $0.60 per share, September                                               150,000                           150,000
   at $0.29 per share, December                                                 36,000                            36,000
   at $0.26 per share, December                                                104,000                           105,000
   at $0.41 per share, December                                                 83,000                            83,000
   at $0.90 per share, December                                                138,000                           138,000
Issuance of common stock for exercised
   convertible notes:
   at $1.50 per share, July                                                    191,000                           191,000
   at $2.25 per share, July                                                    228,000                           228,000
General release of liabilities for
compensation and expenses by employee stockholders,
   September                                                                 1,447,000                         1,447,000
Issuance of options and warrants for
   consulting services                                                         191,000                           191,000
Issuance of options and warrants for
   compensation                                                                103,000                           103,000
Issuance of options and warrants for
   financing costs                                                              34,000                            34,000
Net loss for the year                                                                        (3,291,000)      (3,291,000)
                                               ------------               ------------    -------------     ------------
Balance, December 31, 2002                       (3,680,000)                 4,652,000       (5,587,000)        (917,000)
Issuance of common stock for cash:
   at $0.20 per share, May                                                      99,000                           100,000
   at $0.28 per share, May                                                     110,000                           110,000
   at $0.10 per share, September                                                49,000                            50,000
Issuance of common stock for services:
   at $0.28 per share, January                                                  37,000                            37,000
   at $0.21 per share, January                                                  10,000                            10,000
   at $0.23 per share, April                                                    23,000                            23,000
   at $0.23 per share, May                                                      28,000                            28,000
                                               ------------               ------------    -------------     ------------
(carried over)                                   (3,680,000)                 5,008,000       (5,587,000)        (559,000)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (CONTINUED)


                                                            PREFERRED STOCK                     COMMON STOCK
                                                       ---------------------------     ----------------------------
                                                         NUMBER OF                      NUMBER OF
                                                          SHARES          AMOUNT          SHARES        AMOUNT
                                                       ------------    -----------     -----------   ------------
(brought forward)                                               0       $      0       19,409,000    $    20,000

   at $0.23 per share, May                                                                 50,000
   at $0.23 per share, May                                                                375,000          1,000
   at $0.23 per share, May                                                                 36,000
   at $0.11 per share, June                                                                45,000
   at $0.40 per share, June                                                                85,000
   at $0.08 per share, June                                                                30,000
   at $0.08 per share, June                                                                50,000
   at $0.11 per share, June                                                             1,138,000          1,000
   at $0.10 per share, June                                                             1,013,000          1,000
   at $0.11 per share, August                                                             200,000
   at $0.10 per share, August                                                              25,000
   at $0.10 per share, September                                                          125,000
   at $0.50 per share, October                                                             23,000
Issuance of common stock for potential
 acquisition which did not close at $0.11
 per share, June                                                                          100,000
Issuance of warrants for consulting services
Issuance of warrants with notes payable
Adjustment for 4,274 shares issued, effective at
 merger                                                                                     4,000
Compensation for change in value of variable options
Net loss for the year
                                                     ------------    -----------    -------------    -----------

Balance, December 31, 2003                                      0       $      0       22,708,000    $    23,000
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
                                               ===============   =========   ============    =============  =============


See notes to consolidated financial statements

STATEMENTS OF CASH FLOWS

                                                                                                                PERIOD FROM
                                                                                                               SEPTEMBER 19,
                                                                               YEAR ENDED DECEMBER 31,        2000 (INCEPTION)
                                                                          ---------------------------------   TO DECEMBER 31,
                                                                                2003             2002*              2003*
                                                                          ----------------  ---------------  ----------------
Cash flows from operating activities:
   Net loss                                                               $    (1,333,000)  $    (3,291,000) $    (6,920,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                              36,000            55,000          167,000
        Write-off of website development costs                                                      843,000          843,000
        Write-off of advances to shareholder                                                                         136,000
        Write-off of advances on abandoned merger                                                                     26,000
        Writedown of investment                                                    77,000           113,000          190,000
        Consulting fee from issuance of options and warrants                       22,000           191,000          213,000
        Compensation from options                                                (103,000)          103,000
        Financing costs from issuance of warrants                                  28,000            34,000           62,000
        Interest converted to note payable                                                           19,000           19,000
        Common stock issued for services                                          444,000           298,000          769,000
        Changes in:
           Deposits                                                                                   2,000
           Accounts payable                                                       219,000           190,000          702,000
           Accrued wages and payroll taxes                                        161,000           993,000        1,840,000
           Accrued interest and other current liabilities                          19,000           (26,000)         134,000
                                                                          ---------------   ---------------  ---------------

              Net cash used in operating activities                              (430,000)         (476,000)      (1,819,000)
                                                                          ---------------   ---------------  ---------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                                             (14,000)
   Advances to shareholders/affiliates                                                              (15,000)        (151,000)
   Advances on abandoned merger                                                                                      (25,000)
   Website development costs                                                                        (55,000)        (169,000)
                                                                                            ---------------  ---------------

              Net cash used in investing activities                                                 (70,000)        (359,000)
                                                                                            ---------------  ---------------

Cash flows from financing activities:
   Proceeds from notes payable - shareholder                                      177,000           424,000          740,000
   Proceeds from convertible notes payable                                                                           197,000
   Proceeds from exercised warrants for common stock                                                 38,000           38,000
   Repayment of notes payable - shareholder                                                        (120,000)        (120,000)
   Repayment of notes payable                                                     (15,000)                           (15,000)
   Proceeds from sale of common stock                                             260,000           203,000          539,000
   Proceeds from sale of preferred stock                                                                             800,000
                                                                          ---------------   ---------------  ---------------

              Net cash provided by financing activities                           422,000           545,000        2,179,000
                                                                          ---------------   ---------------  ---------------

Net (decrease) increase in cash and cash equivalents                               (8,000)           (1,000)           1,000
Cash and cash equivalents - January 1                                               9,000            10,000
                                                                          ---------------   ---------------  ---------------

Cash and cash equivalents - December 31                                   $         1,000   $         9,000  $         1,000
                                                                          ===============   ===============  ===============

Supplemental disclosure of noncash activities:
 Issuance of common stock for:
      Investment in AdPads preferred stock                                                  $       100,000  $       190,000
      Repayment of convertible notes payable                                                $       365,000  $       365,000
      Payment of accrued interest on convertible note payable                               $        54,000  $        54,000
      Repayment of notes payable - shareholders                                             $       130,000  $       130,000
      Payment of accrued interest on notes payable - shareholders                           $        21,000  $        21,000
      Payment of other liabilities and accruals                                             $       712,000  $       712,000
      Paid-in capital contributed from general release of accrued
        compensation by employee stockholders                                               $     1,447,000  $     1,447,000
      Prior year accrued wages                                            $        90,000                    $        90,000
Property and equipment acquired through the issuance of
  convertible notes payable                                                                                  $       168,000
Issuance of note payable for accounts payable                             $        90,000                    $        90,000
Issuance of common stock to effect reverse acquisition                                      $         2,000  $         2,000
Website development costs included in accrued wages and payroll taxes                       $       218,000  $       674,000

* Revised to adjust amounts for prior year

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


As of December 31, 2003 there were 496,000 options available for grant under the Stock Plan.

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

         Pursuant to a consulting agreement dated July 1, 2002 between the Company and one of its shareholders, the shareholder has agreed to serve as a consultant to the Company and to provide marketing and consulting services. As compensation for his services, the Company issued the shareholder a warrant to purchase 50,000 shares of common stock at an exercise price of $0.25 per share and issued 30,000 shares of common stock in 2002 and 30,000 shares in 2003.

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