Form 10QSB
period 2004-03-31
A21 INC
filed 2004-05-24
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-QSB


 /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

     /_/TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        Commission File Number: 333-68213

                                    a21, INC.
              (Exact name of small business issuer in its charter)

                Texas                                        74-2896910
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

7660 Centurion Parkway, Jacksonville, Florida 32256        (904) 565-0066
     (Address of principal executive offices)        (Issuer's telephone number)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


There were 38,073,737 shares of the Company's common stock outstanding on April 30, 2004.


Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


                                                                            PAGE

PART I-  FINANCIAL INFORMATION.................................................

         ITEM 1. FINANCIAL STATEMENTS..........................................

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2004
           (UNAUDITED) AND DECEMBER 31, 2003.................................F-1

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR
           THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003....................F-2

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
           THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003....................F-3

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)........................................................F-4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................1

         ITEM 3. CONTROLS AND PROCEDURES.......................................3


PART II- OTHER INFORMATION.....................................................3

         ITEM 1. LEGAL PROCEEDINGS.............................................3

         ITEM 2. CHANGES IN SECURITIES AND ISSUER PURCHASE
                 OF EQUITY SECURITIES..........................................3

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................3

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........3

         ITEM 5. OTHER INFORMATION.............................................3

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................4
                           a21, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                                 March 31,     December 31,
                                                                                   2004            2003
                                                                               ------------    ------------
                                                                               (Unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash                                                                      $    963,120    $        702
     Accounts receivable, net of allowance for doubtful acccounts of $50,000      1,434,737              --
     Prepaid expenses and deposits                                                  243,702              --
                                                                               ------------    ------------
       TOTAL CURRENT ASSETS                                                       2,641,559             702
                                                                               ------------    ------------

PROPERTY AND EQUIPMENT - net                                                      8,070,949          14,732
PHOTO COLLECTION - net                                                            2,812,081              --
OTHER ASSETS
     Goodwill                                                                     3,552,350              --
     Long-term note receivable                                                       70,448              --
     Advance to shareholder                                                          15,000          15,000
     Other assets                                                                   222,277              --
                                                                               ------------    ------------
                                                                                  3,860,075          15,000
                                                                               ------------    ------------
                                                                               $ 17,384,664    $     30,434
                                                                               ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                     $  2,407,787         955,292
     Accrued purchase price payable                                                 300,000              --
     Note payable to bank                                                         4,032,637              --
     Unsecured notes payable to affililiates                                         85,176         584,266
     Unsecured notes payable to others, net                                         845,772              --
     Deferred income taxes                                                          154,539              --
                                                                               ------------    ------------
       TOTAL CURRENT LIABILITIES                                                  7,825,911       1,539,558
                                                                               ------------    ------------

LONG TERM LIABILITIES
     Note payable to sellers                                                      1,576,250              --
     Convertible subordinated notes payable, net                                    956,748              --
     Deferred income taxes                                                        1,795,000              --
                                                                               ------------    ------------
          Total long-term liabilities                                             4,327,998              --

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                 2,800,085              --

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value,  100,000 shares authorized,
       no shares issued and outstanding                                                  --              --
     Common stock, $.001 par value,  100,000,000 shares authorized,
       41,753,512 issued and 38,073,737 outstanding                                  41,754          22,708
     Treasury stock (at cost, 3,679,775 shares)                                          --              --
     Additional paid-in capital                                                   9,907,827       5,388,384
     Deficit                                                                     (7,520,435)     (6,920,216)
     Cumulative translation adjustment                                                1,524              --
                                                                               ------------    ------------
       TOTAL SHAREHOLDERS' EQUITY                                                 2,430,670      (1,509,124)
                                                                               ------------    ------------
                                                                               $ 17,384,664    $     30,434
                                                                               ============    ============

           See notes to condensed consolidated financial statements
                           a21 , Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the three months
                                               ended, March 31,
                                              2004            2003
                                          ------------    ------------
REVENUE                                   $    797,868    $         --

COST OF REVENUE                                211,747
                                          ------------    ------------

       GROSS PROFIT                            586,121              --


EXPENSES:
    Selling, general and administrative        986,651         237,381
    Depreciation and amortization               98,963          12,725
    Interest expense, net                      100,726          15,973
                                          ------------    ------------
       TOTAL EXPENSES                        1,186,340         266,079

                                          ------------    ------------

       NET LOSS                           $   (600,219)   $   (266,079)
                                          ============    ============

NET LOSS PER SHARE, BASIC AND DILUTED     $      (0.02)   $      (0.02)
                                          ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED       25,726,916      14,086,125
                                          ============    ============


            See notes to condensed consolidated financial statements
                           a21 , Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the three months ended March 31,
                                                                                       ----------------------------
                                                                                          2004             2003
                                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $(600,219)       $(266,079)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
           Depreciation & Amortization                                                      98,963           12,725
           Amortization of debt discount                                                    53,596               --
           Compensation from prior issuance of variable options                            305,250               --
           Compensation from the issuance of options                                        48,056            7,666
           Consulting fees from the issuance of options and warrants                            --           13,980
           Common stock issued for services                                                     --           47,420
           Amortization of finance costs from the issuance of warrants                          --            5,985
   Changes in current assets and liabilities
           Accounts receivable                                                            (202,159)              --
           Prepaid exp & other current assets                                             (115,050)              --
           Other assets                                                                     (1,259)              --
           Accounts payable and accrued expenses                                            84,925          100,488
           Deferred income taxes                                                            (9,120)              --
                                                                                       -----------      -----------
           NET CASH USED IN OPERATING ACTIVITIES                                          (337,017)         (77,815)
                                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in acquisition of SuperStock, net of cash balance of
          SuperStock at date of acquisition in the amount of $1,150,653                 (1,400,437)              --
       Investment in plant and equipment                                                   (95,449)              --
                                                                                       -----------      -----------
           CASH USED IN INVESTING ACTIVITIES                                            (1,495,886)              --
                                                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock and warrants                                   2,790,000               --
   Proceeds from issuance of unsecured notes payable and warrants                        1,050,000               --
   Proceeds fom issuance of convertible subordinated notes payable
     and warrants                                                                        1,250,000               --
   Proceeds from notes payable to affiliates                                                    --          107,000
   Repayment of revolving credit line                                                   (1,700,000)              --
   Repayment notes payable                                                                 (74,770)              --
   Principal payment of long-term debt                                                    (521,328)              --
                                                                                       -----------      -----------

           CASH PROVIDED BY FINANCING ACTIVITIES                                         2,793,902          107,000
                                                                                       -----------      -----------

NET (DECREASE) INCREASE IN CASH                                                            960,999           29,185
                                                                                       -----------      -----------

EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENTS                                                 1,419               --
                                                                                       -----------      -----------

CASH AT BEGINNING OF PERIODS                                                                   702            8,590
                                                                                       -----------      -----------

CASH AT END OF PERIODS                                                                 $   963,120      $    37,775
                                                                                       ===========      ===========

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
    Issuance of common stock for:
        Repayment of notes payable to affiliates (with warrants)                       $   424,320      $        --
        Payment of accrued interest on notes payable to affiliates                          50,680               --
        Payment of accrued compensation (with warrants)                                    136,250               --
        Placement costs in connection with the sale of common stock                            450               --
        Investment bankers and advisors as part of acquisition costs of SuperStock          13,035               --
        Exercised options as part of acquisition cost of SuperStock                        136,500               --
   Issuance of warrants for financing costs                                                     --           27,588
   Debt discount from warrants issued in connection with unsecured notes
      payable and convertible subordinated notes payable                                   551,076               --
   Issuance of warrants as part of acquisition costs of SuperStock                          83,322               --
   Note payable to sellers on acquisition of SuperStock                                  1,576,250               --
   Accrued purchase price payable to sellers of SuperStock                                 300,000               --
   Minority interest for Seller Preferred issued on acquisition of SuperStock            2,800,085               --
   Accrued acquisition costs                                                                17,005               --
   Acquisition of SuperStock (Note C)                                                    7,477,287               --

            See notes to condensed consolidated financial statements a21, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)


NOTE A - FINANCIAL STATEMENT PRESENTATION

     The unaudited condensed consolidated financial statements of a21, Inc. and subsidiaries (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The independent auditors' report on such financial statements expressed substantial doubt about the Company's ability to continue as a going concern. The Company has contracted to sell SuperStock's land and building for $7,500,000, which it intends to use to repay a bank note payable of approximately $4,000,000 that is secured by a first mortgage on the facility and to repay other indebtedness and/or for working capital.

     Through February 29, 2004, the Company was considered a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result of its acquisition of SuperStock, Inc. and subsidiaries ("SuperStock") on February 29, 2004, the Company commenced planned principal operations and as such it is no longer considered to be a development stage enterprise in accordance with SFAS No. 7.

     The unaudited condensed consolidated financial statements of the Company include the accounts of SuperStock from the acquisition date of February 29, 2004. The minority interest in the condensed consolidated balance sheet represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of the a21, Inc. The minority interest was valued at the estimated market value of the a21, Inc. shares at the acquisition date as if exchanged.

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     [1] Nature of Business:

     The  Company   produces  and  acquires  stock   photography  for  worldwide
     distribution to advertisers and publishers through license and sublicense agreements.

     [2] Principles of consolidation:

     The consolidated  financial  statements include the accounts of the Company
     and  its   subsidiaries.   All   significant   intercompany   balances  and
     transactions have been eliminated.

     [3] Revenue recognition:

     The license fees earned by the Company from reproductions are affected by the manner in which they are used by clients. Accordingly, licensing revenues are recognized when a client licenses a reproduction and the Company is notified as to the manner in which it will be used. Revenues from catalog sales are recognized when the completed catalogs are shipped.

a21, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

     [4] Use of estimates:

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

     [5] Fair value of financial instruments:

     The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses and short-term debt, which approximate fair value because of their short maturities. The carrying amount of long-term debt approximates fair value due to the market rate of interest incurred by the Company. The fair value of the Company's notes payable to shareholders and an affiliated company are not reasonably determinable based on the related party nature of the transactions.

     [6] Cash and cash equivalents:

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     [7] Property and equipment:

     Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated lives ranging from 3 to 39 years. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Property and equipment includes $7,521,000 attributable to SuperStock's land and building at March 31, 2004.

     [8] Photo collection:

     The Company's photo collection is recorded at cost. Expenditures for additions and betterments to the collection are capitalized. Depreciation of the photo collection is computed by the straight-line method over the assets' estimated lives of 7 years. Upon sale or retirement of any portion of the collection, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

     [9] Long-lived assets:

     The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

     [10] Goodwill:

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement required the Company to test the goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, the Company must estimate the implied fair value of the goodwill. The Company estimates the implied fair value based on a discounted cash flow model that involves significant assumptions and estimates based on management's best judgments of current and future circumstances, including currently enacted tax laws, our future weighted average cost of capital, and our future financial performance. As circumstances change, it is
a21, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

     reasonably possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of net income (loss).

     [11] Income taxes:

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

     [12] Net income (loss) per share:

     The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income
     (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the 3 months ended March 31, 2004 and 2003, the basic and diluted net loss per share is the same since the effect from the potential exercise of outstanding stock options and warrants would have been anti-dilutive. The Seller Preferred have also been excluded from the computation of basic and diluted net loss per share for the quarter ended March 31, 2004.

NOTE C - ACQUISITION OF SUPERSTOCK, INC.

     In February 2004, the Company completed the acquisition of SuperStock, a licensor of stock images to primarily the advertising and publishing industries. SuperStock's primary assets include images that it either owns or licenses from third parties, a facility in Jacksonville, Florida ("SuperStock Facility"), accounts receivable and cash. In consideration for all of the outstanding common stock of SuperStock, the Company paid (i) $2,601,000 in cash; (ii) $1,576,000 in the form of a promissory note at an interest rate starting at LIBOR plus 1.9% ("Seller Note"); (iii) 1,667,000 shares of non-voting participating preferred stock of SuperStock ("Seller Preferred"), which is exchangeable into 5,000,000 shares of the Company's common stock; and (iv) warrants to purchase 160,000 shares of the Company's common stock at $0.56 per share. The purchase price is subject to adjustments based on the finalization of SuperStock's closing balance sheet. The sellers may also receive up to an additional $1,200,000 in cash if SuperStock's revenue meets projections for the four-year period after the date of the acquisition, $300,000 of which is reflected as accrued purchase price in the accompanying condensed consolidated balance sheet because management believes that such portion of the contingency is likely to be met. The sellers may also receive an additional $300,000 and additional equity compensation if revenue exceeds projections. The principal on the Seller Notes is due and payable upon the earliest to occur of (a) April 30, 2005, (b) the sale of SuperStock's land and building, or
     (c) to the extent of fifty percent (50%) of additional capital raised by the Company by April 15, 2005.

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

a21, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

     The aggregate purchase price was $ 7,477,287 and was allocated as follows:

      Current assets                   $ 2,511,883
      Photo collection                   2,862,508
      Land and building                  7,540,000
      Property and equipment               469,304
      Goodwill                           3,552,350
      Other assets                         291,466
      Note payable to bank-current      (4,553,965)
      Other current liabilities         (3,401,259)
      Deferred income taxes             (1,795,000)
                                       -----------
                                       $(7,477,287)
                                       ===========

     The following proforma information gives effect to the acquisition as if it had occurred on the first day of each of the quarters ended March 31, 2004 and 2003.

                                                      Quarter ended March 31,
                                                      ------------------------
                                                        2004            2003
                                                      --------        --------

        Total revenues                                $2,319,394     $2,458,585
        Net loss                                        (606,546)      (257,042)

        Basic and diluted net loss per share          $    (0.02)         (0.01)


NOTE D - MINORITY INTEREST

     As part of the financing to acquire all of the voting common stock, representing 83% of the outstanding equity of SuperStock, in consideration for the sale and purchase of such shares, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock which is exchangeable into 5,000,151 shares of a21 common stock. The preferred stock has no voting rights, pays no dividend, and except for exchange rights into a21 common stock, it has no other special rights except in liquidation. In liquidation it is senior to the common stock of SuperStock and has distribution rights to the greater of $4.25 million or 17% of the total liquidation distributions after creditors.

     The minority interest is valued as if it was exchanged into a21 common stock at the closing price the day of the acquisition.

NOTE E - NOTE PAYABLE TO BANK

     The note payable to bank of $4,032,637 at March 31, 2004 is due in October 2004, provides for interest at LIBOR plus 1.9% and is secured by a first mortgage on the SuperStock Facility.

a21, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

NOTE F - STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company follows the fair value-based method to account for awards to nonemployees. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.

                                                               3 months ended March 31,
                                                               ------------------------
                                                                  2004         2003
                                                                ---------    ---------
       Reported net loss                                        $(600,219)   $(266,079)

       Stock based employee compensation included in net loss     305,000            0

       Stock-based employee compensation determined under the
        fair value based method                                   (18,448)     (21,461)
                                                                ---------    ---------
                Pro forma net loss                               (313,667)    (287,540)
                                                                =========    =========

       Loss per share-basic and diluted
                As reported                                     $    0.02         0.02
                                                                =========    =========
                Pro forma                                       $    0.01         0.02
                                                                =========    =========



     The fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the 3 months ended March 31, 2004 and 2003: annual dividends of $0.00; expected volatility of 80%; risk free interest rate of 3%, and expected life of five years.

     Compensation   expense  of  $305,250  was  recorded  in  the   consolidated
     statements of operations for the 3 months ended March 31, 2004, pursuant to variable accounting for certain options.

NOTE G - OPERATING SEGMENTS

     The Company operates domestically and internationally.  The following table
     presents   information  about  the  Company's  domestic  and  international activity:

       Quarter ended March 31, 2004
         (including minority interest)               Domestic       International    Total
       -------------------------------              ----------     ---------------  -------
         Revenue                                    $    517,545     $280,323      $   797,868
         Segment income (loss)                          (646,729)      46,510         (600,219)
         Segment assets                               16,979,828      404,836       17,384,664
         at March 31, 2004

       Quarter ended March 31, 2003
       ----------------------------
         Segment loss                               $   (266,079)                  $  (266,079)
         at March 31, 2003
         Segment Assets
         at March 31, 2003                               167,264                       167,264

a21, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

NOTE H - FINANCINGS:

     In February 2004, the Company received aggregate gross proceeds of $5,900,000 in equity and debt financings.

     The Company received proceeds of $3,000,000 (net proceeds of $2,790,000) and $600,000 of liabilities owed by the Company were exchanged in connection with the issuance of 18,000,000 shares of common stock along with 5,508,000 warrants exercisable at $0.20 per share and 19,829,000 callable warrants exercisable at prices between $.225 and $1.35 per share. Pursuant to a registration rights agreement, these shareholders have certain registration rights, including a commitment by the Company to file a registration statement within 60 days of the closing of this transaction. The Company shall use its best efforts to cause the registration statement to be declared effective on the earlier of (i)180 days following the closing date, (ii) 10 days following a "No Review" or similar letter from the SEC or (iii) the first day following the day the SEC determines that it is eligible to be declared effective, or the Company shall pay liquidating damages at the rate of 12% per annum. The Company has not yet filed this registration statement. In addition the Company issued 450,000 shares of common stock to an investment banking firm in connection with the placement of the equity. The liabilities that were exchanged included $475,000 of notes payable to shareholders and $125,000 of accrued compensation due to the Company's chairman and president.

     The Company received $1,250,000 in connection with the issuance of a 2-year convertible subordinated note (due February 29, 2006) which accrues interest at 12% for the first 6 months, 13.5% for the next 12 months, and 15% for the last 6 months and is convertible into the Company's common stock based on the fair value of the Company's stock at the time of conversion with a floor of $0.90 and a cap of $2.00 per share, along with 938,000 callable warrants exercisable at prices between $.45 and $1.35 per share. The Company allocated the proceeds received to the principal amount of the note and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the relative fair value of the notes, which amounted to $306,002, was recorded as debt discount and additional paid-in capital. The discount is being amortized over the two-year term of the note and the balance of $956,748 at March 31, 2004 is presented net of the unamortized debt discount.

     The Company received $1,050,000 in connection with the issuance of unsecured debt in the form of promissory notes, which accrue interest at 12% for up to 12 months along with 630,000 callable warrants at $0.45 per share. In addition, the Company issued 63,000 warrants exercisable at $0.45 per share to an investment banking firm in connection with the placement of the unsecured debt. These notes mature on August 29, 2004, but provide for an automatic extension of six months. The fair value of the warrants, which amounted to $245,074, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. The discount is being amortized over the six month term of the promissory notes, and the balance of $845,772 at March 31, 2004 is presented net of the unamortized debt discount.

NOTE I - OTHER:

     During the 3 months ended March 31, 2004 the Company issued 2,083,455 options exercisable at $0.30 per share to its chairman and president in consideration for past compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

During the three months ended March 31, 2004, the Company completed debt and equity financings, and acquired SuperStock, Inc. and subsidiaries on February 29, 2004. Prior to the acquisition the Company was building its business plan, recruiting a management team, and reviewing potential acquisitions.

REVENUES. Revenues were $797,868 in the three months ended March 31, 2004 compared to $0 in the three months ended March 31, 2003. The increase in revenues in the quarter ended March 31, 2004 is attributable to SuperStock for the period from February 29, 2004 through March 31, 2004.

COST OF REVENUES. Cost of revenues were $211,747 in the three months ended March 31, 2004 compared to $0 in the three months ended March 31, 2003. As a percentage of revenues, cost of revenues were 27% in the three months ended March 31, 2004 and gross profit was 73%. Since the Company had no revenue or gross profit for the three months ended March 31, 2003, other comparisons are not applicable.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $986,651 in the three months ended March 31, 2004 compared to $237,381 in the three months ended March 31, 2003. This increase was primarily attributable to $473,629 of SuperStock expenses and $305,250 of variable option compensation.

NET INTEREST EXPENSE Interest expense was $100,726 in the three months ended March 31, 2004 as compared to $15,973 in the three months ended March 31, 2003. This increase is attributable to $53,596 of amortization of debt discount and additional interest due on unsecured notes payable, convertible subordinated notes payable, a note payable to the selling shareholders of SuperStock and the assumption of a note secured by a first mortgage on the Company's headquarters building all in connection with the acquisition of SuperStock.

NET LOSS Net loss was $600,219 or $0.02 per share in the three months ended March 31, 2004 as compared to net loss of $266,079 or $0.02 per share in the three-month period ended March 31, 2003. The increase in net loss is principally due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had $963,120 of cash and a working capital deficit of $5,184,352 as compared to $702 in cash and a working capital deficit of $1,538,751 at December 31, 2003.

Net cash used in operating activities for the three months ended March 31, 2004 was $337,017 as compared to net cash used in operating activities of $77,815 for the three months ended March 31, 2003. Net cash used in operating activities in the three months ended March 31, 2004 was due primarily to the Company's net loss of $600,219, adjusted for $305,250 of variable option compensation and $98,963 of depreciation and amortization, in addition to an increase accounts receivable of $202,159 and an increase in prepaid expenses and other current assets of $115,050, partially offset by an increase in accounts payable and accrued expenses of $84,925. Net cash used in operating activities in the three months ended March 31, 2003 was principally due to the net loss of $266,079, partially offset by an increase in accounts payable and accrued expenses of $100,488.

Net cash used in investing activities for the three months ended March 31, 2004 was $1,495,886 as compared to net cash used in investing activities for the three months ended March 31, 2003 of $0. Net cash used in investing activities in the three months ended March 31, 2004 was primarily for the acquisition of SuperStock, Inc.

Net cash provided by financing activities for the three months ended March 31, 2004 was $2,793,902 as compared to net cash provided by financing activities of $107,000 for the three months ended March 31, 2003. Net cash provided by financing activities in the three months ended March 31, 2004 was from net proceeds of $2,790,000 in connection with the issuance of common stock and warrants, and proceeds of $2,300,000 from the issuance of notes payable and warrants, partially offset by the repayment of $2,298,098 of debt. Net cash provided by financing activities in the three months ended March 31, 2003 was from notes payable to affiliates.

The independent auditors' report on our financial statements for the year ended December 31, 2003 expressed substantial doubt about the Company's ability to continue as a going concern. The Company has incurred net losses since inception and SuperStock has incurred losses over the last few years. The Company currently has a net working capital deficit position as of March 31, 2004 and has approximately $2.5 million of long-term debt. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company believes its current plans to obtain additional capital resources will be sufficient for the next twelve months based on current operations, there can be no guarantee that the Company will have sufficient capital or will be able to obtain sufficient capital to meet its operational obligations or execute its business plan which includes both internal growth and growth by acquisitions.

In order to  increase  its capital  reserves  and retire  debt,  the Company has contracted to sell its headquarters facility for $7.5 million to an institutional investor and expects to enter into a lease arrangement with the buyer. The Company intends to repay a $4 million note secured by a first mortgage on the facility which is due within the next twelve months and will use the balance of the proceeds to repay other indebtedness and/or for working capital for operations and/or acquisitions. There is no guarantee that the transaction will close under the terms and conditions currently agreed if at all. Additionally, there is no guarantee that the Company will be able to raise additional capital under terms and conditions that are favorable to the Company if at all. If the Company is unable to complete the sale of its facility or raise additional capital, the Company will have to extend the maturity on some of its obligations. There is no guarantee that the Company will be able to reach agreement on such extensions under terms and conditions that are favorable to the Company if at all.

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.

RECENTLY ISSUED FINANCIAL STANDARDS

The Company believes that recently issued financial standards will not have a significant impact on its results of operations, financial position or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of a21's management, including our principal executive officer and principal financial officer, a21 conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, a21's principal executive officer and principal financial officer concluded as of the evaluation date that a21's disclosure controls and procedures were effective such that the material information required to be included in a21's Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to a21, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in a21's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


                        PART II - OTHER INFORMATION ITEM

1. LEGAL PROCEEDINGS

Not applicable.


ITEM 2. CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Previously reported in a21's annual report on Form 10-KSB for the year ended December 31, 2003, under Part II, Item 5.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION

At the Board of Directors meeting on May 4, 2004, a Code of Business Conduct and Ethics was adopted, and is filed as Exhibit 14 to this quarterly report on Form 10-QSB.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

3.1(a) Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Texas on November 8, 1995 (1)


3.1(b) Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Texas filed on May 2, 2002 (2)

3.2         Bylaws of the Registrant, as amended to date (3)

14*         Code of Business Conduct and Ethics

31.1* Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Principal Financial Officer and Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------

* Filed herewith


(1) Incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form SB-2, filed on December 1, 1998.

(2) Incorporated herein by reference to Exhibit No. 3.2 to the Registrant's Current Report on Form 8-K dated April 30, 2002, filed on May 15, 2002.

(3) Incorporated herein by reference to Exhibit No. 3.2 to the Registrant's Registration Statement on Form SB-2, filed on December 1, 1998.

(b) Reports on Form 8-K:

The Company filed a current report on Form 8-K on March 15, 2004, under Items 5 and 7.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     a21, INC.

Date: May 24, 2004                   By: /s/ Albert H. Pleus
                                     -----------------------
                                     Albert H. Pleus
                                     Chairman and Principal Financial Officer

Date: May 24, 2004                   By: /s/ Haim Ariav
                                     ------------------
                                     Haim Ariav
                                     President and Principal Executive Officer