Form 10QSB
period 2004-06-30
A21 INC
filed 2004-08-17
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO_____

Commission File Number: 333-68213

a21, Inc.
(Exact name of small business issuer in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-2896910 (I.R.S. Employer Identification No.)

7660 Centurion Parkway, Jacksonville, Florida 32256 (Address of principal executive offices)	(904) 565-0066 (Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO☐

There were 38,096,237 shares of the Company’s common stock outstanding on July 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2004	December 31, 2003

	(Unaudited)
CURRENT ASSETS
Cash	$2,536,282	$702
Accounts receivable, net of allowance for doubtful accounts of $50,000	1,440,907	—
Prepaid expenses and deposits	174,714	—

	4,151,903	702

PROPERTY AND EQUIPMENT – net	490,557	14,732
PHOTO COLLECTION – net	2,659,596	—
OTHER ASSETS
Goodwill	3,256,399	—
Long Term Note Receivables	48,403	—
Advance to shareholder	15,000	15,000
Deposits, non-current	604,694	—

	$11,226,552	$30,424

LIABILITIES AND SHAREHOLDERS’ EQUITY / (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,381,471	$955,292
Accrued purchase price payable	300,000	—
Unsecured notes payable to affiliates	—	584,266
Unsecured notes payable to others, net	968,309	—
Income taxes payable	713,000	—

TOTAL CURRENT LIABILITIES	4,362,780	1,539,558

LONG TERM LIABILITIES
Convertible subordinated notes payable, net	994,998	—
Deferred income taxes	982,132	—

Total long-term liabilities	1,977,130	—

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	2,800,085	—

SHAREHOLDERS’ EQUITY / (DEFICIENCY):
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 41,776,012 shares issued and 38,096,237 outstanding	41,776	22,708
Treasury stock (at cost, 3,679,775 shares)	—	--
Additional paid-in capital	9,740,994	5,388,384
Accumulated Deficit	(7,714,112)	(6,920,216)
Accumulated Comprehensive Income	17,899	--

TOTAL SHAREHOLDERS’ EQUITY	2,086,557	(1,509,124)

	$11,226,552	$30,434

See notes to condensed consolidated financial statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended, June 30		Six months ended, June 30

	2004	2003	2004	2003

REVENUE	$2,527,297	$—	$3,325,165	$—
COST OF REVENUE	775,500	—	987,247	—

GROSS PROFIT	1,751,797	—	2,337,918	—

EXPENSES:
General and administrative	1,358,849	308,343	2,345,500	545,724
Depreciation and amortization	324,890	12,726	423,853	25,451
Interest expense, net	261,735	35,654	362,461	51,627

TOTAL EXPENSES	1,945,474	356,723	3,131,814	622,802
NET LOSS	(193,677)	(356,723)	(793,896)	(622,802)

COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	16,375	—	17,899	—

TOTAL COMPREHENSIVE LOSS	(177,302)	(356,723)	(775,997)	(622,802)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.01)	(0.02)	(0.02)	(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON

SHARES OUTSTANDING, BASIC AND DILUTED	38,095,001	15,213,272	31,910,458	14,652,315

See notes to condensed consolidated financial statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended, June 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(793,896)	$(622,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	423,853	25,451
Amortization of finance costs	214,383	—
Compensation from prior issuance of variable options	127,188	—
Compensation from the issuance of options	48,057	—
Consulting fee from the issuance of options and warrants	—	13,980
Compensation from issuance of options	—	(103,250)
Financing costs from issuance of warrants	—	27,588
Common stock issued for services	—	348,513
Changes in current assets and liabilities
Accounts receivable	(207,147)	—
Prepaid expenses & other current assets	(47,242)	—
Other assets	(17,715)	—
Accounts payable and accrued expenses	154,211	(14,698)
Deferred income taxes	(62,409)	—

NET CASH USED IN OPERATING ACTIVITIES	(160,717)	(325,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of land and building	7,516,251	—
Investment in acquisition of SuperStock, net of cash balance of SuperStock at date of acquisition in the amount of $1,150,653	(1,417,442)	—
Investment in plant and equipment	(100,776)	—
Long term deposits, net	(383,677)	(8,073)

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,614,356	(8,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	7,844
Net proceeds from sale of common stock and warrants	2,790,000	—
Proceeds from issuance of unsecured notes payable and warrants	1,050,000	—
Proceeds from issuance of convertible subordinated notes payable and warrants	1,250,000	—
Proceeds from notes payable – shareholders	—	137,000
Repayment of revolving credit line	(1,700,000)	—
Repayment of seller note payable	(1,576,250)	—
Repayment of notes payable to affiliates	(159,946)	—
Sales of common stock	—	210,000
Principal payment of long-term debt	(4,553,964)

NET CASH USED BY FINANCING ACTIVITIES	(2,900,160)	354,844

NET EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENTS	(17,899)	—

NET INCREASE IN CASH	2,535,580	21,633

CASH AT BEGINNING OF PERIOD	702	8,590

CASH AT END OF PERIOD	$2,536,282	$30,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH FLOW FROM FINANCING AND INVESTING ACTIVITIES:
Issuance of equity for:
Repayment of notes payable to affiliates	$424,320	—
Issuance of common stock for accrued interest on notes payable to affiliates	50,680	—
Issuance of warrants for accrued compensation	136,250	—
Issuance of options for placement costs in connection with the sale of common stock	450	—
Issuance of options to investment bankers and advisors as part of acquisition costs of SuperStock	13,035	—
Issuance of options to sellers as part of acquisition cost of SuperStock	136,500	—
Issuance of warrants for financing costs	—	27,588
Issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable	551,076	—
Issuance of warrants as part of acquisition costs of SuperStock	83,322	—
Note payable to sellers on acquisition of SuperStock	1,576,250	—
Accrued purchase price payable	300,000	—
Minority interest	2,800,085
Acquisition of SuperStock (Note C)	7,477,287

See notes to condensed consolidated financial statements.

a21, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

NOTE A - FINANCIAL STATEMENT PRESENTATION

The unaudited condensed consolidated financial statements of a21, Inc. and subsidiaries (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004 and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financ ial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The independent auditors’ report on such financial statements expressed substantial doubt about the Company’s ability to continue as a going concern. In February 2004, the Company completed the acquisition of SuperStock, Inc. referred to in Note C and in June 2004, sold SuperStock’s land and building for approximately $7.68 million. The proceeds were used to repay a bank note payable of approximately $4 million that was secured by a first mortgage on the facility and to repay other indebtedness. As of June 30, 2004, the Company had a working cap ital deficit of $210,877.

Through February 29, 2004, the Company was considered a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” As a result of its acquisition of SuperStock, Inc. and subsidiaries (“SuperStock”) on February 29, 2004, the Company commenced planned principal operations and as such it is no longer considered to be a development stage enterprise in accordance with SFAS No. 7.

The unaudited condensed consolidated financial statements of the Company include the accounts of SuperStock from the acquisition date of February 29, 2004. The minority interest in the condensed consolidated balance sheet at June 30, 2004, represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of the a21, Inc. The minority interest was valued at the estimated market value of the a21, Inc. shares at the acquisition date as if exchanged.

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

[5] Fair value of financial instruments:

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses and short-term debt, which approximate fair value because of their short maturities. The carrying amount of long-term debt approximates fair value due to the market rate of interest incurred by the Company. The fair value of the Company’s notes payable to shareholders and an affiliated company are not reasonably determinable based on the related party nature of the transactions.

[6] Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

[7] Property and equipment:

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets’ estimated lives ranging from 3 to 39 years. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Due to the sale of SuperStock’s land and building, property and equipment includes $0 attributable to SuperStock’s land and building at June 30, 2004.

[8] Photo collection:

In connection with the acquisition of SuperStock, $2,862,508 was allocated to the photo collection. Expenditures for additions and betterments to the collection are capitalized. Depreciation of the photo collection is computed by the straight-line method over the assets’ estimated lives of 7 years. Upon sale or retirement of any portion of the collection, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Depreciation expense on the photo collection was $152,485 and $202,912 for the three months and six months ended June 30, 2004 respectively.

[9] Long-lived assets:

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

[10] Goodwill:

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This statement required the Company to test the goodwill balance for impairment annually and between annual tests in certain circumstance. When assessing impairment, the Company must estimate the implied fair value of the goodwill. The Company estimates the implied fair value based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, our future weighted average cost of capital, and our future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of net incom e (loss).

[11] Income taxes:

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carry-forwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

[12] Net income (loss) per share:

The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires a dual presentation of “basic” and “diluted” income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the 6 months ended June 30, 2004 and 2003, the basic and diluted net loss per share is the same since the effect from the potential exercise of outstanding stock options and warrants would have been anti-dilu tive. The Seller Preferred have also been excluded from the computation of basic and diluted net loss per share for the quarter ended June 30, 2004.

NOTE C - ACQUISITION OF SUPERSTOCK, INC.

In February 2004, the Company completed the acquisition of SuperStock, a licensor of stock images to primarily the advertising and publishing industries. SuperStock’s primary assets include images that it either owns or licenses from third parties, a facility in Jacksonville, Florida (“SuperStock Facility”), accounts receivable and cash. In consideration for all of the outstanding common stock of SuperStock, the Company paid (i) $2,601,000 in cash; (ii) $1,576,000 in the form of a promissory note at an interest rate starting at LIBOR plus 1.9% (“Seller Note”); (iii) 1,667,000 shares of non-voting participating preferred stock of SuperStock (“Seller Preferred”), which is exchangeable for 5,000,151 shares of the Company’s common stock; and (iv) warrants to purchase 160,000 shares of the Company’s common stock at $0.56 per share. The purchas e price is subject to adjustments based on the finalization of SuperStock’s closing balance sheet. The sellers may also receive up to an additional $1,200,000 in cash if SuperStock’s revenue meets projections for the four-year period after the date of the acquisition, $300,000 of which is reflected as accrued purchase price in the accompanying condensed consolidated balance sheet because management believes that such portion of the contingency is likely to be met. The sellers may also receive an additional $300,000 and additional equity compensation if revenue exceeds projections. The principal on the Seller Notes became due on and the sale of SuperStock’s land and building in June 2004, and was paid in full.

In addition, the Company repaid a $1,700,000 credit facility of SuperStock and paid down $500,000 of a note secured by a first mortgage on SuperStock’s land and building. This reduced the principal balance on the note secured by a first mortgage to $4,048,000 at an interest rate of LIBOR plus 1.9% payable monthly plus principal. As part of the transaction, the sellers and their advisors also purchased 574,000 shares of the Company’s common stock for $150,000.

Current assets	$2,449,474
Photo collection	2,862,508
Land and building	7,572,486
Property and equipment	469,304
Goodwill	3,256,399
Other assets	291,466
Note payable to bank - current	(4,553,965)
Other current liabilities	(3,337,385)
Deferred income taxes	(1,533,000)

$7,477,287

The following proforma information gives effect to the acquisition as if it had occurred on the first day of each of the quarters ended June 30, 2004 and 2003.

	Three months ended,		Six months ended,

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Total revenues	$2,527,297	$2,320,299	$4,846,691	$4,778,884
Net loss	(193,677)	(1,130,542)	(800,223)	(1,387,584)

Basic and diluted net loss per common share per common share	$(0.01)	$(0.03)	$(0.01)	$(0.01)
-

NOTE D - MINORITY INTEREST

As part of the financing to acquire all of the voting common stock, representing 83% of the outstanding equity of SuperStock, in consideration for the sale and purchase of such shares, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock which is exchangeable for 5,000,151 shares of a21 common stock. The preferred stock has no voting rights, pays no dividend, and, except for exchange rights into a21 common stock, it has no other special rights except in liquidation. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $4.25 million or 17% of the total liquidation distributions after creditors.

The minority interest is valued as if it was exchanged into a21 common stock at the closing price on the day of the acquisition.

NOTE E - NOTE PAYABLE TO BANK

The long term note payable to bank in the amount of $3,995,983 plus accrued interest of $8,744 was paid in full as part of the sale of the SuperStock Facility.

NOTE F - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The Company follows the fair value-based method to account for awards to non-employees. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Reported net loss	$(193,677)	$(356,723)	$(793,896)	$(622,802)
Stock based employee compensation included in net loss	(178,063)	—	126,937	—
Stock-based employee compensation determined under the fair value based method	(18,448)	(21,461)	(18,448)	(42,921)

Pro forma net loss	$(390,188)	$(378,184)	$(685,407)	$(665,723)

Loss per share – basic and diluted As reported	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Pro forma	$(0.01)	$(0.02)	$(0.02)	$(0.05)

The fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the 3 and 6 months ended June 30, 2004: annual dividends of $0.00; expected volatility of 80%; risk free interest rate of 3%, and expected life of five years and for the 3 and 6 months ended, June 30, 2003: annual dividends of $0.00; expected volatility of 308%; risk free interest rate of 4%, and expected life of five years.

Compensation expense of $126,937 was recorded in the consolidated statements of operations for the 6 months ended June 30, 2004, pursuant to variable accounting for certain options.

NOTE G - OPERATING SEGMENTS

The Company operates domestically and internationally. The following table presents information about the Company’s domestic and international activity, including minority interest:

	Domestic	International	Total

Three months ended June 30, 2004
Revenue	2,199,560	327,737	2,527,297
Segment loss	(144,475)	(49,202)	(193,677)
Segment assets at June 30, 2004	10,746,748	479,804	11,226,552
Three months ended June 30, 2003
Segment loss	(356,723)	—	(356,723)
Segment assets at June 30, 2003	155,060	—	155,060

Six months ended June 30 2004
Revenue	2,903,389	421,776	3,325,165
Segment loss	(725,110)	(50,887)	(775,997)
Segment assets at June 30, 2004	10,746,748	479,804	11,226,552
Six months ended June 30, 2003
Segment loss	(622,802)	—	(622,802)
Segment assets at June 30, 2003	155,060	—	155,060

NOTE H - FINANCINGS

In February 2004, the Company received aggregate gross proceeds of $5,900,000 in equity and debt financings.

The Company received proceeds of $3,000,000 (net proceeds of $2,790,000), and $600,000 of liabilities owed by the Company were exchanged, in connection with the issuance of 18,000,000 shares of common stock along with 5,508,000 warrants exercisable at $0.20 per share and 19,829,000 callable warrants exercisable at prices between $.225 and $1.35 per share. Pursuant to a registration rights agreement, these shareholders have certain registration rights, including a commitment by the Company to file a registration statement within 60 days of the closing of the transaction. The Company is also required to use its best efforts to cause the registration statement to be declared effective on the earlier of (i)180 days following the closing date, (ii) 10 days following a “No Review” or similar letter from the SEC or (iii) the first day following the day the SEC determines that it is eligible to be declared effective, or the Company must pay liquidated damages at the rate of 12% per annum. The Company has not yet filed this registration statement. In addition, the Company issued 450,000 shares of common stock to an investment banking firm in connection with the placement of the equity. The liabilities that were exchanged included $475,000 of notes payable to shareholders and $125,000 of accrued compensation due to the Company’s chairman and president.

The Company received $1,250,000 in connection with the issuance of a 2-year convertible subordinated note (due February 29, 2006) which accrues interest at 12% for the first 6 months, 13.5% for the next 12 months, and 15% for the last 6 months and is convertible into the Company’s common stock based on the fair value of the Company’s stock at the time of conversion, with a floor of $0.90 and a cap of $2.00 per share, along with 938,000 callable warrants exercisable at prices between $.45 and $1.35 per share. The accrual period for the note ends at the end of 9 months, then is paid quarterly. The Company allocated the proceeds received to the principal amount of the note and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the relative fair value of the notes, which amounted to $306,002, was recorded as debt discount and additional paid-in capital. The discount is being amortized over the two-year term of the note, and the balance of $956,748 at June 30, 2004 is presented net of the unamortized debt discount.

The Company received $1,050,000 in connection with the issuance of unsecured debt in the form of promissory notes, which accrue interest at 12% for up to 12 months along with 630,000 callable warrants at $0.45 per share. In addition, the Company issued 63,000 warrants exercisable at $0.45 per share to an investment banking firm in connection with the placement of the unsecured debt. These notes mature on August 29, 2004, but provide for an automatic extension of six months. The fair value of the warrants, which amounted to $245,074, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. The discount is being amortized over the six month term of the promissory notes, and the balance of $845,772 at June 30, 2004 is presented net of the unamortized debt discount.

NOTE I – RELATED PARTY TRANSACTIONS

During the 6 months ended June 30, 2004, the Company repaid approximately $93,000 of notes payable and accrued interest to individual board members or entities affiliated with them. The Company also paid $62,500 for consulting fees to an entity affiliated with the chairman and chief executive officer.

NOTE J - OTHER

During the 6 months ended June 30, 2004, the Company issued 2,083,455 options exercisable at $0.30 per share to its chairman and president in consideration for past compensation.

NOTE K – SALE OF SUPERSTOCK BUILDING

On June 30, 2004, the Company, through its subsidiary SuperStock, successfully completed with NL Ventures IV, the sale and leaseback of the approximately 73,000 square foot building in which the Company’s headquarters are located in Jacksonville, Florida. This building is also the headquarters of SuperStock, which the Company acquired. The building was sold in June 2004 for $7,680,000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES. Revenues were $2,527,297 in the three months ended June 30, 2004 compared to $0 in the three months ended June 30, 2003. The increase in revenues in the quarter ended June 30, 2004 is attributable to SuperStock.

COST OF REVENUES. Cost of revenues was $775,500 in the three months ended June 30, 2004 compared to $0 in the three months ended June 30, 2003. As a percentage of revenues, cost of revenues were 31% in the three months ended June 30, 2004 and gross profit was 69%. Since the Company had no revenue or gross profit for the three months ended June 30, 2003, other comparisons are not applicable.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,358,849 in the three months ended June 30, 2004 compared to $308,343 in the three months ended June 30, 2003. This increase was primarily attributable to the acquisition of SuperStock and the underlying general and administrative expenses for its operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $324,890 in the three months ended June 30, 2004 as compared to $12,726 in the three months ended June 30, 2003. This increase was primarily attributable to the acquisition of SuperStock.

NET INTEREST EXPENSE. Interest expense was $261,735 in the three months ended June 30, 2004 as compared to $35,654 in the three months ended June 30, 2003. This increase is attributable to the amortization of debt discount and additional interest due on unsecured notes payable, convertible subordinated notes payable, a note payable to the selling shareholders of SuperStock and the assumption of a note secured by a first mortgage on the Company’s headquarters building all in connection with the acquisition of SuperStock.

NET LOSS. Net loss was ($193,677) or ($0.01) per share in the three months ended June 30, 2004 as compared to net loss of ($356,723) or ($0.02) per share in the three-month period ended June 30, 2003. The decrease in net loss is principally due to the acquisition of SuperStock and a full quarter of active operations.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

During the six months ended June 30, 2004, the Company completed debt and equity financings, and acquired SuperStock, and subsidiaries on February 29, 2004. Prior to the acquisition the Company was building its business plan, recruiting a management team, and reviewing potential acquisitions.

REVENUES. Revenues were $3,325,165 in the six months ended June 30, 2004 compared to $0 in the six months ended June 30, 2003. The increase in revenues in the six months ended June 30, 2004 is attributable to SuperStock for the period from February 29, 2004 through June 30, 2004.

COST OF REVENUES. Cost of revenues was $987,247in the six months ended June 30, 2004 compared to $0 in the six months ended June 30, 2003. As a percentage of revenues, cost of revenues was 30% in the six months ended June 30, 2004 and gross profit was 70%. Since the Company had no revenue or gross profit for the six months ended June 30, 2003, other comparisons are not applicable.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,345,000 in the six months ended June 30, 2004 compared to $545,724 in the six months ended June 30, 2003. This increase was primarily attributable to the acquisition of SuperStock and the underlying general and administrative expenses for its operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $362,461 in the six months ended June 30, 2004 as compared to $25,451 in the six months ended June 30, 2003. This increase was primarily attributable to the acquisition of SuperStock.

NET INTEREST EXPENSE. Interest expense was $362,461 in the six months ended June 30, 2004 as compared to $51,627 in the six months ended June 30, 2003. This increase is attributable to the amortization of debt discount and additional interest due on unsecured notes payable, convertible subordinated notes payable, a note payable to the selling shareholders of SuperStock and the assumption of a note secured by a first mortgage on the Company’s headquarters building all in connection with the acquisition of SuperStock.

NET LOSS. Net loss was ($793,896) or ($0.02) per share in the six months ended June 30, 2004 as compared to net loss of ($622,802) or ($0.04) per share in the six month period ended June 30, 2003. The increase in net loss is principally due to financing costs incurred in the first quarter resulting from the acquisition of SuperStock.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had $2,536,282 of cash and a working capital deficit of $210,877 as compared to $702 in cash and a working capital deficit of $1,538,751 at December 31, 2003.

Net cash used in operating activities for the six months ended June 30, 2004 was $160,717 as compared to net cash used in operating activities of $325,138 for the six months ended June 30, 2003. Net cash provided by operating activities in the six months ended June 30, 2004 was due primarily to net loss of $793,896, adjusted for $127,188 of variable option compensation, $214,383 of amortization of finance costs and $423,853 of depreciation and other amortization, in addition to an increase accounts receivable of $207,147. Net cash used in operating activities in the six months ended June 30, 2003 was principally due to the net loss of $622,802, partially offset by common stock issued for services in the amount of $348,513.

Net cash provided by investing activities for the six months ended June 30, 2004 was $5,614,356, as compared to net cash used in investing activities for the six months ended June 30, 2003 of $8,073. Net cash provided by investing activities in the six months ended June 30, 2004 was primarily from the proceeds from the sale of SuperStock’s land and building in the amount of $7,516,251, net of the net cash investment in the acquisition of SuperStock, Inc. in the amount of $1,417,442.

Net cash used in financing activities for the six months ended June 30, 2004 was $2,900,160 as compared to net cash provided by financing activities of $354,844 for the six months ended June 30, 2003. Net cash used in financing activities in the six months ended June 30, 2004 was from net proceeds of $2,790,000 in connection with the issuance of common stock and warrants, and proceeds of $2,300,000 from the issuance of notes payable and warrants, partially offset by the repayment a $1,700,000 credit line and the payment of debt in the amount of $6,130,214 in connect with the sale of the SuperStock land and building. Net cash provided by financing activities in the six months ended June 30, 2003 was from notes payable to affiliates and the sale of common stock.

The independent auditors’ report on the Company’s financial statements for the year ended December 31, 2003 expressed substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses since its inception. Since the Company’s acquisition of SuperStock, the Company has significantly reduced its consolidated debt, reduced its working capital deficit.

To increase its cash and retire debt, the Company completed the sale of its headquarters facility for approximately $7.68 million to an institutional investor and lease the facility back from the buyer. The Company repaid a $4 million note secured by a first mortgage on the facility which was due within 12 months, and $1.6 million of long-term debt. The Company will use the balance of the proceeds to repay other indebtedness and/or for working capital for operations and/or acquisitions. The Company now has approximately $1.25 million of long-term debt and $1 million of short-term debt.

While the Company believes its current capital along with its plans to obtain additional capital resources will be sufficient for the next 12 months based on current operations, there can be no guarantee that the Company will have sufficient capital or will be able to obtain sufficient capital to meet its operational obligations or execute its business plan, which includes both internal growth and growth by acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.

RECENTLY ISSUED FINANCIAL STANDARDS

The Company believes that recently issued financial standards will not have a significant impact on its results of operations, financial position or cash flows.

ITEM 3.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of a21’s management, including a21’s principal executive officer and principal financial officer, a21 conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, a21’s principal executive officer and principal financial officer concluded as of the evaluation date that a21’s disclosure controls and procedures were effective such that the material information required to be included in a21’s Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to a21, including its consolidat ing subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in a21’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. a21 has not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION ITEM

ITEM 1.   LEGAL PROCEEDINGS

Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

In June 2004, a21 issued to a consultant, 22,500 shares of common stock valued at $6,975 in lieu of accrued, unpaid cash compensation, in reliance on Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

At the Board of Directors meeting on May 4, 2004, a Code of Business Conduct and Ethics was adopted and was filed by the Company as Exhibit 14 to its quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

On August 4, 2004, the Company filed with the SEC a Registration Statement on Form SB-2 (the “Registration Statement”) to register 52,943,143 shares of its common stock under the Securities Act, which common stock is being offered by the selling shareholders listed in the Registration Statement. The Company will not receive any proceeds from the sale of the shares by the selling shareholders. The shares of common stock being registered pursuant to the Registration Statement underlie options, warrants, convertible notes and preferred stock of the Company that were issued to the selling shareholders in transactions exempt from the registration requirements of the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.1(a)	Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Texas on October 29, 1998 (1)
3.1(b)	Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Texas filed on May 2, 2002 (2)
3.2	Bylaws of the Registrant, as amended to date (3)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1) Incorporated herein by reference to Exhibit No. 3.1 to the Registrant’s Registration Statement on Form SB-2, filed with the SEC on December 1, 1998.

(2) Incorporated herein by reference to Exhibit No. 3.2 to the Registrant’s Current Report on Form 8-K dated April 30, 2002, filed with the SEC on May 15, 2002.

(3) Incorporated herein by reference to Exhibit No. 3.2 to the Registrant’s Registration Statement on Form SB-2, filed with the SEC on December 1, 1998.

(b) Reports on Form 8-K:

The Company filed current reports on Form 8-K/A on May 14, 2004, and May 19, 2004, each under Item 7.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a21, Inc.

Date: August __, 2004	By: /s/ Albert H. Pleus

Albert H. Pleus Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August __, 2004	By: /s/ Jose Perez

Jose Perez Vice President of Finance (Principal Financial Officer)

