Form 10QSB/A
period 2004-06-30
A21 INC
filed 2004-09-15
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2004	December 31, 2003

	(Unaudited)
CURRENT ASSETS
Cash	$2,536,282	$702
Accounts receivable, net of allowance for doubtful accounts of $50,000	1,440,907	—
Prepaid expenses and deposits	174,714	—

	4,151,903	702

PROPERTY AND EQUIPMENT – net	8,006,808	14,732
PHOTO COLLECTION – net	2,659,596	—
OTHER ASSETS
Goodwill	3,256,399	—
Long term note receivables	48,403	—
Advance to shareholder	15,000	15,000
Deposits, non-current	604,694	—

	$18,742,803	$30,424

LIABILITIES AND SHAREHOLDERS’ EQUITY / (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,381,471	$955,292
Accrued purchase price payable	300,000	—
Current portion of loan payable	56,839
Unsecured notes payable to affiliates	—	584,266
Unsecured notes payable to others, net	968,309	—
Income taxes payable	713,000	—

TOTAL CURRENT LIABILITIES	4,419,619	1,539,558

LONG TERM LIABILITIES
Loan payable, less current portion	7,459,412
Convertible subordinated notes payable, net	994,998	—
Deferred income taxes	982,132	—

Total long-term liabilities	9,436,542	—

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	2,800,085	—

SHAREHOLDERS’ EQUITY / (DEFICIENCY):
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 41,776,012 shares issued and 38,096,237 outstanding	41,776	22,708
Treasury stock (at cost, 3,679,775 shares)	—	--
Additional paid-in capital	9,740,994	5,388,384
Accumulated Deficit	(7,714,112)	(6,920,216)
Accumulated Comprehensive Income	17,899	--

TOTAL SHAREHOLDERS’ EQUITY	2,086,557	(1,509,124)

	$18,742,803	$30,434

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

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended, June 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(793,896)	$(622,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	423,853	25,451
Amortization of finance costs	214,383	—
Compensation from prior issuance of variable options	127,188	—
Compensation from the issuance of options	48,057	—
Consulting fee from the issuance of options and warrants	—	13,980
Compensation from issuance of options	—	(103,250)
Financing costs from issuance of warrants	—	27,588
Common stock issued for services	—	348,513
Changes in current assets and liabilities
Accounts receivable	(207,147)	—
Prepaid expenses & other current assets	(47,242)	—
Other assets	(17,715)	—
Accounts payable and accrued expenses	154,211	(14,698)
Deferred income taxes	(62,409)	—

NET CASH USED IN OPERATING ACTIVITIES	(160,717)	(325,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquisition of SuperStock, net of cash balance of SuperStock at date of acquisition in the amount of $1,150,653	(1,417,442)	—
Investment in plant and equipment	(100,776)	—
Long term deposits, net	(383,677)	(8,073)

NET CASH USED IN INVESTING ACTIVITIES	(1,901,895)	(8,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of land and building accounted for as a loan payable	7,516,251	—
Bank overdraft	—	7,844
Net proceeds from sale of common stock and warrants	2,790,000	—
Proceeds from issuance of unsecured notes payable and warrants	1,050,000	—
Proceeds from issuance of convertible subordinated notes payable and warrants	1,250,000	—
Proceeds from notes payable – shareholders	—	137,000
Repayment of revolving credit line	(1,700,000)	—
Repayment of seller note payable	(1,576,250)	—
Repayment of notes payable to affiliates	(159,946)	—
Sales of common stock	—	210,000
Principal payment of long-term debt	(4,553,964)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,616,091	354,844

NET EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENTS	(17,899)	—

NET INCREASE IN CASH	2,535,580	21,633

CASH AT BEGINNING OF PERIOD	702	8,590

CASH AT END OF PERIOD	$2,536,282	$30,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH FLOW FROM FINANCING AND INVESTING ACTIVITIES:
Issuance of equity for:
Repayment of notes payable to affiliates	$424,320	—
Issuance of common stock for accrued interest on notes payable to affiliates	50,680	—
Issuance of warrants for accrued compensation	136,250	—
Issuance of options for placement costs in connection with the sale of common stock	450	—
Issuance of options to investment bankers and advisors as part of acquisition costs of SuperStock	13,035	—
Issuance of options to sellers as part of acquisition cost of SuperStock	136,500	—
Issuance of warrants for financing costs	—	27,588
Issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable	551,076	—
Issuance of warrants as part of acquisition costs of SuperStock	83,322	—
Note payable to sellers on acquisition of SuperStock	1,576,250	—
Accrued purchase price payable	300,000	—
Minority interest	2,800,085
Acquisition of SuperStock (Note C)	7,477,287

See notes to condensed consolidated financial statements.

a21, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

NOTE A - FINANCIAL STATEMENT PRESENTATION

The unaudited condensed consolidated financial statements of a21, Inc. and subsidiaries (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004 and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financ ial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The independent auditors’ report on such financial statements expressed substantial doubt about the Company’s ability to continue as a going concern. In February 2004, the Company completed the acquisition of SuperStock, Inc. referred to in Note C and in June 2004, sold SuperStock’s land and building for approximately $7.68 million and leased it back. Such transaction was accounted for as a financing transaction (see Note 1K). The proceeds were used to repay a bank note payable of approximately $4 million that was secured by a first mortgage on the facility and to repay other indebtedness. As of June 30, 2004, the Company had a working capital deficit of $267,716.

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

[7] Property and equipment:

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets’ estimated lives ranging from 3 to 39 years. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Land and building, which were sold and leased back in a transaction accounted for as a financing (see Note K), are being depreciated over the twenty-year term of the related lease.

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

NOTE G - OPERATING SEGMENTS

The Company operates domestically and internationally. The following table presents information about the Company’s domestic and international activity, including minority interest:

	Domestic	International	Total

Three months ended June 30, 2004
Revenue	2,199,560	327,737	2,527,297
Segment loss	(144,475)	(49,202)	(193,677)
Segment assets at June 30, 2004	18,262,999	479,804	18,742,803
Three months ended June 30, 2003
Segment loss	(356,723)	—	(356,723)
Segment assets at June 30, 2003	155,060	—	155,060

Six months ended June 30 2004
Revenue	2,903,389	421,776	3,325,165
Segment loss	(725,110)	(50,887)	(775,997)
Six months ended June 30, 2003
Segment loss	(622,802)	—	(622,802)

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

The Company received $1,250,000 in connection with the issuance of a 2-year convertible subordinated note (due February 29, 2006) which accrues interest at 12% for the first 6 months, 13.5% for the next 12 months, and 15% for the last 6 months and is convertible into the Company’s common stock based on the fair value of the Company’s stock at the time of conversion, with a floor of $0.90 and a cap of $2.00 per share, along with 938,000 callable warrants exercisable at prices between $.45 and $1.35 per share. The accrual period for the note ends at the end of 9 months, then is paid quarterly. The Company allocated the proceeds received to the principal amount of the note and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the rel ative fair value of the notes, which amounted to $306,002, was recorded as debt discount and additional paid-in capital. The discount is being amortized over the two-year term of the note, and the balance of $956,748 at June 30, 2004 is presented net of the unamortized debt discount.

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

NOTE K - SALE OF SUPERSTOCK LAND AND BUILDING

On June 30, 2004, the Company completed the sale and leaseback of the land and approximately 73,000 square foot building in which the Company’s headquarters are located in Jacksonville, Florida. The facility was sold for $7,680,000 and resulted in net proceeds of $7,516,251, of which $4,004,726 was used to repay a bank note that was secured by a first mortgage on the facility and $1,583,010 was used to repay other indebtedness. The building was leased back for a term of twenty years. The lease provides the Company with two five-year renewal options at specified payments.

Based on the terms of a subleasing arrangement that is currently being negotiated by the Company, the transaction does not qualify for sale recognition and has been accounted for as a financing transaction pursuant to SFAS No. 98, "Accounting for Leases". Accordingly, the accompanying financial statements reflect the net proceeds from the sale of the land and building as a loan payable with an effective interest rate of 10.14% based on the payment terms of the lease. The land and building are included in property and equipment and are being depreciated on a straight-line basis over the twenty-year term of the lease.

The following table summarizes the Company’s annual maturities under the loan payable as of June 30, 2004:

Year ending December 31,

2004 (subsequent to June 30)	$59,989
2005	1,197
2006	17,194
2007	35,212
2008	55,466
2009	80,269
Thereafter	7,266,924

	7,516,251
Less: current portion	56,839	(1)

Long-term portion	$7,459,412

(1) Reflects negative amortization of principal of $3,150 for the six months ending June 30, 2005.

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

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-look ing statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had $2,536,282 of cash and a working capital deficit of $267,716 as compared to $702 in cash and a working capital deficit of $1,538,751 at December 31, 2003.

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

Net cash used in investing activities for the six months ended June 30, 2004 was $1,901,895, as compared to net cash used in investing activities for the six months ended June 30, 2003 of $8,073. Net cash used in investing activities in the six months ended June 30, 2004 was primarily from the net cash investment in the acquisition of SuperStock, Inc. in the amount of $1,417,442.

Net cash provided by financing activities for the six months ended June 30, 2004 was $4,616,091 as compared to net cash provided by financing activities of $354,844 for the six months ended June 30, 2003. Net cash provided by financing activities in the six months ended June 30, 2004 was primarily from the net proceeds from the sale of SuperStock’s land and building in the amount of $7,516,251, the net proceeds of $2,790,000 in connection with the issuance of common stock and warrants, and proceeds of $2,300,000 from the issuance of notes payable and warrants, partially offset by the repayment a $1,700,000 credit line and the payment of debt in the amount of $6,130,214 in connection with the sale of the SuperStock land and building. Net cash provided by financing activities in the six months ended June 30, 2003 was from notes payable to affiliates and the sale of common stock.

The independent auditors’ report on the Company’s financial statements for the year ended December 31, 2003 expressed substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses since its inception. Since the Company’s acquisition of SuperStock, the Company has significantly reduced its consolidated debt, reduced its working capital deficit.

To increase its cash and retire debt, the Company completed the sale of its headquarters facility for approximately $7.68 million to an institutional investor and leased the facility back from the buyer which was accounted for as a financing transaction. The Company repaid a $4 million note secured by a first mortgage on the facility which was due within 12 months, and $1.6 million of long-term debt. The Company will use the balance of the proceeds to repay other indebtedness and/or for working capital for operations and/or acquisitions. The Company now has approximately $1.25 million of long-term debt and $1 million of short-term debt.

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

a21, Inc.

Date: September 15, 2004	By: /s/ Albert H. Pleus

Albert H. Pleus Chairman and Chief Executive Officer (Principal Executive Officer)

Date: September 15, 2004	By: /s/ Jose Perez

Jose Perez Vice President of Finance (Principal Financial Officer)

