Form 10QSB
period 2004-09-30
A21 INC
filed 2004-11-15
CIK 1074436

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO_____

Commission File Number:333-68213

a21, Inc.
(Exact name of small business issuer in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-2896910 (I.R.S. Employer Identification No.)

7660 Centurion Parkway, Jacksonville, Florida 32256 (Address of principal executive offices)	(904) 565-0066 (Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO☐

There were 38,136,237 shares of the Company’s common stock outstanding on November 11, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2004	December 31, 2003
CURRENT ASSETS	(Unaudited)
Cash	$1,412,312	$702
Accounts receivable, net of allowance for doubtful accounts of $50,000	1,331,961	—
Prepaid expenses and deposits	84,760	—
	2,829,033	702
PROPERTY AND EQUIPMENT - net	8,009,877	14,732
PHOTO COLLECTION - net	2,528,465	—
OTHER ASSETS
Goodwill	2,969,461	—
Long term note receivables	67,302	—
Advance to shareholder	15,000	15,000
Long term deposits	600,000	—
Other assets	95,240	—
	$17,114,378	$30,434
LIABILITIES AND SHAREHOLDERS’ EQUITY / (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,101,206	$955,292
Accrued purchase price payable	300,000	—
Current portion of loan payable	—	—
Unsecured notes payable to affiliates	—	584,266
Unsecured notes payable to others, net	1,023,805	—
Income taxes payable	312,496	—
TOTAL CURRENT LIABILITIES	3,737,507	1,539,558
LONG TERM LIABILITIES
Loan payable, less current portion	7,454,746	—
Subtenant deposit	61,633	—
Convertible subordinated notes payable, net	1,033,249	—
Deferred income taxes	789,023	—
Total long-term liabilities	9,338,651	—
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,800,085	—
SHAREHOLDERS’ EQUITY / (DEFICIENCY):
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 41,816,012 and 22,707,423 shares issued
and 38,136,237 and 19,027,648 outstanding	41,816	22,708
Treasury stock (at cost, 3,679,775 shares)	—	—
Additional paid-in capital	9,815,902	5,388,384
Accumulated deficit	(8,641,820)	(6,920,216)
Accumulated comprehensive income	22,237	—
TOTAL SHAREHOLDERS’ EQUITY	1,238,135	(1,509,124)
	$17,114,378	$30,434
See notes to condensed consolidated financial statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended, September 30,		Nine months ended, September 30,
	2004	2003	2004	2003
REVENUE	$2,076,995	$—	$5,402,160	$—
COST OF REVENUE	609,884	—	1,597,131	—
GROSS PROFIT	1,467,111	—	3,805,029	—

EXPENSES:
Selling, general and administrative	2,020,488	351,930	4,365,988	897,654
Write-off of website development costs	—	76,700	—	76,700
Depreciation and amortization	250,932	9,667	674,785	35,118
Interest expense, net	403,399	17,909	765,860	69,536

TOTAL EXPENSES	2,674,819	456,206	5,806,633	1,079,008

TOTAL OPERATING LOSS	(1,207,708)	(456,206)	(2,001,604)	(1,079,008)

Income tax benefit	280,000	—	280,000	—

NET LOSS	(927,708)	(456,206)	(1,721,604)	(1,079,008)
COMPREHENSIVE LOSS
Foreign currency translation adjustment	4,338	—	22,237	—
TOTAL COMPREHENSIVE LOSS	$(923,370)	$(456,206)	$(1,699,367)	$(1,079,008)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	38,115,732	18,354,399	34,000,866	15,893,575

See notes to condensed consolidated financial statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended, September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,721,604)	$(1,079,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	674,785	35,118
Amortization of finance costs	339,563	—
Compensation from prior issuance of variable options	161,102	—
Compensation from the issuance of options	48,058	(20,741)
Consulting fee from the issuance of options and warrants	—	13,980
Loss from valuation of investments	—	76,700
Financing costs from issuance of warrants	—	27,588
Common stock issued for services	20,850	397,263
Changes in:
Accounts receivable	(99,383)	—
Prepaid expenses & other current assets	4,875	—
Other assets	176,400	145,397
Subtenant deposit	61,633	—
Accounts payable and accrued expenses	(138,485)	—
Deferred income taxes	(697,108)	—
Income taxes payable	312,496	—
NET CASH USED IN OPERATING ACTIVITIES	(856,818)	(403,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquisition of SuperStock, net of cash balance of SuperStock at date of acquisition in the amount of $1,150,653	(1,417,442)	—
Notes receivables	3,145	—
Investment in property and equipment	(294,097)	—
Long term deposits	(600,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,308,394)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of land and building accounted for as a loan payable	7,516,251	—
Lease payments accounted for as repayment of loan payable	(61,505)
Net proceeds from sale of common stock and warrants	2,790,000	—
Proceeds from issuance of unsecured notes payable and warrants	1,050,000	—
Proceeds from issuance of convertible subordinated notes payable and warrants	1,250,000	—
Proceeds from notes payable - shareholders	—	137,000
Repayment of revolving credit line	(1,700,000)	—
Repayment of seller note payable	(1,576,250)	—
Repayment of notes payable to affiliates	(159,946)	—
Sales of common stock	—	260,000
Principal payment of long-term debt	(4,553,965)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,554,585	397,000
NET EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENTS	22,237	—

NET INCREASE IN CASH	1,411,610	(6,703)

CASH AT BEGINNING OF PERIOD	702	8,590

CASH AT END OF PERIOD	$1,412,312	$1,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$108,455	—
Interest paid	65,348	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of equity for:
Repayment of notes payable to affiliates	$424,320	—
Issuance of common stock for accrued interest on notes payable to affiliates	50,680	—
Issuance of warrants for accrued compensation	136,250	—
Issuance of options for placement costs in connection with the sale of common stock	13,035	—
Issuance of options to sellers as part of acquisition cost of SuperStock	136,500	—
Issuance of common stock for payment of other liabilities and accruals	450	22,000
Issuance of notes payable for accounts payable	—	89,770
Paid-in capital contributed from general release of accrued compensation by employee Stockholder	—	45,000
Deferred compensation	—	93,860
Debt discount recorded for the issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable	582,510	—
Issuance of warrants as part of acquisition costs of SuperStock	83,322	—
Note payable to sellers on acquisition of SuperStock	1,576,250	—
Accrued purchase price payable	300,000	—
Minority interest	2,800,085	—
Acquisition of SuperStock (Note C)	7,477,287	—
Adjustment to goodwill for reduction in valuation allowance for tax asset	484,000	—

See notes to condensed consolidated financial statements.

a21, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

NOTE A - FINANCIAL STATEMENT PRESENTATION

The unaudited condensed consolidated financial statements of a21, Inc. and subsidiaries (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004 and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The independent auditors’ report on such financial statements expressed substantial doubt about the Company’s ability to continue as a going concern. In February 2004, the Company completed the acquisition of SuperStock, Inc. referred to in Note C and in June 2004, sold SuperStock’s land and building for approximately $7.68 million and leased it back. Such transaction was accounted for as a financing transaction (see Note K). The proceeds were used to repay a bank note payable of approximately $4 million that was secured by a first mortgage on the facility and to repay other indebtedness. As of September 30, 2004, the Company had a working capital deficit of $908,474.

Through February 29, 2004, the Company was considered a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” As a result of its acquisition of SuperStock, Inc. and subsidiaries (“SuperStock”) on February 29, 2004, the Company commenced planned principal operations and as such, it is no longer considered to be a development stage enterprise in accordance with SFAS No. 7.

The unaudited condensed consolidated financial statements of the Company include the accounts of SuperStock from the acquisition date of February 29, 2004. The minority interest in the condensed consolidated balance sheet at September 30, 2004, represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of the a21, Inc. The minority interest was valued at the estimated market value of the a21, Inc. shares at the acquisition date as if exchanged.

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Nature of Business:

The Company produces, licenses, and acquires stock photography for worldwide distribution to advertisers and publishers through license and sublicense agreements.

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

[7] Property and equipment:

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets’ estimated lives ranging from 3 to 20 years. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Land and building, which were sold and leased back in a transaction accounted for as a financing (see Note K), are being depreciated over the twenty-year term of the related lease.

[8] Photo collection:

In connection with the acquisition of SuperStock, $2,862,508 was allocated to the photo collection. Expenditures for additions and betterments to the collection are capitalized. Depreciation of the photo collection is computed by the straight-line method over the assets’ estimated lives of 4 to 40 years. Upon sale or retirement of any portion of the collection, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

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

[12] Net income (loss) per share:

The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires a dual presentation of “basic” and “diluted” income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the 9 months ended September 30, 2004 and 2003, the basic and diluted net loss per share is the same since the effect from the potential exercise of outstanding stock options and warrants would have been anti-dilutive. The Seller Preferred have also been excluded from the computation of basic and diluted net loss per share for the quarter ended September 30, 2004.

NOTE C - ACQUISITION OF SUPERSTOCK, INC.

In February 2004, the Company completed the acquisition of SuperStock, a licensor of stock images to primarily the advertising and publishing industries. SuperStock’s primary assets include images that it either owns or licenses from third parties, a facility in Jacksonville, Florida (“SuperStock Facility”), accounts receivable and cash. In consideration for all of the outstanding common stock of SuperStock, the Company paid (i) $2,601,000 in cash; (ii) $1,576,000 in the form of a promissory note at an interest rate starting at LIBOR plus 1.9% (“Seller Note”); (iii) 1,667,000 shares of non-voting participating preferred stock of SuperStock (“Seller Preferred”), which is exchangeable for 5,000,151 shares of the Company’s common stock; and (iv) warrants to purchase 160,000 shares of the Company’s common stock at $0.56 per share. The purchase price is subject to adjustments based on the finalization of SuperStock’s closing balance sheet. The sellers may also receive up to an additional $1,200,000 in cash if SuperStock’s revenue meets projections for the four-year period after the date of the acquisition, $300,000 of which is reflected as accrued purchase price in the accompanying condensed consolidated balance sheet because management believes that such portion of the contingency is likely to be met. The sellers may also receive an additional $300,000 and additional equity compensation if revenue exceeds projections. The principal on the Seller Notes became due on and the sale of SuperStock’s land and building in June 2004, and was paid in full.

In addition, the Company repaid a $1,700,000 credit facility of SuperStock and paid down $500,000 of a note secured by a first mortgage on SuperStock’s land and building. This reduced the principal balance on the note secured by a first mortgage to $4,054,000 at an interest rate of LIBOR plus 1.9% payable monthly plus principal. As part of the transaction, the sellers and their advisors also purchased 574,000 shares of the Company’s common stock for $150,000.

The following summarizes the preliminary estimates for the values of the assets acquired and liabilities assumed at the date of acquisition. Such amounts are subject to adjustment pending receipt of additional valuation data which the Company is in the process of obtaining.

Current assets	$2,472,866
Photo collection	2,862,508
Land and building	7,572,486
Property and equipment	469,304
Goodwill	3,453,461
Other assets	342,087
Note payable to bank - current	(4,553,965)
Other current liabilities	(3,271,328)
Deferred income taxes	(1,970,131)

$7,477,287

Results of operations of Superstock are included with the accompanying financial statements from February 29, 2004, the date of acquisition. The following proforma information gives effect to the acquisition as if it had occurred on the first day of each of the periods ended September 30, 2004 and 2003.

	Three months ended, September 30,	Nine months ended, September 30,
	2003	2004	2003

Total revenues	$2,189,409	$6,923,687	$6,968,293

Net loss	(501,259)	(1,727,932)	(1,888,843)

Basic and diluted net loss per common share per common share	$(0.01)	$(0.05)	$(0.05)

NOTE D - MINORITY INTEREST

As part of the financing to acquire all of the voting common stock, representing 83% of the outstanding equity of SuperStock, in consideration for the sale and purchase of such shares, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock, which is exchangeable for 5,000,151 shares of a21 common stock. The preferred stock has no voting rights, pays no dividend, and, except for exchange rights into a21 common stock, it has no other special rights except in liquidation. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $4.25 million or 17% of the total liquidation distributions after creditors.

The minority interest is valued as if it was exchanged into a21 common stock at the closing price on the day of the acquisition.

NOTE E - NOTE PAYABLE TO BANK

The long-term note payable to bank in the amount of $3,995,983 plus accrued interest of $8,744 was paid in full as part of the sale of the SuperStock Facility.

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

	Three months ended September 30,		Ninr months ended September 30,
	2004	2003	2004	2003
Reported net loss	$(927,708)	$(456,206)	$(1,721,604)	$(1,079,008)
Stock based employee compensation included in net loss	34,165	—	161,102	—
Stock-based employee compensation determined under the fair value based method	—	(21,461)	18,448	(64,382)
Pro forma net loss	$(893,541)	$(477,667)	$(1,578,950)	$(1,143,390)
Loss per share - basic and diluted

As reported	$(0.02)	$(0.02)	$(0.05)	$(0.07)
Pro forma	$(0.02)	$(0.03)	$(0.05)	$(0.07)

The fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the 3 and 6 months ended September 30, 2004: annual dividends of $0.00; expected volatility of 80%; risk free interest rate of 3%, and expected life of five years and for the 3 and 6 months ended, September 30, 2003: annual dividends of $0.00; expected volatility of 308%; risk free interest rate of 4%, and expected life of five years.

Compensation expense of $161,102 was recorded in the consolidated statements of operations for the 9 months ended September 30, 2004, pursuant to variable accounting for certain options.

NOTE G - OPERATING SEGMENTS

The Company operates domestically and internationally. The following table presents information about the Company’s domestic and international activity, including minority interest:

	Domestic	International	Total

Three months ended September 30, 2004:
Revenue	$1,772,143	$304,852	$2,076,995
Segment loss	(893,588)	(34,120)	(927,708)
Segment assets at September 30, 2004	16,742,114	372,264	17,114,378
Three months ended September 30, 2003:
Segment loss	(456,206)	—	(456,206)
Segment assets at September 30, 2003	32,284	—	32,284

Nine months ended September 30 2004:
Revenue	4,675,532	726,628	5,402,160
Segment loss	(1,625,365)	(96,239)	(1,721,604)
Nine months ended September 30, 2003:
Segment loss	(1,079,008)	—	(1,079,008)

NOTE H - FINANCINGS

In February 2004, the Company received aggregate gross proceeds of $5,900,000 in equity and debt financings.

The Company received proceeds of $3,000,000 (net proceeds of $2,790,000), and $600,000 of liabilities owed by the Company were exchanged, in connection with the issuance of 18,000,000 shares of common stock along with 5,508,000 warrants exercisable at $0.20 per share and 19,829,000 callable warrants exercisable at prices between $.225 and $1.35 per share. Pursuant to a registration rights agreement, these shareholders have certain registration rights, including a commitment by the Company to file a registration statement within 60 days of the closing of the transaction. The Company is also required to use its best efforts to cause the registration statement to be declared effective on the earlier of (i) 180 days following the closing date, (ii) 10 days following a “No Review” or similar letter from the SEC or (iii) the first day following the day the SEC determines that it is eligible to be declared effective, or the Company must pay liquidated damages at the rate of 12% per annum. The Company has not yet filed this registration statement. In addition, the Company issued 450,000 shares of common stock to an investment-banking firm in connection with the placement of the equity. The liabilities that were exchanged included $475,000 of notes payable to shareholders and $125,000 of accrued compensation due to the Company’s chairman and president.

The Company received $1,250,000 in connection with the issuance of a 2-year convertible subordinated note (due February 29, 2006) which accrues interest at 12% for the first 6 months, 13.5% for the next 12 months, and 15% for the last 6 months and is convertible into the Company’s common stock based on the fair value of the Company’s stock at the time of conversion, with a floor of $0.90 and a cap of $2.00 per share, along with 938,000 callable warrants exercisable at prices between $.45 and $1.35 per share. The accrual period for the note ends at the end of 9 months, and then is paid quarterly. The accrual interest amount was reduced 2% upon the sale of the SuperStock facility at which point there was no longer Senior Debt as per the agreement.

The Company allocated the proceeds received to the principal amount of the note and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the relative fair value of the notes, which amounted to $306,002, was recorded as debt discount and additional paid-in capital. The discount is being amortized over the two-year term of the note, and the balance of $1,033,249 at September 30, 2004 is presented net of the unamortized debt discount.

The Company received $1,050,000 in connection with the issuance of unsecured debt in the form of promissory notes, which accrue interest at 12% for up to 12 months along with 630,000 callable warrants at $0.45 per share. In addition, the Company issued 63,000 warrants exercisable at $0.45 per share to an investment-banking firm in connection with the placement of the unsecured debt. These notes mature on August 29, 2004, but provide for an automatic extension of six months. The fair value of the warrants, which amounted to $245,074, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital.

Since the notes were still outstanding as of August 29, 2004, then the number of shares of Common Stock shall be increased by 50% (315,000 callable warrants) at $0.45 per share. If the note is still outstanding as of February 29, 2005, then the number of shares of common stock shall be equal to the amount increased as of August 29, 2004 plus one-ninth for every month thereafter until the note is paid. The fair value of the warrants, which amounted to $31,433, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. The discount is being amortized over the six-month term of the promissory notes, and the balance of $1,023,805 at September 30, 2004 is presented net of the unamortized debt discount.

NOTE I - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004, the Company repaid approximately $93,000 of notes payable and accrued interest to individual board members or entities affiliated with them. The Company also paid $62,500 for consulting fees to an entity affiliated with the chairman and chief executive officer.

During the nine months ended September 30, 2004, the Company issued 2,083,455 options exercisable at $0.30 per share to its chairman and president in consideration for past compensation.

NOTE J - OTHER

On July 1, 2004, the Company entered into a contract with the investor relations firm, Lippert / Heilshorn and Associates for the period July 1, 2004 - June 30, 2005.  Per the term of the contract, the Company has agreed to issue 40,000 shares of restricted common stock after the three month trial period ended September 30, 2004. The 40,000 shares were issued on October 27, 2004.

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

Based on the terms of a subleasing arrangement, the transaction does not qualify for sale recognition and has been accounted for as a financing transaction pursuant to SFAS No. 98, "Accounting for Leases". Accordingly, the accompanying financial statements reflect the net proceeds from the sale of the land and building as a loan payable with an effective interest rate of 10.14% based on the payment terms of the lease. The land and building are included in property and equipment and are being depreciated on a straight-line basis over the twenty-year term of the lease.

The following table summarizes the Company’s annual maturities under the loan payable as of September 30, 2004:

Year ending December 31,

2004 (subsequent to September 30)	$(1,516)
2005	1,197
2006	17,194
2007	35,212
2008	55,466
2009	80,269
Thereafter	7,266,924

7,454,746
Less: current portion	—

Long-term portion	$7,454,746

NOTE L - CHANGES IN PAID-IN-CAPITAL

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Total
Balance, December 31, 2003	22,707,423	$22,708	3,679,775	$0	$5,388,384	$5,411,092
Issuance of common stock for cash in connection with
financing the acquisition of SuperStock	15,000,000	15,000			2,985,000	3,000,000
Issuance of common stock in settlement of accrued
Compensation	647,500	647			135,603	136,250
Issuance of common stock for repayment of notes payable
to affiliates and accrued interest thereon	2,375,000	2,375			472,625	475,000
Issuance of common stock to pay equity placement costs
incurred in connection with financing the acquisition of
SuperStock	450,000	450			(450)	0
Issuance of common stock to the sellers of SuperStock
pursuant to the exercise of options granted in connection
with the acquisition of SuperStock	523,589	524			135,976	136,500
Issuance of common stock pursuant to the exercise
of options held by investment bankers for services
rendered in the connection with the acquisition of SuperStock	50,000	50			12,985	13,035
Issuance of common stock pursuant to consulting service	40,000	40			9,560	9,600
Agreement
Charge for equity placement costs incurred in connection
with the equity issuance to finance the acquisition
of SuperStock	—	—			(210,000)	(210,000)
Charge for the cost of variable option compensation	—	—			161,102	161,102
Issuance of warrants to the holders of unsecured notes
payable and the convertible subordinated notes payable,
which warrants were issued pursuant to the financing of
the acquisition of SuperStock	—	—			551,075	551,075
Issuance of options for consulting services rendered	—	—			48,058	48,058
Issuance of warrants for costs incurred in connection with
the acquisition of SuperStock	—	—			83,322	83,322
Issuance of common stock in settlement of accrued
Compensation	22,500	22			11,228	11,250
Issuance of additional warrants to the holders of unsecured
notes payable, which warrants were issued pursuant to the
financing of the acquisition of SuperStock	—	—			31,434	31,434
	41,816,012	$41,816	3,679,775	$0	$9,815,902	$9,857,718

NOTE M - SUBLEASE AGREEMENT

The company has entered into an agreement to sublease 40,000 square feet of its 73,000 square foot Jacksonville, FL headquarters to Recruitmax Software, Inc., a human resources software company. Under the terms of the sublease agreement, Recruitmax will pay the Company $3.5 million over a six-year period. The Company acquired the land and building in February 2004 with the acquisition of SuperStock, Inc. In June 2004, a21 closed the sale of the land and building for net proceeds of $7.5 million and leased back the building for a twenty-year term.

NOTE N - INCOME TAXES

The tax benefit of $280,000 arises out of the ability to use current period operating losses against the taxable gain due to the sale of the SuperStock building and the reduction in the deferred tax liability associated with the difference in book and tax basis in the photo collection.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES. Revenues were $2,076,995 in the three months ended September 30, 2004 compared to $0 in the three months ended September 30, 2003. The increase in revenues in the quarter ended September 30, 2004 is attributable to SuperStock.

COST OF REVENUES. Cost of revenues was $609,884 in the three months ended September 30, 2004 compared to $0 in the three months ended September 30, 2003. As a percentage of revenues, cost of revenues were 30% in the three months ended September 30, 2004 and gross profit was 70%. Since the Company had no revenue or gross profit for the three months ended September 30, 2003, other comparisons are not applicable.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,020,488 in the three months ended September 30, 2004 compared to $351,930 in the three months ended September 30, 2003. This increase was primarily attributable to the acquisition of SuperStock and the underlying general and administrative expenses for its operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $250,932 in the three months ended September 30, 2004 as compared to $9,667 in the three months ended September 30, 2003. This increase was primarily attributable to the acquisition of SuperStock.

NET INTEREST EXPENSE. Interest expense was $403,399 in the three months ended September 30, 2004 as compared to $17,909 in the three months ended September 30, 2003. This increase is attributable to the amortization of debt discount and additional interest due on unsecured notes payable, convertible subordinated notes payable, a note payable to the selling shareholders of SuperStock and the assumption of a note secured by a first mortgage on the Company’s headquarters building all in connection with the acquisition of SuperStock.

INCOME TAX BENEFIT. Income tax benefit was $280,000 in the three months ended September 30, 2004 as compared to $0 in the three months ended September 30, 2003. The tax benefit of $280,000 arises out of the ability to use current period operating losses against the taxable gain due to the sale of the SuperStock building and the reduction in the deferred tax liability associated with the difference in book and tax basis in the photo collection.

NET LOSS. Net loss was $927,708 or $0.02 per share in the three months ended September 30, 2004 as compared to net loss of $456,206 or $0.02 per share in the three-month period ended September 30, 2003. The increase in net loss is principally due to the acquisition of SuperStock.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

During the nine months ended September 30, 2004, the Company completed debt and equity financings, and acquired SuperStock, and subsidiaries on February 29, 2004. Prior to the acquisition, the Company was building its business plan, recruiting a management team, and reviewing potential acquisitions.

REVENUES. Revenues were $5,402,160 in the nine months ended September 30, 2004 compared to $0 in the nine months ended September 30, 2003. The increase in revenues in the nine months ended September 30, 2004 is attributable to SuperStock for the period from February 29, 2004 through September 30, 2004.

COST OF REVENUES. Cost of revenues was $1,597,131 in the nine months ended September 30, 2004 compared to $0 in the nine months ended September 30, 2003. As a percentage of revenues, cost of revenues was 30% in the nine months ended September 30, 2004 and gross profit was 70%. Since the Company had no revenue or gross profit for the nine months ended September 30, 2003, other comparisons are not applicable.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4,365,988 in the nine months ended September 30, 2004 compared to $897,654 in the nine months ended September 30, 2003. This increase was primarily attributable to the acquisition of SuperStock and the underlying general and administrative expenses for its operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $674,785 in the nine months ended September 30, 2004 as compared to $35,118 in the nine months ended September 30, 2003. This increase was primarily attributable to the acquisition of SuperStock.

NET INTEREST EXPENSE. Interest expense was $765,860 in the nine months ended September 30, 2004 as compared to $69,536 in the nine months ended September 30, 2003. This increase is attributable to the amortization of debt discount and additional interest due on unsecured notes payable, convertible subordinated notes payable, a note payable to the selling shareholders of SuperStock and the assumption of a note secured by a first mortgage on the Company’s headquarters building all in connection with the acquisition of SuperStock.

INCOME TAX BENEFIT. Income tax benefit was $280,000 in the nine months ended September 30, 2004 as compared to $0 in the nine months ended September 30, 2003. The tax benefit of $280,000 arises out of the ability to use current period operating losses against the taxable gain due to the sale of the SuperStock building and the reduction in the deferred tax liability associated with the difference in book and tax basis in the photo collection.

NET LOSS. Net loss was $1,721,604 or $0.05 per share in the nine months ended September 30, 2004 as compared to net loss of $1,079,008 or $0.07 per share in the nine month period ended September 30, 2003. The increase in net loss is principally due to from the acquisition of SuperStock.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had $1,412,312 of cash and a working capital deficit of $908,474 as compared to $702 in cash and a working capital deficit of $1,538,856 at December 31, 2003.

Net cash used in operating activities for the nine months ended September 30, 2004 was $861,650 as compared to net cash used in operating activities of $403,703 for the nine months ended September 30, 2003. Net cash used in operating activities in the nine months ended September 30, 2004 was due primarily to the net loss of $1,721,604 adjusted for $161,102 of variable option compensation, $339,563 of amortization of finance costs and $674,785 of depreciation and amortization, in addition to a decrease in the deferred income tax liability of $697,108, a decrease in accounts payable and accrued expenses of $138,185, and an increase accounts receivable of $99,383. Net cash used in operating activities in the nine months ended September 30, 2003 was principally due to the net loss of $1,079,008 adjusted for by common stock issued for services in the amount of $397,263, partially offset by a decrease in other assets of $145,397

Net cash used in investing activities for the nine months ended September 30, 2004 was $2,303,562 as compared to net cash used in investing activities for the nine months ended September 30, 2003 of $0. Net cash used in investing activities in the nine months ended September 30, 2004 was primarily from the net cash investment in the acquisition of SuperStock, Inc. in the amount of $1,417,442, an investment in property and equipment of $294,097 and an increase in long term deposits of $600,000.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $4,554,585 as compared to net cash provided by financing activities of $397,000 for the nine months ended September 30, 2003. Net cash provided by financing activities in the nine months ended September 30, 2004 was primarily from the net proceeds from the sale of SuperStock’s land and building in the amount of $7,516,251, the net proceeds of $2,790,000 in connection with the issuance of common stock and warrants, and proceeds of $2,300,000 from the issuance of notes payable and warrants, partially offset by the repayment a $1,700,000 credit line and the payment of debt in the amount of $6,130,214 in connection with the sale of the SuperStock land and building. Net cash provided by financing activities in the nine months ended September 30, 2003 was from notes payable to affiliates and the sale of common stock.

The independent auditors’ report on the Company’s financial statements for the year ended December 31, 2003 expressed substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses since its inception. Since the Company’s acquisition of SuperStock, the Company has significantly reduced its consolidated debt (excluding the sale leaseback transaction which was accounted for as a financing transaction), and has reduced its working capital deficit.

To increase its cash and retire debt, the Company completed the sale of its headquarters facility for approximately $7.68 million to an institutional investor and leased the facility back from the buyer, which was accounted for as a financing transaction. The Company repaid a $4 million note secured by a first mortgage on the facility, which was due within 12 months, and $1.6 million of long-term debt. The Company will use the balance of the proceeds to repay other indebtedness and/or for working capital for operations and/or acquisitions.

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

ITEM 3.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of a21’s management, including a21’s principal executive officer and principal financial officer, a21 conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, a21’s principal executive officer and principal financial officer concluded as of the evaluation date that a21’s disclosure controls and procedures were effective such that the material information required to be included in a21’s Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to a21, including its consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

The Company entered into a contract with the investor firm Lippert/Heilshorn and Associates for the period July 1, 2004 – June 30, 2005. Per the terms of the contract, the Company agreed to issue 40,000 shares of its restricted common stock after the three month trial period ended September 30, 2004. The 40,000 shares of restricted common stock were issued to Lippert/Heilshorn on October 27, 2004.

ITEM 6.   EXHIBITS

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

a21, Inc.

Date: November 15, 2004	By: /s/ Albert H. Pleus
Albert H. Pleus Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2004	By: /s/ Jose Perez
Jose Perez Vice President of Finance (Principal Financial Officer)

