Form 10KSB
period 2004-12-31
A21 INC
filed 2005-03-31
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: December 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 333-68213 a21, INC. (Name of Small Business Issuer in its Charter)

TEXAS	74-2896910
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7660 CENTURION PARKWAY, JACKSONVILLE, FLORIDA 32256
(Principal Executive Office)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

State issuer's revenues for its most recent fiscal year: $7.5 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,337,512, based on the closing price of the issuer’s common stock on March 15, 2005, as reported by the OTC Bulletin Board. As of December 31, 2004, 38,136,237 shares of the issuer's common stock were outstanding.

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

In this Annual Report on Form 10-KSB, "a21," "the Company," "we," "us," and "our" refer to a21, Inc. and its consolidated subsidiaries, unless the context otherwise dictates. The consolidated financial statements included herein include SuperStock, Inc. from the acquisition date of February 29, 2004.

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF THE BUSINESS

OVERVIEW

a21, Inc. was incorporated in the State of Texas in October 1998, under the name Saratoga Holdings I, Inc. In February 2004, we completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc. Through our subsidiary, SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries and private collections and license the visual content to our customers. Our customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). Our products are sold directly and through a global network of distributors in approximately 100 countries. We are headquartered in Jacksonville, Florida, operate a Company-owned office in the United Kingdom, and conduct operations in Canada.

BACKGROUND

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

The exchange was accounted for as a reverse acquisition, since the former shareholders of Agence acquired a majority of the outstanding common stock of Saratoga. Accordingly, the combination of Agence and Saratoga was recorded as a recapitalization of Agence pursuant to which Agence is treated as the continuing entity for accounting purposes, and the historical financial statements are those of Agence. a21 Acquisition and Agence continue to operate as wholly and majority owned subsidiaries of the registrant. Agence had no existing operations in 2003 or 2004, and this is not expected to change in the foreseeable future.

Acquisition of Superstock, Inc.

In February 2004, the Company completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc., a licensor of stock images to the advertising, media and publishing industries. SuperStock's primary assets include approximately 900,000 images that it either owns or licenses from third parties, an approximately 73,000 square foot facility in Jacksonville, Florida (which we, through our SuperStock subsidiary, sold and leased back from the buyer), receivables from its customers and cash.

In consideration for the sale and purchase of the common stock of SuperStock, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock which is exchangeable into 5,000,151 shares of our common stock, $2.6 million in cash and a 14 month secured note in the amount of $1.6 million that initially pays an interest rate of LIBOR plus 1.9% per annum. In addition, we granted warrants to the sellers to purchase 160,000 shares of our common stock at $0.56 per share and issued to the sellers and their advisors 573,589 shares of our common stock for about $150,000 cash consideration. Final adjustments were made to the purchase price upon finalization of SuperStock's closing balance sheet. The sellers presented us with their proposed closing balance sheet. We reviewed this balance sheet, advised the sellers of our position and have negotiated a settlement as of March 3, 2005, pursuant to which we agreed to pay $100,000, to Sellers, in three installments. The first installment was paid upon the signing of the final agreement, the second installment is due on March 1, 2006 and the third installment is due on March 1, 2007. The deferred payments due March 1, 2006 and March 1, 2007 in the form of a promissory note, shall bear interest at the rate of five percent per annum commencing on March 1, 2005 until paid in full. As part of the original purchase agreement, the sellers may also receive up to $1.5 million should SuperStock achieve certain revenue milestones during the four year period after closing, of which the estimated payment for the first year (March 1, 2004 through February 28, 2005) is expected to be about $200,000.

We raised $5.3 million in equity and debt financing in addition to the $150,000 received as discussed above. Barron Partners, L.P. provided $3.0 million of equity financing and in return received 15,000,000 shares of our common stock, warrants to purchase an additional 4,590,000 shares of our common stock at each of $0.20, $0.225, and $0.45 per share, and warrants to purchase an additional 3,672,000 shares of our common stock at each of $0.90 and $1.35 per share. In addition, some of our executive officers and directors converted $600,000 of loans they had made to us into shares of our common stock under the same terms and conditions as Barron Partners, L.P.. See "Certain Relationships and Related Transactions - Stockholder Loans" for additional information about the conversions of such loans by our executive officers and directors. We obtained an additional $1.25 million of financing and issued a two-year convertible subordinated note, which accrues interest at 12% for the first six months, 13.5% for the next 12 months, and 15% for the last six months and which is convertible into shares of our common stock with a floor of $0.90 per share and a cap of $2.00 per share. The holder of the note also received 937,500 callable warrants with exercise prices of $0.45, $0.90 and $1.35 per share of our common stock. The remaining $1.1 million of financing was in the form of unsecured debt, which accrues interest at 12% for up to 12 months along with 945,000 callable warrants with an exercise price of $0.45 per share of our common stock. The unsecured debt is extendible on a month to month basis after one year upon the issuance of additional warrants.

On June 30, 2004, the Company completed the sale and leaseback of the land and approximately 73,000 square foot building in which the Company’s headquarters are located in Jacksonville, Florida. The facility was sold for $7.7 million and resulted in net proceeds of $7.5 million, of which $4.0 million was used to repay a bank note that was secured by a first mortgage on the facility and $1.6 million was used to repay other indebtedness. The building was leased back for a term of twenty years. The lease provides the Company with two five-year renewal options at specified payments.

Based on the terms of a subleasing arrangement, the sale and leaseback of the land and building does not qualify for sale recognition and has been accounted for as a financing transaction pursuant to SFAS No. 98, “Accounting for Leases”. Accordingly, the accompanying financial statements reflect the net proceeds from the sale of the land and building as a loan payable with an effective interest rate of 10.14% based on the payment terms of the lease. The land and building are included in property and equipment and are being depreciated on a straight-line basis over the twenty-year term of the lease.

In September 2004, the Company entered into an agreement to sublease 40,000 square feet of its 73,000 square foot Jacksonville, FL headquarters to Recruitmax Software, Inc., a human resources software company. Under the terms of the sublease agreement, Recruitmax will pay the Company $3.5 million over a six-year period. The sublease terminates on October 31, 2010, subject to Recruitmax’s renewal option.

In November 2004, in order increase operating efficiency and reduce costs, the Company, restructured management, management compensation, and certain of its operations which it outsourced  because it did not consider them part of its core competence. The Company also made Thomas V. Butta, the Chief Executive Officer of SuperStock and President of the Company.

RECENT DEVELOPMENTS

In January 2005, the Company increased the number of images in its archive to in excess of one million. The Company has added over 225,000 images over the prior six months from: Mauritius, Stockfood, Big Cheese, BrandX, Imagezoo, agefotostock, Comstock, Rubberball, Image100, PhotoAlto, Medioimages, Image Source, Digital Vision, Stockbyte, Blue Moon and Goodshoot among others. Over 80% of these images are in the Rights Managed category with the balance being Royalty Free. The majority of the 225,000 images are due to an agreement with one of the suppliers in which it would allow each company to promote and license the other’s Rights-managed images in the U.S. Market.

In February 2005, the Company completed a $2.25 million financing in the form of two-year interest only senior (non-convertible) secured notes and retired $1.25 million of its two-year convertible subordinated notes issued in conjunction with a21's acquisition of its SuperStock subsidiary in February 2004. A summary of the terms of the Financing were set forth in a letter agreement, dated as of February 22, 2005, filed in form 8-K on February 28, 2005. The investors in the financing were existing investors of a21 and were also holders of the Subordinated Notes (as defined below).

In the financing, SuperStock issued new 12% senior secured notes due in February 2007 in the principal amount of $2.25 million and retired all of its outstanding 13% convertible subordinated notes due February 28, 2006. Five year warrants to purchase 937,500 shares of a21 common stock originally issued to the holders of the Subordinated Notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares, the holders of the Senior Notes participating in the Financing received two year warrants to purchase an aggregate of 500,000 shares of a21 common stock at $0.225 per share and an aggregate of 562,500 shares of a21 common stock at $0.45 per share. The Senior Notes are interest only and may be prepaid without penalty at any time. They also have a provision which adds 4% per year to their principal balance, due at maturity. Each of the Senior Notes and the Warrants are dated as of February 22, 2005.

In connection with the issuance of the Senior Notes, SuperStock entered into a security agreement, dated as of February 22, 2005 (the "Security Agreement"), pursuant to which it granted a first priority security interest in the Collateral (as defined therein).

In March 2005, the Company’s Board of Directors approved the 2005 Stock Incentive Plan, subject to Shareholder approval and the issuance of up to six  million shares of which up to two million are in the form of options to the employees of SuperStock as agreed per the Amended and Restated Stock Purchase and Recapitalization Agreement by and among a21, SuperStock and its stockholders dated February 29, 2004.

INTELLECTUAL PROPERTY

Through our subsidiary, SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries and private collections, and make such visual content available to creative professionals at advertising and design agencies, publishing and media entities, in-house communication departments and outside corporate communications firms, small and home office (“SO/HO”) businesses, and the general public.

Images are not sold: reproduction and usage rights are licensed. Such licenses fall into two main types - rights-managed and royalty-free. A rights-managed license is a limited license whereby the usage (for instance, a magazine advertisement or a billboard), term (either for one-time use or for a specified time) and venue (for instance, within the U.S. or Europe or globally) are fully defined. A royalty-free license, which is a misnomer but has been widely adopted in the industry, is an unlimited license, whereby the image can be reused indefinitely for an unlimited time, as long as the license is not re-sold or transferred.

Other than a portion of our library that is fully owned by SuperStock, the copyright to the images that we license belongs to the independent photographer or company that grants us licensing and distribution rights. We recognize copyright protection as an invaluable asset and have implemented an outreach process to alert us to unauthorized use of our images. When discovered, the user is notified of the copyright laws and requested to comply by remitting payment. If this action does not result in copyright enforcement, legal action is pursued.

PRODUCTS

Our images are available for delivery to our customers through online downloads or on CD-ROM and may be viewed on our website. Certain of those images may also be viewed on our distributors’ websites.

Customers typically search for images by using the search engine on our website. Given any number of input parameters, which include keywords, subject matter, product type and image number, the search engine returns the appropriate images for the customer to peruse and select. The search can then be refined or repeated with modified input parameters. An image search is usually an iterative process. Upon request and for no additionional cost to the client, we make available the search capability of our research team.

Pricing of Our Products

Pricing for each customer group varies depending upon product type, with rights-managed images generally selling at a higher price point than royalty-free images. Pricing of rights-managed licenses is determined by a number of factors. These factors are selected by our customers to suit their specific needs. Pricing for images procured through a rights-managed license currently range from approximately $185 for a quarter page editorial inside a magazine to over $10,000 for use in a major print advertising campaign. Pricing for images procured through a royalty-free license currently range from approximately $70 for a low resolution image to approximately $400 for a high resolution, full page image. Rights-managed image sales generally require more of our support staff than royalty-free image sales, typically because of the time and effort required to negotiate and monitor the rights-managed licenses and because rights-managed licensors are often a higher level, more sophisticated customer.

Contemporary Photography

Our collection of contemporary photography forms the largest part of our library, and is a comprehensive offering of current and cutting-edge imagery in a wide variety of subjects, such as people and lifestyles, world travel and places, nature and wildlife, business and industry, sports and concepts. The majority of this collection comes from our contributing photographers and agencies, which provide us with imagery produced with the most current styles and techniques. In addition, we solicit new photographers and agencies based on the quality and type of work they produce or represent as well as the needs of our customers. Our success in recruiting new photographers and agencies is often dependent on the terms offered relative to those offered by the competition.

Vintage Photography

The bulk of our vintage collection consists of SuperStock's earlier acquisition of the Devaney Collection, which is comprised of commercial and advertising photography from the 1940's through the 1960's. In addition to being virtually impossible to replicate, this unique collection is available for commercial and advertising use by virtue of the model releases, which are essentially written permissions from the persons appearing in the photographs that their image may be commercially exploited. In addition to the Devaney Collection, we have distribution agreements with a number of notable and prestigious archives, including the Culver Collection and the Underwood Photo Archive.

Fine Art

Our broad repertoire of fine art imagery ranges from prehistoric cave paintings to modern and contemporary pieces from living artists, the many artistic movements throughout history, religious and cultural works, and photographs of antiques and artifacts. This collection is the result of over a quarter century of aggregations by SuperStock and affiliations with various archives, libraries, museums and private collections, which includes The Bridgeman Art Library, AKG Berlin, The National Portrait Gallery, Christie's Images, The Huntington Library and the Giraudon Collection.

CUSTOMERS

Our customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and retail (the general public).

Creative

We supply our creative customers with imagery that typically conveys a commercial or advertising message. These customers usually demand unique, cutting-edge imagery and often require exclusive rights for specific periods, ranging from one year to ten years.

We have found that conceptual imagery (those that depict victory, profit, joy, danger, etc.) is very important to this customer group. These images are the most difficult to search for using keywords, which can be highly subjective. Therefore, we have assembled a staff of researchers, all of whom have relevant fine arts backgrounds and who are well-trained and experienced in photography, the arts, and graphic design, allowing us to provide custom research to our customers. This is an important element in differentiating SuperStock from the competition.

Editorial

We supply a variety of imagery for use in the publication of textbooks, magazines, newspapers and web portals where there is a need to illustrate the stories and editorials with imagery. Such images include various places and landmarks of the world, wildlife and nature, societal issues such as health care and education, and famous people and historical figures and events.

Corporate

We supply a variety of imagery for use in business and corporate communications, which may be included in brochures, annual reports, newsletters, websites and multi-media presentations. The imagery needs of this customer group typically run the gamut from conceptual imagery to editorial imagery.

Retail

Our customers purchase our images, either directly from us or through a distributor, and market these images to the general public. Our imagery is generally made available to the retail market in the form of screensavers, posters, T-shirts, mugs and various other items. Customers in the retail group typically demand images that are cute, colorful and common, such as puppies, sunsets and flowers.

MARKETING

Our fundamental draw and positioning, and therefore the products and services we offer, is our SuperStock brand. On occasion, we have been able to co-brand certain products, services and marketing activities with those of certain vendors, especially vendors who have well established brand identities. On occasion, we have used the names of individual photographers, especially those with unique bodies of work or those who are well renowned, in our marketing activities.

We reach our customers and prospective customers through a variety of marketing activities, which include print advertising, direct mail, web mail and telemarketing. These activities are designed to create and reinforce brand awareness, drive traffic to our website, and advertise our latest products and services.

Print Advertising

We seek to build and reinforce our brand and promote our latest products and services through ongoing print advertising campaigns in a number of trade publications targeted to reach our professional customers.

Direct Mail

Direct mail forms are an integral part of our marketing efforts. Our direct mail campaigns consist of postcards, brochures and print catalogs and are designed to depict the most current styles and trends, incorporate our newest photography and appeal to the tastes and expectations of our customers. We believe that direct mail is also a very important channel in prospecting for new customers.

Web Mail

We send e-mails to our registered users and partners regularly, which contain invitations to visit various pages or features on our website. Our website accepts and enables visitors to view picture galleries, multi-media and interactive presentations and sales promotions.

Telemarketing

Our ongoing effort to update and add to our customer list is also an opportunity to build and reinforce the personal contacts that are critical in servicing our customer's needs. We believe that such personal contact is an important part of our efforts to distinguish ourselves from our competitors. The main focus of our telemarketing efforts is towards those previously established customers whom we consider dormant or under-performing.

SALES AND DISTRIBUTION

Our licensing revenue is generated from our direct sales operations in countries where we operate company-owned offices as well as revenue sharing arrangements with our distributors.

Direct Sales

Our sales and service staff consists of Account Executives, a Customer Service Group, a Research Team, and a Technical Support Group. Account Executives are assigned key accounts, typically high volume and regular customers, and are responsible for managing and building these relationships. Account Executives are also given the opportunity to prospect for new accounts. The Customer Service Group handles new customers and other inbound inquires. After we assess specific criteria, such as the frequency of its purchases, volume and types of purchases, a customer will be assigned to an Account Executive for further development. Researchers provide sales support to the Account Executives and Customer Service Group by completing online searches and image selections based on criteria provided by the client. We also employ a Technical Support Group that provides expertise in web, online and digital imagery applications and assists our customers in using our products.

Distribution

Our imagery is licensed to customers worldwide through our international distribution network, which consists of over 50 distributors operating in 100 countries. The use of our brand name, licensing rights to the imagery, access to various tools on our website and the provision of digital files are granted under license and revenue sharing arrangements. The appointment of local distributors in various countries allows us to realize revenue opportunities without building operational infrastructure in different languages, cultures, legal systems and currencies.

OPERATIONS AND TECHNOLOGY

The Internet and digital imaging technology allows an image that has been digitized to be seen worldwide and be reproduced and distributed indefinitely, at little or no additional cost. This has created significant opportunities for us to streamline our operations and to realize the benefits of economies of scale. On our website, images can be found, licenses transacted and product delivered via downloads. Furthermore, our website is fully compatible with the latest versions of the most commonly and readily available web browsers, such as Internet Explorer ® and Netscape ®.

Acquisition and distribution of our products is primarily digital. Independent photographers and/or vendors deliver images to use either in digital form or on film, which we then digitize using our in-house scanning facilities. The image files are uploaded onto our online storage facility and are assigned various file names and information. Finally, they are assigned various metadata such as keywords and subject codes, enabling the search engine to find and display the images to our customers.

We have a centralized and integrated technology platform as the foundation for our website and back-office systems. This platform enables our customers to search, select, license, transact payments and download our imagery. It also provides for centralized sales order, customer database, finance and accounting management systems. These systems cover many operational activities, from customer interaction and transaction processing, order fulfillment and invoicing, to photographer and vendor royalty reports and payments. Our technology platform is primarily owned and operated by SuperStock.

We upgrade our systems as the need and opportunity arises. We are dedicated to regularly upgrading our hardware and search engine to increase its speed and accuracy. We also routinely obtain additional online storage as our library of images continues to grow. Similarly, we continue to build new search and communication tools on our website in order to improve its functionality and user-friendliness. We use a combination of software developed in house and third party service providers to support our operations.

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

Our current competitors include other general visual content providers such as Getty Images, Corbis, Jupitermedia Corporation, Creatas, Photonica, Zefa Visual Media, Masterfile, Comstock, Index Stock and dozens of smaller stock photography agencies and image content aggregators throughout the world. Many of our competitors are larger than us and have substantially greater financial, technical, and marketing resources than we do.

RELATIONSHIP WITH OUR EMPLOYEES

As of December 31, 2004, we had a total of 70 employees, all of which are full time employees. We believe our relationship with our employees is good. We have not experienced any labor stoppages. None of our employees is covered by collective bargaining agreements.

FACTORS THAT MAY AFFECT THE BUSINESS

The following matters, among others, may have a material adverse effect on our business, financial condition, liquidity, results of operations or prospects, financial or otherwise. Reference to this cautionary statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER BE PROFITABLE

As of December 31, 2004, we had an accumulated deficit of $9.0 million and working capital of $69,000. To date, the Company has been funded primarily through sales of our common stock, issuance of debt securities and sale of assets. If we are not successful in executing our business plan, we may never achieve profitability.

WE MAY NOT BE ABLE TO COMPETE WITH EXISTING OR POTENTIAL COMPETITORS

The visual content industry is highly competitive. We believe that competitive factors include quality of images, branding, reputation, service, breadth of content, depth of content, content provider associations, customer associations, technology, pricing, and sales and marketing. Our competitors include Getty Images, Corbis, Jupitermedia Corporation, Creatas, Photonica, Zefa Visual Media, Masterfile, Comstock, Index Stock and dozens of smaller stock photography agencies. Many of our competitors are significantly larger, have far greater resources, a notably larger customer base, a far greater content provider base, significantly more technology infrastructure, and more well-recognized names in the marketplace than we do, all of which may make it difficult for us to compete effectively. In addition, there are several companies that are aggressively pursuing the visual content market with technology and services that we may not be able to match.

OUTSIDE CONTENT PROVIDERS ARE CRITICAL TO US

We rely on outside sources to provide us with visual content, which we aggregate and make available to our customers. We plan on entering into additional agreements with outside content providers to license their imagery. We cannot assure you that we will enter into agreements with outside content providers or, if we are able to enter into such agreements, that we will have the resources or personnel to successfully integrate such content into our business. The quality and availability of content that we may be able to acquire on terms and conditions that are acceptable to us may be limited. If we are not able to enter into agreements to acquire quality content and/or if we are unable to successfully integrate content into our business, our financial condition and prospects may be materially adversely affected.

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

WE PLAN TO GROW OUR BUSINESS THROUGH ACQUISITIONS AND JOINT VENTURES

The acquisition of new businesses is costly, they may not enhance our financial condition, and we may face difficulties and be unsuccessful in integrating new businesses. The resources expended in identifying and consummating acquisitions and joint ventures may be significant. Any future acquisitions will be subject to a number of challenges in integrating new operations into our existing operations, including:

▪	diversion of management time and resources
▪	difficulty of assimilating the operations and personnel of the acquired companies
▪	potential disruption of our ongoing business
▪	difficulty of incorporating acquired technology and rights into our products and services
▪	unanticipated expenses related to technology integration

▪	difficulties in maintaining uniform standards, controls, procedures and policies
▪	impairment of relationships with employees and customers as a result of any integration of new management personnel
▪	potential unknown liabilities associated with acquired businesses

WE MAY NOT SUCCEED IN ESTABLISHING THE a21 BRANDS

We believe that having a well recognized brand name is a critical competitive factor in our industry. If we do not successfully establish the a21 brands, we may not be able to generate enough interest from buyers to consider licensing images from us or from suppliers to entertain licensing their images to us. To successfully develop and maintain the a21 brands, including the "SuperStock" brand, we will have to invest in marketing, promotion, advertising, sales, distribution, and other personnel to support it. We cannot assure you that we will have sufficient capital required to successfully develop and maintain the a21 brands or that we will be able to hire qualified personnel to support the a21 brands in the future. In addition, we will have to invest in aggregating additional images of the type demanded by our customers to constantly refresh, update and keep current our image archive.

KEY EMPLOYEES ARE ESSENTIAL TO BUILDING OUR CUSTOMER RELATIONSHIPS

We are highly dependent on key employees. Albert H. Pleus, our Chairman and Chief Executive Officer, Thomas V. Butta, our Vice Chairman and President and Chief Executive Officer of SuperStock, Haim Ariav, our Chief Creative Officer and a member of our Board of Directors and President of SuperStock, Jose Perez, our Vice President of Finance and Vice President, Finance & Human Resources of SuperStock, and Susan O. Chiang, Senior Vice President and Chief Financial Officer of SuperStock, are essential to our ability to establish and maintain relationships with our customers and distributors. Competition in our industry for executive-level personnel is strong and we can make no assurance that we will be able to hire, motivate and retain highly effective executive employees. Mr. Pleus currently has an existing consulting agreement and Mr. Perez currently has an existing employment contract, which are both being negotiated. Mr. Butta, Mr. Ariav and Ms. Chiang’s contracts are being negotiated. While the Company believes that the negotiations will be satisfactorily concluded for the above key employees, there can be no guarantee that such an outcome will occur.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN MULTIPLE COUNTRIES

We have over 50 distributors doing business in approximately 100 countries. In addition, we have operating subsidiaries in the U.K. and in Canada. In 2004, revenues earned outside of the U.S. accounted for approximately 30% of our total revenue. As a result, we are subject to risks associated with operating in multiple countries, including:
▪	increased time, effort and attention of our management to manage our foreign operations
▪
currency devaluations and fluctuations in currency exchange rates, including impacts of transactions in various currencies and translation of various currencies into dollars for U.S. reporting and financial covenant compliance purposes

▪	imposition of or increases in customs duties and other tariffs
▪	language barriers and other difficulties in staffing and managing foreign operations
▪	longer customer payment cycles and greater difficulties in collecting accounts receivable
▪	uncertainties of laws and enforcement relating to the protection of intellectual property
▪	Imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into U.S.dollars
▪	imposition of or increases in revenue, income or earnings taxes and withholding and other taxes
▪	imposition of or increases in investment or trade restrictions and other restrictions or requirements by non-U.S. governments
▪
inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems

▪	nationalization and other risks which could result from a change in government or other political, social or economic instability

Each of the foregoing risks may have a material adverse effect on us in the future.

SYSTEMS FAILURES AND SECURITY BREACHES MAY HARM OUR BUSINESS

Any failure of our current technology systems, the technology systems of our planned acquisitions, viruses, any breach of security of our system or the systems of our planned acquisitions, or the perception of a failure or breach of security of such systems, could decrease our customers' trust in us and our content providers' trust in us to safeguard confidential and valuable information and assets, which could adversely affect their willingness to do business with us and potentially cause serious interruptions in our services, sales, or operations.

WE RELY ON THIRD PARTIES FOR TECHNOLOGY AND BACKUP SYSTEMS

While we currently manage the majority of our technology on site at our headquarters, some of the technologies and systems are and will be managed by third parties off site on outside servers for website hosting and backup. We may not be able to control access and security to these servers as we would if they were on site. While we make every effort to maximize the security and integrity of our data, we cannot guarantee that third parties will do the same regardless of their contractual obligation to do so.

Additionally, some of our distributors both domestically and overseas keep local copies of a portion of our image library on their servers to expedite delivery of images to their clients. We do not have control over the day-to-day management of their technology and the security and integrity of their systems. If our data is compromised, it may be rendered unusable or we may be unable to prevent unauthorized copies of images from our library from entering the marketplace.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH WE WILL BE UNABLE TO SUCCESSFULLY OPERATE OUR BUSINESS IN THE FUTURE

Our growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. To manage our expected growth, we will have to implement and improve our operational and financial systems, and we will have to train and manage our growing employee base. We will also need to maintain and expand our relationships with customers, outside content providers and other third parties. If we are unable to effectively manage our growth, our business may become inefficient and therefore less profitable.

YOU MAY SUFFER DILUTION UPON THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND THE CONVERSION OF CONVERTIBLE NOTES AND PREFERRED STOCK

As of December 31, 2004, we had stock options outstanding to purchase 4,697,623 shares of common stock, warrants to purchase 28,709,967 shares of common stock, preferred stock exchangeable into 5,000,151 shares of common stock and convertible notes convertible into between 625,000 and 1,388,889 (these notes are convertible at a minimum conversion price of $0.90 per share and a maximum conversion price of $2.00 per share) shares of common stock, some of which have exercise prices at or below the price of our shares of common stock on the public market. To the extent such options or warrants are exercised and convertible notes and preferred stock are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

WE MAY NEED TO OBTAIN ADDITIONAL FINANCING TO FUND OUR OPERATIONS AND TO ACQUIRE ADDITIONAL BUSINESSES

We may need to obtain additional financing to fund our operations and to acquire additional businesses. There is no guarantee that we will be able to raise additional capital under terms and conditions that are favorable to us, if at all. If we are unable to raise additional capital, we will have to extend the maturity on some of our obligations. There is no guarantee that we will be able to reach agreement on such extensions under terms and conditions that are favorable to us, if at all.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS HAVE REQUIRED SUBSTANTIAL FINANCIAL AND PERSONNEL RESOURCES AND WE STILL MAY FAIL TO COMPLY

As directed by section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. The formal process of evaluating our internal controls over financial reporting, will require the devotion of substantial financial and personnel resources. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability to comply by applicable deadlines.

WE HAVE A LIMITED OPERATING HISTORY

While SuperStock has been in business since 1973, a21 was founded and commenced operations in October 1998, and members of our current management team have only been actively involved in our operations since 2001. Our operating history and the experience of our management team may be insufficient for you to evaluate our business and future prospects.

PERIODIC FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control. Our revenue and operating results and stock price may vary from reporting period to reporting period based on factors that may include among others:

▪	unsuccessful integration of acquisitions,
▪	changes in the product mix offered by the planned acquisitions,
▪	changes in the customer base served by the acquisitions,
▪	changes in our ability to access capital,
▪	changes in our technology needs,
▪	changes in the pricing paradigm in the digital imaging market,
▪	changes in applicable laws and regulations,
▪	changes in our expected distribution channels,
▪	changes in the performance of our distributors,
▪	loss of our customers or content providers to our competitors,
▪	changes in our competitors offering of new products or services which are, or are perceived to be, superior to the products and services offered by us, and
▪	changes in the economies of countries in which we do business.

PROVISIONS OF OUR CORPORATE DOCUMENTS AND TEXAS CORPORATE LAW MAY DETER A THIRD PARTY FROM ACQUIRING OUR COMPANY

Provisions of our articles of incorporation, as amended, and our bylaws, authorize our Board of Directors to, among other things, issue preferred stock and fix the rights, preferences, privileges and restrictions of such shares without any further vote, approval or action by our shareholders. Our Board could take actions that could discourage a third party from attempting to acquire control of us and that could make it more difficult for a third party to acquire us. Our Board could take such actions even if our shareholders consider a change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock by the Board of Directors, along with certain provisions of Texas law, may have the effect of delaying, deterring or preventing a takeover of our Company.

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

ITEM 2. PROPERTIES

The Company acquired the land and building in February 2004 with the acquisition of SuperStock, Inc. In June 2004, SuperStock closed the sale of the land and building for net proceeds of $7.5 million and leased back the building for a twenty-year term. The Company has entered into an agreement to sublease 40,000 square feet of its 73,000 square foot Jacksonville, FL headquarters to Recruitmax Software, Inc., a human resources software company. Under the terms of the sublease agreement, Recruitmax will pay the Company $3.5 million over a six-year period.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened legal proceedings that involve us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders, through solicitation of proxies or otherwise, during the fourth quarter of 2004.

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

The following table sets forth, for each of the quarterly periods for the years ended December 31, 2003 and December 31, 2004, the high and low bid prices of our common stock as reported on the OTC Bulletin Board. The bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
2003
First Quarter	$0.31	$0.17
Second Quarter	0.22	0.02
Third Quarter	0.22	0.06
Fourth Quarter	0.22	0.07

2004
First Quarter	$0.60	$0.08
Second Quarter	0.51	0.22
Third Quarter	0.33	0.18
Fourth Quarter	0.24	0.12

HOLDERS

There were approximately 1,400 holders of record of our common stock on December 31, 2004.

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

Acquisition of Superstock, Inc.

In February 2004, the Company completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc., a licensor of stock images to the advertising and publishing industries. SuperStock's primary assets include approximately 900,000 images that it either owns or licenses from third parties, an approximately 73,000 square foot facility in Jacksonville, Florida (which we, through our SuperStock subsidiary, sold and leased back from the buyer), receivables from its customers and cash.

In consideration for the sale and purchase of the common stock of SuperStock, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock which is exchangeable into 5,000,151 shares of our common stock, $2.6 million in cash and a 14 month secured note in the amount of $1.6 million that initially pays an interest rate of LIBOR plus 1.9% per annum. In addition, we granted warrants to the sellers to purchase 160,000 shares of our common stock at $0.56 per share and issued to the sellers and their advisors 573,589 shares of our common stock for about $150,000 cash consideration. Final adjustments were made to the purchase price upon finalization of SuperStock's closing balance sheet. The sellers presented us with their proposed closing balance sheet. We reviewed this balance sheet, advised the sellers of our position and have negotiated a settlement as of March 3, 2005, pursuant to which we agreed to pay $100,000, to Sellers, in three installments.

The first installment was paid upon the signing of the final agreement, the second installment is due on March 1, 2006 and the third installment is due on March 1, 2007. The deferred payments due March 1, 2006 and March 1, 2007 in the form of a promissory note, shall bear interest at the rate of five percent per annum commencing on March 1, 2005 until paid in full. As part of the original purchase agreement, the sellers may also receive up to $1.5 million should SuperStock achieve certain revenue milestones during the four year period after closing, of which the estimated payment for the first year (March 1, 2004 through February 28, 2005) is expected to be about $200,000.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2003

Prior to the acquisition of SuperStock in February 2004, the Company was a development stage enterprise.

During the twelve months ended December 31, 2004, the Company completed debt and equity financings, and acquired SuperStock, Inc. and subsidiaries on February 29, 2004. Prior to the acquisition of SuperStock, Inc., the Company was building its business plan, recruiting a management team, and reviewing potential acquisitions.

REVENUES. Revenues were $7.5 million in the twelve months ended December 31, 2004 compared to zero in the twelve months ended December 31, 2003. The increase in revenues in the twelve months ended December 31, 2004 is attributable to SuperStock for the period from February 29, 2004 through December 31, 2004.

COST OF REVENUES. Cost of revenues was $2.2 million in the twelve months ended December 31, 2004 compared to zero in the twelve months ended December 31, 2003. As a percentage of revenues, cost of revenues was 30% in the twelve months ended December 31, 2004 and gross profit was 70%. Since the Company had no revenue or gross profit for the twelve months ended December 31, 2003, other comparisons are not applicable.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5.9 million in the twelve months ended December 31, 2004 compared to $1.1 million in the twelve months ended December 31, 2003. This increase was primarily attributable to the acquisition of SuperStock and the underlying general and administrative expenses of its operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1.1 million in the twelve months ended December 31, 2004 as compared to $36,000 in the twelve months ended December 31, 2003. This increase was primarily attributable to the amortization of assets recorded in connection with the acquisition of SuperStock.

NET INTEREST EXPENSE. Interest expense was $1.1 million in the twelve months ended December 31, 2004 as compared to $87,000 in the twelve months ended December 31, 2003. This increase is attributable to the amortization of debt discount and additional interest due on unsecured notes payable, convertible subordinated notes payable, a note payable to the selling shareholders of SuperStock and the assumption of a note secured by a first mortgage on the Company’s headquarters building, all in connection with the acquisition of SuperStock. Additionally, the Company recorded interest on the loan payable resulting from its sale and lease of the SuperStock facility.

INCOME TAX BENEFIT. Income tax benefit was $729,000 in the twelve months ended December 31, 2004 as compared to zero in the twelve months ended December 31, 2003. The tax benefit of $729,000 arises principally out of the ability to use current period operating losses against the taxable gain due to the sale of the SuperStock building.

NET LOSS. Net loss was $2.1 million or $0.06 per share in the twelve months ended December 31, 2004 as compared to net loss of $1.3 million or $0.08 per share in the twelve month period ended December 31, 2003. The increase in net loss is principally due to the acquisition of SuperStock.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had $717,000 of cash and cash equivalents and working capital of $69,000 as compared to $1,000 in cash and a working capital deficit of $1.5 million at December 31, 2003.

Net cash used in operating activities for the twelve months ended December 31, 2004 was $2.0 million as compared to net cash used in operating activities of $430,000 for the twelve months ended December 31, 2003. Net cash used in operating activities in the twelve months ended December 31, 2004 was due primarily to the net loss of $2.1 million adjusted for $394,000 of amortization of finance costs and $1.1 million of depreciation and amortization, in addition to a decrease in the deferred income tax liability of $728,000, a decrease in accounts payable and accrued expenses of $55,000, an increase of $600,000 in restricted cash and an increase in accounts receivable of $210,000. Net cash used in operating activities in the twelve months ended December 31, 2003 was principally due to a net loss of $1.3 million adjusted for by common stock issued for services in the amount of $444,000, partially offset by a decrease in variable option compensation of $103,000, in addition to an increase in accounts payable and accrued expenses of $380,000.

Net cash used in investing activities for the twelve months ended December 31, 2004 was $1.8 million as compared to net cash used in investing activities for the twelve months ended December 31, 2003 of zero. Net cash used in investing activities in the twelve months ended December 31, 2004 was primarily from the net cash investment in the acquisition of SuperStock, Inc. in the amount of $1.4 million and an investment in property and equipment of $322,000.

Net cash provided by financing activities for the twelve months ended December 31, 2004 was $4.6 million, as compared to net cash provided by financing activities of $422,000 for the twelve months ended December 31, 2003. Net cash provided by financing activities in the twelve months ended December 31, 2004 was primarily from the net proceeds from the sale of SuperStock’s land and building in the amount of $7.5 million, the net proceeds of $2.8 million in connection with the issuance of common stock and warrants, and proceeds of $2.3 million from the issuance of notes payable and warrants, partially offset by the repayment a $1.7 million, credit line and the repayment of debt in the amount of $6.1 million in connection with the sale of the SuperStock land and building. Net cash provided by financing activities in the twelve months ended December 31, 2003 was from notes payable to affiliates and the sale of common stock.

To increase its cash and retire debt, the Company completed the sale of its headquarters facility for $7.7 million to an institutional investor and leased the facility back from the buyer, which was accounted for as a financing transaction. The Company repaid a $4.0 million note secured by a first mortgage on the facility, which was due within twelve months, and $1.6 million of long-term debt held by the selling shareholders of SuperStock. The Company used the balance of the proceeds primarily to repay other indebtedness and/or for working capital for operations.

On February 22, 2005, a21, Inc. consummated a $2.25 million financing (the "Financing") in the form of two-year interest only senior (non-convertible) secured notes and retired $1.25 million of its two-year convertible subordinated notes issued in conjunction with a21's acquisition of its SuperStock subsidiary in February 2004.The investors in the Financing were existing investors of a21 and were also holders of the Subordinated Notes In the Financing, SuperStock issued new 12% senior secured notes due in February 2007 in the principal amount of $2.25 million (the "Senior Notes") and retired all of its outstanding 13% convertible subordinated notes due February 28, 2006.

While the Company believes its current capital, along with its plans to obtain additional capital resources, will be sufficient for the next twelve months based on current operations, there can be no guarantee that the Company will have sufficient capital or will be able to obtain sufficient capital to meet its operational obligations or execute its business plan, which includes both internal growth and growth by acquisitions.

OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

ITEM 7. FINANCIAL STATEMENTS

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

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS IN COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and positions of the executive officers and directors of the Company:

Name	Age	Position
Albert H. Pleus	43	Chairman and Chief Executive Officer
Thomas V. Butta	48	Vice Chairman and President
Haim Ariav	40	Director and Chief Creative Officer
Luke A. Allen (1)	41	Director
Vincent C. Butta	43	Director
Philip N. Garfinkle (1)	44	Director
C. Donald Wiggins (1)	55	Director
Jose A. Perez	35	Vice President of Finance of a21
Susan O. Chiang	39	Senior Vice President and Chief Financial Officer
		of SuperStock, Inc.

(1) Member of Audit Committee

Each director serves until the next annual meeting of stockholders and until his respective successor is elected and qualified, or until his earlier resignation. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships between or among any of the executive officers or directors of the Company other than Mr. Thomas V. Butta and Mr. Vincent C. Butta, who are brothers.

Albert H. Pleus has been our Chairman since inception of the Company and Chief Executive Officer since May 2004. Mr. Pleus was our Principal Financial Officer from August 2001 through May 2004. Mr. Pleus started his career at Morgan Stanley, and over the last 10 years has focused on investment banking as well as in principal investment roles. From 1996 to 1999, Mr. Pleus was a Managing Director at Convergence Capital, Inc., an investment banking boutique focused on cross border mergers, acquisitions and financings. From 1999 to present, Mr. Pleus has been President of Whitney Holdings, Inc., which provides financial, strategic consulting and advisory services to developing businesses, and which is also one of our shareholders. Mr. Pleus received his BS and MS degrees from MIT and holds an MBA degree from Stanford University.

Thomas V. Butta has been our Vice Chairman since June 2004, President of the Company and Chief Executive Officer of SuperStock, since December 2004, and a member of our Board of Directors since July 2001. Mr. Butta served as our Chief Strategic Officer from June 2004 to December 2004, and from February 2001 to May 2004, he served as an advisor to us. From November 2001 to May 2003, Mr. Butta was Executive Vice President and Chief Marketing Officer of PTC, a $650 million product lifecycle management software company. Prior to joining PTC, Mr. Butta was the Chief Marketing Officer of CommerceQuest, an enterprise software company, from August 2000 to August 2001 and of Red Hat, an open source software distributor, from June 1999 to June 2000. From January 1995 to June 1999, Mr. Butta served as Chief Executive Officer of FGI Inc., a strategic marketing, research and communications firm in Chapel Hill, North Carolina and New York City. Mr. Butta received his BA degree from Hamilton College and has attended Executive Education programs at Harvard Business School.

Haim Ariav has been our Chief Creative Officer since December 2004 and a member of our Board of Directors since April 2004. Mr. Ariav was our President from March 2002 through December 2004, and from February 2001 through February 2002, he served as our Chief Creative Officer. Mr. Ariav is also President of SuperStock, Inc. Prior to joining the Company in February 2001, Mr. Ariav was the Senior Vice President and Chief Creative Officer of DVCi Technologies, the technology division of DVC Worldwide, a leading international marketing company. DVCi acquired Muffin-Head Productions, Inc. in 1998, a company that specialized in web design and production, which Mr. Ariav founded in 1993 and of which he served as President. Prior to founding Muffin-Head, Mr. Ariav was a successful fashion and beauty photographer. Mr. Ariav controls Glossy Finish, LLC, which is also one of our shareholders. Mr. Ariav received his BA degree from Brooks Institute of Photography.

Luke A. Allen has been a member of our Board of Directors since our inception. Since 1994, Mr. Allen has been President of C.R. Allen & Co., Inc., a private investment company with interests ranging from biotech, Internet, and software companies to radio and media. Since 1994, Mr. Allen has also been Chairman of Westbrook Technologies, Inc., a computer software company specializing in document management technology. Mr. Allen is also involved with various family investment interests through Allen & Company, the New York investment bank. Mr. Allen’s family controls LCA Capital Partners I, Inc., one of our shareholders. Mr. Allen received his BA degree from Duke University.

Vincent C. Butta has been a member of our Board of Directors since July 2001. He served as our Vice Chairman from March 2002 through May 2004, and also served as Chief Executive Officer from January 2001 through February 2002. Mr. Butta was the President of Dashing Diva, a retail and wholesale beauty cosmetics company, from May 2003 through December 2004. Mr. Butta was Chief Executive Officer of BFF Merchandising Group, a marketing and promotions company, from February 2002 through April 2003. From 1995 to 2000, Mr. Butta was employed by ADC, Inc., a point of purchase display manufacturing company, where he held senior sales and marketing positions and became President in 1999. Additionally, Mr. Butta has acted as a consultant, principal and Board member of various privately-held businesses including business to business Internet companies, marketing companies, and other early stage companies. He received his BA degree in Marketing & Advertising from Pepperdine University.

Philip N. Garfinkle has been a member of our Board of Directors since June 2003. Since November 1999, Mr. Garfinkle has been President, Chief Executive and Chairman of Navig8US.com LLC, an executive advisory company. From November 1996 to December 2001, Mr. Garfinkle was a member of the Board of Directors of PhotoNet Japan an Internet photography company that completed an initial public offering in Japan in March 2002. From September 1999 to September 2000, Mr. Garfinkle was President and a member of the Board of Directors of Yazam.com Inc., a worldwide venture capital organization of which he was one of the founders and which was purchased by US Technologies in 2001. From September 1995 to May 2000, Mr. Garfinkle was President, Chief Executive Officer and Chairman of PictureVision, Inc., a digital imaging concern that introduced online photo processing to consumers, which he founded and which was sold to Eastman Kodak in February 1998. He also served as general manager of Network Services for Kodak from February 1998 until August 1999. Mr. Garfinkle received his BS degree in commerce and engineering from Drexel University.

C. Donald Wiggins has been a member of our Board of Directors since April 2004. He is President of Business Valuation, Inc., a firm specializing in business valuations, and Heritage Capital Group, a firm specializing in mergers and acquisitions of middle market companies. He has been with both companies since 1989. He is a member of the American Society of Appraisers, the Financial Executives Institute, Association for Corporate Growth, the AICPA and the Florida Institute of CPAs. Mr. Wiggins has published in such journals as Valuation, Business Valuation Review, Financial Analysts Journal, Financial Executive, and Management Accounting. He holds the professional designations of ASA, CPA, and CVA and is a Licensed Real Estate Broker and Registered Securities Principal. Mr. Wiggins received his BBA and MBA degrees from Georgia Southern University and a DBA from Louisiana Tech University in 1976.

Jose A. Perez has been our Vice President of Finance since May 2004. Since September 2000, Mr. Perez has been employed by SuperStock, Inc., most recently serving as its Vice President, Finance and Human Resources. From July 1997 to September 2000, Mr. Perez served as Controller and Director of Administration for Owen Electric Company, Inc., an electrical contracting company. Prior to that, he was a Partner and served as Executive Administrative Manager of SJE Enterprises, a restaurant development company. Mr. Perez graduated from Miami-Dade Community College with a degree in Business Administration.

Susan O. Chiang has been employed by SuperStock, Inc. since 1987, currently serving as Senior Vice President and Chief Financial Officer. Mrs. Chiang received her BA degree from Cornell University and holds an MBA degree from New York University’s Stern School of Business.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Board of Directors has established a separately designated stand alone audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which is currently comprised of Luke A. Allen, Philip N. Garfinkle and C. Donald Wiggins. They are considered independent as that term is used under the Exchange Act. The Board of Directors has determined that C. Donald Wiggins is a financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not applicable.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code is filed as Exhibit 14 to this Form 10-KSB. A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, 7660 Centurion Parkway, Jacksonville, Florida 32256.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Principal Executive Officer at December 31, 2004 and to the one other executive officer at December 31, 2004 whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2004 (collectively, the "named executive officers"):

						Other Annual			Restricted	Stock
						Compensation			Stock	Options
Name	Position	Year	Salary ($)			($)			Awards ($)	(#)
Albert H. Pleus	Chairman and Chief Executive Officer	2004	$131,250	(a	)	$30,000	(a	)		1,505,514
	Chairman/Prin. Fin. Officer	2003				$180,000	(a	)
	Chairman/Prin. Fin. Officer	2002				$65,000	(a	)	$21,500

Haim Ariav	Chief Creative Officer	2004	$166,667	(b	)	$9,419				577,941
	President/Prin. Exec. Officer	2003	$180,000	(b	)
	President/Prin. Exec. Officer	2002	$45,000	(b	)					710,000

(a) For 2004, includes $161,250 paid to Mr. Pleus, but excludes $122,500 ($32,500 in cash and $90,000 in common stock) which was included as accrued in 2003 and 2002. For 2003, includes $75,000 of consulting fees paid to Mr. Pleus's consulting firm, Whitney Holdings, Inc. ($0 in cash and $75,000 in common stock), and $105,000 of accrued but unpaid fees due to Whitney Holdings, Inc., but excludes $30,000 of 2002 consulting fees paid to Whitney Holdings, Inc. ($0 cash and $30,000 in common stock) which were included as accrued in 2002. For 2002, includes $35,000 of consulting fees paid to Mr. Pleus ($20,000 in cash and $15,000 in common stock) and $30,000 of accrued but unpaid consulting fees due to Mr. Pleus but excludes $115,000 of accrued but unpaid consulting fees for 2002 that were waived by Mr. Pleus in 2002.

(b) For 2004, includes $166,667 paid to Mr. Ariav, but excludes $105,000 ($70,000 in cash and $35,000 in common stock) which was included as accrued in 2003. For 2003, includes $75,000 of salary paid to Mr. Ariav ($0 in cash and $75,000 in common stock) and $105,000 of accrued but unpaid salary to Mr. Ariav, but excludes $45,000 of 2002 salary, that was paid ($0 cash and $45,000 common stock) which were included as accrued in 2002. For 2002, includes $45,000 of accrued but unpaid salary to Mr. Ariav but excludes $112,500 of accrued but unpaid salary that was waived by Mr. Ariav in 2002. During 2002, Mr. Ariav was also granted 310,000 options under the Company's stock option plan and 400,000 non-plan options (which are on substantially the same terms as plan options).

STOCK OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table provides information on awards of stock options the Company made to the named executives during the last fiscal year.

	Number of Securities		Value of Unexercised
	Underlying Unexercised Options		In-the-Money Options
	at December 31, 2004		at December 31, 2004 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Albert H. Pleus	1,505,514	--	--	--

Haim Ariav	577,941	--	--	--

(1) Based upon the closing sales price of our common stock on December 31, 2004 of $0.13.

STOCK OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END STOCK OPTION/SAR VALUES

The following table sets forth the total number of exercisable and unexercisable stock options held by each of our executive officers named in the Summary Compensation Table as of December 31, 2004. No options to purchase our common stock were exercised by any of our executive officers during 2004 and no stock appreciation rights were outstanding at December 31, 2004.

	Number of Securities		Value of Unexercised
	Underlying Unexercised Options		In-the-Money Options
	at December 31, 2004		at December 31, 2004 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Albert H. Pleus	1,622,181	--	--	--

Haim Ariav	1,554,608	--	--	--

(1) Based upon the closing sales price of our common stock on December 31, 2004 of $0.13.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Mr. Pleus’s consulting agreement with the Company expires September 30, 2005 and the Company is currently in discussions to renew his contract. Pursuant to a three year consulting agreement, dated September 14, 2002, between the Company and Mr. Albert Pleus, Mr. Pleus agreed to serve as a consultant to the Company as well as act as Chairman of the Board of Directors, effective as of October 1, 2002. Under the consulting agreement, Mr. Pleus is entitled to receive consulting fees at the rate of $15,000 per month, subject to increase in an amount to be determined at such time as the Company either has received an aggregate of $2,000,000 in financing or completed at least two acquisitions. If the Company is unable to pay the consulting fees in cash, it may issue to Mr. Pleus either shares of unrestricted common stock of the Company with a market value of 150% of the amount of the cash compensation due or shares of restricted common stock of the Company with a market value of 200% of the amount of the cash compensation due. Since the effective date of the consulting agreement through December 31, 2004, the Company has paid some of the compensation in the form of common stock and accordingly has issued to Mr. Pleus's consulting firm 1,138,005 restricted shares. In addition, in January 2004, the Board of Directors awarded Mr. Pleus an option to purchase 1,505,514 common shares at $0.30. In May 2004, Mr. Pleus agreed to serve as Chief Executive Officer. As of November 1, 2004, on an interim basis, pending a new contract, Mr. Pleus agreed to reduce his compensation to $7,500 per month. The Company is current in all compensation to Mr. Pleus.

In addition, the Company granted Mr. Pleus a performance option to purchase 300,000 shares of common stock, in the following amounts: 150,000 of which were to vest when the Company completed its first acquisition, 50,000 of which were to vest when the Company achieved an annual revenue run rate of at least $5,000,000 and 100,000 of which were to vest when the Company achieved an annual revenue run rate of at least $7,500,000, which options were exercisable at the exercise price of the lower of $1.50 or the 20-day average closing price. The performance options expired on December 31, 2003. In addition, Mr. Pleus is entitled to receive an additional 300,000 shares of common stock if the Company is acquired at a valuation in excess of $2.50 per share and to participate in such other bonus programs as the Board of Directors may from time to time provide consistent with those provided to similarly situated consultants or executives. The consulting agreement is for a term of three years, but may be terminated by Mr. Pleus upon 90 days notice or by the Company upon 180 days notice; provided, however that in the event of termination without cause (as defined in the consulting agreement), Mr. Pleus will be entitled to continue to receive his annual base compensation for the term of any non-competition agreement which he may enter into with the Company.

Mr. Ariav’s agreement with the Company has expired and the Company is currently in discussions to renew his contract. Pursuant to a two year agreement, dated September 14, 2002, which expired September 30, 2004, between the Company and Mr. Haim Ariav, Mr. Ariav agreed to continue to serve as President of the Company, effective as of October 1, 2002. Under the agreement Mr. Ariav was entitled to receive a salary at the rate of $15,000 per month. Mr. Ariav was also entitled to receive a cash bonus of up to 75% of his base compensation based on to be determined sales and profitability targets. If the Company were unable to pay his compensation in cash, it could issue to Mr. Ariav either shares of unrestricted common stock of the Company with a market value of 150% of the amount of the cash compensation due or shares of restricted common stock of the Company with a market value of 200% of the amount of the cash compensation due.

Since the effective date of the employment agreement through December 31, 2004, the Company has paid some of the compensation in the form of common stock and accordingly has issued to Mr. Ariav's firm 1,138,005 restricted shares. In addition, in January 2004, the Board of Directors awarded Mr. Ariav an option to purchase 577,941 common shares at $0.30. As of December 1, 2004, on an interim basis, pending a new contract, Mr. Ariav agreed to reduce his compensation to $9,167 per month and accept a new title of Chief Creative Officer. The Company is current in all compensation to Mr. Ariav.

Mr. Ariav was also issued options to purchase 400,000 shares of common stock, 160,000 of these options vested on November 1, 2002 and are exercisable at $0.50 per share, 120,000 of these options vested on May 1, 2003 and are exercisable at $1.00 per share and 120,000 of these options vested on May 1, 2004 and are exercisable at $1.50 per share. All of the options expire on May 1, 2007 and all 400,000 have currently vested. The Company granted Mr. Ariav a performance option to purchase 300,000 shares of common stock, if the following events occurred in 2003 and in the following amounts: 150,000 of which were to vest when the Company completed its first acquisition, 50,000 of which were to vest when the Company achieved an annual revenue run rate of at least $5,000,000 and 100,000 of which were to vest when the Company achieved an annual revenue run rate of at least $7,500,000, which options are exercisable at the exercise price of the lower of $1.50 or the 20-day average closing price. The performance options expired on December 31, 2003. In addition, Mr. Ariav was entitled to receive an additional 300,000 shares of common stock if the Company is acquired at a valuation in excess of $2.50 per share and to participate in such other bonus programs as the Board of Directors may from time to time provide consistent with those provided to similarly situated consultants or executives.

DIRECTOR COMPENSATION

During 2003 and 2004, the outside directors did not receive any fees for attending Board meetings. As set forth above, certain directors have consulting agreements with the Company. Each director was only reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company. The Company expects to enact a director’s compensation plan in 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2005 each person known by the Company to be (i) the beneficial owner of more than five percent of the Company's common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of	Amount of Beneficial		Percentage of
Beneficial Owner (1)	Ownership		Class

Albert H. Pleus	5,425,274	(2)	13.43%

Thomas V. Butta	594,283	(3)	1.55%

Haim Ariav	3,030,610	(4)	7.59%

Luke A. Allen	7,240,123	(5)	17.44%

LCA Capital Partners I, Inc.	6,364,624	(6)	15.33%
c/o Luke A. Allen
711 Fifth Avenue
New York, NY 10022

Vincent C. Butta	1,115,500	(7)	2.91%

Philip N. Garfinkle	419,250	(8)	1.09%

C. Donald Wiggins	50,000		*
Heritage Capital Group, Inc.
225 Water Street, Suite 1250
Jacksonville, FL 32202

Barron Partners, L.P.	36,114,000	(9)	60.95%
730 Fifth Avenue, 9th Floor
New York, NY 10019

James Ong	2,668,751	(10)	6.59%
109 Lamplighter Island Court
Ponte Vedra Beach, FL 32082

Susan Chiang	1,057,885	(11)	2.71%

All Directors and Executive Officers	17,875,040	(2) (3)	38.65%
as a Group (7 Persons)	(4) (5) (7) (8)

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1) Except as otherwise stated, the address of a beneficial owner is c/o a21, Inc., 7660 Centurion Parkway, Jacksonville, Florida 32256.

(2) Includes 1,406,667 shares held directly by Mr. Pleus; 1,096,338 shares of our common stock held by Whitney Holdings, Inc. and 533,334 shares of our common stock held by Whitney Holdings Group LLC, which are controlled by Mr. Pleus; 133,334 shares held by the Albert Pleus Family Trust of which Mr. Pleus is trustee; options to purchase 1,622,181 shares of our common stock; and warrants held by Whitney Holdings, Inc. to purchase 633,420 shares of our common stock. Does not include 2,996,524 shares and warrants to purchase 3,368,100 shares of our common stock held by LCA Capital Partners I, Inc., in which Mr. Pleus is a minority shareholder and does not have either voting or investment power.

(3) Includes 285,000 shares held directly by Mr. Butta; 50,000 shares held by Mr. Butta's immediate family; and warrants to purchase 259,283 shares of our common stock.

(4) Includes 66,667 shares held directly by Mr. Ariav; options to purchase 1,554,608 shares of our common stock; 1,163,005 shares of our common stock held by Glossy Finish LLC which is controlled by Mr. Ariav; and warrants held by Glossy Finish LLC to purchase 246,330 shares of our common stock.

(5) Includes 875,499 shares held directly by Mr. Allen; 2,996,524 shares and warrants to purchase 3,368,100 shares held by LCA Capital Partners I, Inc., which is controlled by Mr. Allen.

(6) Includes 2,996,524 shares and warrants to purchase 3,368,100 shares held by LCA Capital Partners I, Inc. which is controlled by Mr. Allen.

(7) Includes 975,500 shares held directly by Mr. Butta; and options to purchase 140,000 shares of our common stock.

(8) Includes 129,250 shares held directly by Mr. Garfinkle; warrants to purchase 50,000 shares of our common stock; and warrants to purchase 240,000 shares of our common stock held by Navig8US.com LLC, of which Mr. Garfinkle is the managing member.

(9) Includes 15,000,000 shares held by Barron Partners, L.P.; warrants to purchase 4,590,000 shares of our common stock at each of $0.20, $0.225 and $0.45 per share; and warrants to purchase 3,672,000 shares of our common stock at each of $0.90 and $1.35 per share.

(10) Includes 287,889 shares held directly by Mr. James Ong; warrants to purchase 43,988 shares; and participating preferred shares of SuperStock that are exchangeable into 2,336,874 shares of our common stock. Mr. James Ong is a former shareholder of SuperStock.

(11) Includes 114,118 shares held directly by Ms. Susan Chiang; warrants to purchase 17,436 shares; and participating preferred shares of SuperStock that are exchangeable into 926,331 shares of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

Below is a summary of options outstanding and options available for future issuance at December 31, 2004:

	Number of Securities
	to be Issued Upon
	Exercise of Options,
	Warrants & Rights	Average	Number of Shares
Plan	Weighted	Exercise	Available for
Category	Outstanding	Price	Future Issuance (1)

Equity compensation plans
approved by security holders	3,418,455	$0.28	496,264

Equity compensation plans not
approved by security holders (2)	1,950,001	$0.67

(1) The formula used to calculate the 496,264 shares available for future issuance is the total 5,083,455 shares authorized for issuance under the Plan less options granted under the Plan, not including those assumed in connection with business combinations, plus options that have lapsed, less 1,168,736 shares granted to consultants, employees, officers, and directors of the Company.

(2) The 1,950,001 shares in the table above represent options to purchase 1,279,168 shares and warrants to purchase 670,833 shares remaining under grants made outside of the Plan in 2000 through 2003 to employees, consultants, directors and officers. The terms of these options are substantially identical to those granted under the Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Ong, one of a21’s 5% shareholders, acquired his share in a21 by virtue of his equity holdings in SuperStock, Inc. James Ong is the father of Susan Chiang, who is a Senior Vice President and the Chief Financial Officer of SuperStock, Inc.

CONSULTING AGREEMENT WITH DIRECTOR

Pursuant to a consulting agreement, dated July 1, 2002, between us and Thomas V. Butta, a member of our board of Directors and brother of Vincent C. Butta, a member of our Board of Directors, Thomas Butta agreed to serve as a consultant to us and to provide marketing and consulting services. As compensation for his services, we issued to Mr. Butta a five year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share and 60,000 shares of our common stock. The consulting agreement expired on May 31, 2003. In June 2004, Mr. Butta became our Vice Chairman and in December 2004, he became our President. We are currently finalizing the terms of a new agreement with Mr. Butta.

STOCKHOLDER LOANS TO THE COMPANY

From time to time shareholders, officers and directors of the Company have loaned the Company funds on terms that are as favorable as the Company could have received from unrelated third parties. As of December 31, 2004, LCA Capital Partners I, Inc., the beneficial owner of more than 5% of the

Company's common stock, a company controlled by Luke A. Allen, a Director, and in which Albert H. Pleus, Chairman and Chief Executive Officer of the Company, is a minority shareholder, had advanced funds to the Company including accrued interest of $490,000. LCA agreed to convert $450,000 of the amounts due and owing to the Company pursuant to the loan of $490,000, into equity under the same terms and conditions as Barron Partners, L.P., which invested $3.0 million in the Company in February 2004. LCA has been issued warrants to purchase 201,000 shares of the Company at prices from $0.20 to $0.30 in conjunction with the original notes. The balance due on the notes (less $450,000) was repaid on June 30, 2004.

In addition, Thomas V. Butta, our Vice Chairman and President, directly loaned to us $25,000 during 2003, which he agreed to convert into equity under the same terms and conditions as Barron Partners, L.P., which invested $3.0 million in the Company in February 2004. The balance due on the note not converted to equity was repaid June 30, 2004. Albert H. Pleus, our Chairman and Chief Executive Officer and Luke A. Allen, a Director, also directly loaned to us $15,000 and $30,000 during 2003, which was repaid in June 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
2.1
Amended and Restated Stock Purchase and Recapitalization Agreement by and Among A21, Inc. and SuperStock, Inc., and Sellers Dated November 10, 2003, Amended February 20, 2004, and Amended and Restated February 29, 2004 (7)

3.1(a)	Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Texas on November 8, 1995 (1)

3.1(b)	Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Texas filed on May 2, 2002 (2)

3.2	Bylaws of the Registrant, as amended to date (3)

10.1**	2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (4)

10.2**	Amendment No. 1 to a21, Inc. 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (5

10.3**	Consulting Agreement, dated September 14, 2002, between the Registrant and Albert H. Pleus (6)

10.4**	Employment Agreement, dated September 14, 2002, between the Registrant and Haim Ariav (6)

10.5**	Consulting Agreement, dated July 1, 2002, between the Registrant and Thomas Butta (6)

10.7	Amended and Restated Revolving Promissory Note dated as of February 29, 2004(8)

10.8	Form of Non-Negotiable 12% Promissory Note(8)

10.9	Form of Convertible Promissory Note(8)

10.10	Stock Purchase Agreement between a21, Inc. and certain Investors (as listed on Schedule A) dated January 2, 2004(8)

10.11	Registration Rights Agreement dated January 2, 2004(8)

10.12	Mortgage and Security Agreement dated February 29, 2004(8)

10.13	Intercreditor Agreement dated February 29, 2004(8)

10.14	Sale and Purchase Agreement for the SuperStock Facility dated April 1, 2004(8)

10.15	Lease Agreement, dated as of June 30, 2004, between NL Ventures IV Centurion, L.P., as landlord, and SuperStock, Inc., as Tenant. (9)

10.16	Sublease Agreement, dated as of September 17, 2004, by and between SuperStock, Inc. and Recruitmax Software, Inc. (12)

10.17
Letter Agreement, dated as of February 22, 2005, among the Registrant and Cohanzick High Yield Partners, LP. Gabriel Capital, L.P., Cohanzick Absolute Return Master Fund, Ltd., Cohanzick Credit Opportunities Master Fund, Ltd., and John L. Steffens (13)

10.18	Security Agreement, dated as of February 22, 2005 (13)

10.19	Form of Senior Secured Note (13)

10.20	Form of Common Stock Purchase Warrant (13)

14.1*	Code of Business Conduct and Ethics

16.1	Letter of Marcum & Kliegman LLP (10)

16.2	Letter, dated May 6, 2003, from Grassi & Co., CPAs P.C. (11)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Eisner LLP

24.1*	Power of Attorney of Directors and Officers (included in the signature page)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Represents a management contract or competition plan.

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2, filed with the SEC on December 1, 1998.

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 30, 2002, filed with the SEC on May 15, 2002.

(3) Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2, filed with the SEC on December 1, 1998.

(4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 25, 2002.

(5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed with the SEC on July 18, 2002.

(6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB, filed with the SEC on May 20, 2003

(7) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the SEC on March 15, 2004.

(8) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB filed with the SEC on April 14, 2004.

(9) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 14, 2004.

(10) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2004

(11) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on May 7, 2004.

(12) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 12, 2004.

(13) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2002 and until April 30, 2003, our principal independent auditor was Grassi & Co. CPAs, P.C. From May 1, 2003 to February 28, 2004, our principal independent auditor was Marcum & Kliegman LLP. Thereafter, our principal independent auditor was Eisner LLP. The services of each were provided in the following categories and amounts:

AUDIT FEES

The aggregate fees billed by Marcum & Kliegman LLP for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2002 and for the review of the financial statements in our Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2003 were $122,000.

The aggregate fees billed by Eisner LLP for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003 was $50,000. The audit fees billed by Eisner LLP for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004 were $245,000; this includes amounts for quarterly reviews of Forms 10-QSB, Form SB-2, Form 10-KSB and consents for SEC filings.

AUDIT RELATED FEES

Audit related services performed by Eisner LLP during 2004 for accounting research totaled $19,000.

TAX FEES

No fees for tax return preparation were paid to an outside accountant for the years ending December 31, 2004 and 2003.

ALL OTHER FEES

There were no other fees paid to an outside accountant for the years ended December 31, 2004 and 2003.

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

a21, Inc.
By: /s/ ALBERT H. PLEUS Albert H. Pleus Chief Executive Officer (Principal Executive Officer) March 31, 2005

We, the undersigned directors and executive officers of the Registrant, hereby severally constitute Albert H. Pleus and Jose A. Perez, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 2005, by the following persons on behalf of the Registrant and in the capacities indicated below:

SIGNATURE	TITLE (CAPACITY)

/s/ ALBERT H. PLEUS	Chairman of the Board and Chief Executive Officer
ALBERT H. PLEUS

/s/ THOMAS V. BUTTA	Vice Chairman of the Board and President
THOMAS V. BUTTA

/s/ HAIM ARIAV	Chief Creative Officer and Director
HAIM ARIAV

/s/ JOSE A. PEREZ	Vice President of Finance (Principal Financial Officer)
JOSE A. PEREZ

/s/ LUKE A. ALLEN	Director
LUKE A. ALLEN

/s/ VINCENT C. BUTTA	Director
VINCENT C. BUTTA

/s/ PHILIP N. GARFINKLE	Director
PHILIP N. GARFINKLE

/s/ C. DONALD WIGGINS	Director
C. DONALD WIGGINS

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

a21, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of a21, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of a21, Inc. and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
March 11, 2005

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
($ in thousands)

YEARS ENDED DECEMBER 31	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$717	$1
Accounts receivable, net	1,462	---
Prepaid expenses and other current assets	200	---
Income tax receivable	108	---
Total current assets	2,487	1

Land and building, net	7,329
Photo collection, net	2,198	---
Property and equipment, net	547	15
Goodwill	2,283	---
Contracts with photographers	1,133	---
Long-term notes receivable	18	---
Intangible assets, net	92	---
Advance to shareholder	---	15
Other long-term assets	101	---
Restricted cash	600	---
Total assets	$16,788	$31

LIABILITIES AND STOCKHOLDERS' EQUITY / (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$872	$556
Accrued wages and payroll taxes	147	340
Accrued interest	187	60
Accrued purchase price payable	201	---
Current portion of promissory note payable	32	---
Unsecured notes payable to affiliates	---	584
Royalties payable	979	---
Total current liabilities	2,418	1,540

LONG-TERM LIABILITIES
Promissory note payable, long-term portion	67	---
Other long-term liabilities	61
Loan payable, less current portion	7,458	---
Convertible subordinated notes payable, net	1,071	---
Unsecured notes payable to others, net	1,040	---
Deferred income taxes	1,234
Total liabilities	13,349	1,540

COMMITMENTS AND CONTINGENCIES MINORITY INTEREST	2,800	---

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands)

YEARS ENDED DECEMBER 31,	2004	2003

STOCKHOLDERS' EQUITY / (CAPITAL DEFICIENCY)
Preferred stock; $.001 par value; 100,000 shares authorized; no shares issued and outstanding	---	---
Common stock; $.001 par value; 100,000,000 shares authorized; 41,816,012 and
22,707,423 shares issued and 38,136,237,and 19,027,648 shares outstanding	42	23
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	9,655	5,388
Accumulated deficit	(9,018)	(6,920)
Accumulated comprehensive income	(40)	---
Total stockholders’ equity/(capital deficiency)	639	(1,509)
Total liabilities and stockholders’ equity/(capital deficiency)	$16,788	$31

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)

	Twelve months ended
	December 31,
	2004	2003

REVENUE	$7,475	$--
COST OF REVENUE	2,241	--
GROSS PROFIT	5,234	--

OPERATING EXPENSES
Selling, general and administrative	5,929	1,133
Write-off of website development costs	--	77
Depreciation and amortization	1,127	36
TOTAL OPERATING EXPENSES	7,056	1,246
OPERATING LOSS	(1,822)	(1,246)

Interest expense, net	(1,050)	(87)
Other income, net	45	--
NET LOSS BEFORE TAXES	(2,827)	(1,333)

Income tax benefit	729	--

NET LOSS	(2,098)	(1,333)

COMPREHENSIVE LOSS
Foreign currency translation adjustment	(40)	--
TOTAL COMPREHENSIVE LOSS	$(2,138)	$(1,333)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.06)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	35,031,876	16,699,582

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(CAPITAL DEFICIENCY)
( in thousands)

	COMMON STOCK		TREASURY STOCK
	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES		AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS		ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
Balance at December 31, 2002	17,609	$18	(3,680)	$	---	$4,652	$(5,587)	$	---	$(917)

Issuance of common stock for cash	1,400	1				258				259
Issuance of common stock for services	3,594	4				520				524
Issuance of common stock for potential acquisition which did not close	100	---				11				11
Issuance of warrants for consulting services	---	---				22				22
Issuance of warrants with notes payable	---	---				28				28
Adjustment for 4,274 shares issued, effective at merger	4	---				---				---
Compensation for change in value of variable options						(103)				(103)
Net loss							(1,333)			(1,333)

Balance at December 31, 2003	22,707	23	(3,680)		---	5,388	(6,920)		---	(1,509)

Issuance of common stock for services	40	---				10				10
Issuance of common stock and warrants for cash, net	15,000	15				2,775				2,790
Issuance of common stock for repayment of notes payable to affiliates	2,375	2				473				475
Issuance of common stock for equity placement costs	450	1								1
Issuance of common stock in settlement of accrued compensation and compensation expense to officers and consultants	670	1				146				147
Issuance of common stock to the sellers of SuperStock	524					137				137
Issuance of common stock pursuant to the exercise of options	50	---				13				13
Issuance of warrants to the holders of unsecured notes payable	---	---				31				31
Issuance of warrants to the holders of unsecured notes payable and the convertible subordinated notes payable	---	---				551				551
Issuance of options for consulting services	---	---				48				48
Issuance of warrants for costs incurred in connection with the acquisition of SuperStock	---	---				83				83
Net loss							(2,098)			(2,098)
Other comprehensive loss									(40)	(40)

Balance at December 31, 2004	41,816	$42	(3,680)		$-	$9,655	$(9,018)		$(40)	$639

The accompanying notes are an integral part of these Consolidated Financial Statements

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
($ in thousands)

YEARS ENDED DECEMBER 31,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,098)	$(1,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	1,127	36
Amortization of finance costs	394	---
Write down of notes receivable and advance to shareholder	64	---
Compensation from the prior issuance of variable options	---	22
Compensation from the issuance of options	48	(103)
Loss from valuation of investments	---	77
Financing costs from the issuance of warrants	---	28
Common stock issued for services	21	444
Deferred income taxes, net	(729)	---
Changes in:
Accounts receivable	(210)	---
Prepaid expenses & other current assets	(131)	---
Income tax receivable	(108)	---
Long-term assets	176	---
Subtenant deposit	61	---
Accounts payable and accrued expenses	(55)	380
Accrued interest and other current liabilities	---	19
Restricted Cash	(600)
NET CASH USED IN OPERATING ACTIVITIES	(2,040)	(430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquisition of SuperStock, net of cash balance of SuperStock at date
of acquisition in the amount of $1,150,653	(1,417)	---
Investment in property and equipment	(322)	---
Investment in Building	(21)	---
NET CASH USED IN INVESTING ACTIVITIES	(1,760)	---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of land and building accounted for as a loan payable	7,516	---
Lease payments accounted for as repayment of loan payable	(60)	---
Net proceeds from sale of common stock and warrants	2,790	260
Proceeds from issuance of unsecured notes payable and warrants	1,050	---
Proceeds from issuance of convertible subordinated notes payable and warrants	1,250	---
Proceeds from notes payable - shareholders	---	177
Repayment of revolving credit line	(1,700)	---
Repayment of unsecured notes payable to affiliates	(160)	(15)
Repayment of seller note payable	(1,576)	---
Finance costs charged to APIC	---	---
Principal payment of note payable to bank	(4,554)	---
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,556	422

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
($ in thousands)

YEARS ENDED DECEMBER 31,	2004	2003

NET EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENTS	(40)	---

NET INCREASE IN CASH AND CASH EQUIVALENTS	716	(8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$717	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$108	$	---
Interest paid	103		---

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of equity for:
Repayment of notes payable to affiliates	424		---
Issuance of common stock for accrued interest on notes payable to affiliates	51		---
Issuance of common stock for accrued compensation	136		---
Issuance of common stock for placement costs in connection with the sale of common stock	13		---
Issuance of common stock to sellers as part of acquisition cost of SuperStock	137		---
Issuance of notes payable for accounts payable	---		90
Deferred compensation	---		90
Debt discount recorded for the issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable	583		---
Issuance of warrants as part of acquisition cost of SuperStock	83		---
Note payable to sellers on acquisition of SuperStock	1,576		---
Accrued purchase price payable	201		---
Issuance of Promissory note payable in connection with acquisition of SuperStock	100		---
Minority interest	2,800		---
Acquisition of SuperStock, Inc. (See NOTE C)	7,477		---
Adjustment to goodwill for reduction in valuation allowance for tax asset	301		--

The accompanying notes are an integral part of these Consolidated Financial Statements.

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE A - THE COMPANY

The Company licenses and acquires stock photography for worldwide distribution to advertisers and publishers through sublicense and license agreements.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of presentation:

Through February 2004, the Company was considered a "development stage enterprise" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result of its acquisition of SuperStock, Inc. and subsidiaries (“SuperStock”) on February 29, 2004, the Company commenced planned principal operations and as such it is no longer considered to be a development stage enterprise in accordance with SFAS No. 7.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The company has sustained recurring losses and at December 31, 2004 had an accumulated deficit of $9.0 million and working capital of $69,000. The Company has sustained operations by raising capital through the private placement of common stock, convertible debt and other debt and through the sale of assets. Subsequent to December 31, 2004, the Company completed a debt financing that yielded $1.0 million, net of retirement of prior debt. The Company is planning to raise additional capital from time to time to reduce its debt, provide working capital for operations, and to provide capital for acquisitions. The Company plans to raise capital through the issuance of debt, equity or other potential transactions, depending upon which is available and provides the most favorable terms for the Company. There is no guarantee that management will be successful in closing any debt or equity financings. If the Company is unable to raise additional capital, then the Company may not be able to fully execute its business plan.

[2] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, including the accounts of SuperStock from the acquisition date of February 29, 2004. The minority interest in the consolidated balance sheet at December 31, 2004 represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of a21, Inc. The minority interest was valued at the estimated market value of the a21, Inc. common shares at the acquisition date as if exchanged. All significant intercompany balances and transactions have been eliminated.

[3] Revenue recognition:

The license fees earned by the Company from reproductions are affected by the manner in which they are used by clients. Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. Revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at the Company’s share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and the Company recognizes the remaining percentage as revenue.

[4] Cost of revenue:

Cost of revenue reflects royalties on revenue generated from images licensed by the Company under contracts with photographers. Royalties are expensed in the period that they are incurred.

[5] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The recoverability of the carrying values of long-lived assets represents sensitive estimates subject to change.

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[6] Fair value of financial instruments:

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short-term debt, which approximate fair value because of their short maturities. The carrying amount of long-term debt approximates fair value due to the market rate of interest incurred by the Company. The fair value of the Company's notes payable to shareholders and an affiliated company are not reasonably determinable based on the related party nature of the transactions.

 [7] Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, the Company had no investments with maturities greater than three months. Cash excludes funds to secure a letter of credit in the amount of $600,000 as of December 31, 2004, which the Company is required to maintain in accordance with its lease agreement for the SuperStock facility (see Note Q).

[8] Foreign Currency Translation:

The Company’s U.K., Canada and Italy operations use the U.S. dollar as the functional currency. As such, its monetary assets and liabilities are translated into U.S. dollars at current exchange rates.

[9] Land and Building:

Land and building, which were sold and leased back in a transaction accounted for as a financing (see Note N); the building is being depreciated over the twenty-year term of the related lease.

[10] Property and equipment:

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated lives ranging from three to seven years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

[11] Photo collection:

In connection with the acquisition of SuperStock, $2.6 million was allocated to the photo collection. Expenditures for additions and betterments to the collection are capitalized. The photo collection is categorized by type of imagery (fine art, vintage and contemporary). Depreciation of the photo collection is computed by the straight-line method over the assets’ estimated lives of forty years for fine art and vintage images and four years for contemporary images. Upon sale or retirement of any portion of the collection, the related cost and accumulated depreciation are removed form the accounts and any gain or loss is reflected in operations. At December 31, 2004, the net book value of the photo collection included fine art and vintage images of $700,000 and contemporary images of $1.5 million.

[12] Goodwill:

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. This statement requires the Company to test the goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, the Company must estimate the implied fair value of the goodwill. The Company estimated the implied fair value based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted average cost of capital, and our future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss on impairment of assets, which could be included in the determination of net income/ (loss). SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS 144. Intangible assets with definite lives are amortized using the straight line method over their expected useful life of four years.

[13] Long-lived assets:

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company estimated acquisition date  fair value based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted average cost of capital, and future financial performance. The Company 's impairment assesment at December 31, 2004 was based on a fair value eveluation including recent transaction activity for comprable assets within the company's industry.

[14] Income taxes:

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax base of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[15] Net income (loss) per share:

The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the years ended December 31, 2004 and 2003, the basic and diluted net loss per share is the same since the effect from the potential exercise of 33,407,590 and 3,881,835 outstanding stock options and warrants as of December 31, 2004 and 2003, respectively, would have been anti-dilutive. 5,000,151 and 1,388,889 shares of common stock issuable upon the conversion of the Seller Preferred and convertible subordinated notes, respectively have also been excluded for the year ended December 31, 2004.

[16] Stock-based compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net loss and loss per share for the years ended December 31, 2004 and 2003 if the fair value based method had been applied to all awards.

$ in thousands, except per share amounts	Year ended December 31,
	2004	2003
Reported net loss	$(2,098)	$(1,333)
Reduction of stock based employee compensation included in net loss	---	(103)
Stock-based employee compensation determined under the fair value based method, net of tax effect	(11)	---

Pro forma net loss	$(2,109)	$(1,436)

Loss per share - basic and diluted
As reported	$(0.06)	$(0.08)
Pro forma	$(0.06)	$(0.09)

The fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the year ended December 31, 2004: annual dividends of $0.00; expected volatility of 80%; risk free interest rate of 3.01%, and expected life of five years. There were no options granted during the year ended December 31, 2003.

Compensation expense of $103,000 was recognized through December 31, 2002, pursuant to variable accounting for certain options. The fair value of the Company's stock was less than the exercise price of these options on December 31, 2003. Accordingly, general and administrative expense for the year ended December 31, 2003 was reduced by $103,000. The fair value of the Company’s stock was less than the exercise price of these options on December 31, 2004 and, accordingly, there was no related compensation expense for the year ended December 31, 2004.

[17] Advertising

Advertising expenses of $626,000 were booked to expense for the year ended December 31, 2004. Advertising costs are charged  to expense as incurred.

[18] Recently issued accounting pronouncements:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Share Based Payment.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and replaces SFAS No. 123. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has not yet determined the impact to its financial statements from the adoption of this statement, which is effective January 1, 2006.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of this statement did not have an impact on the financial statements of the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, known as FIN 46. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonable possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have a significant involvement with, an existing variable interest entity. The Company does not have any entities as of December 31, 2004 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual return or both. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements or disclosures.

NOTE C - ACQUISITION OF SUPERSTOCK, INC.

In February 2004, the Company completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc., a licensor of stock images to the advertising, media and publishing industries. SuperStock's primary assets included a collection of images that it either owns or licenses from third parties, an approximately 73,000 square foot facility in Jacksonville, Florida (which the Company, through our SuperStock subsidiary, sold and leased back from the buyer), receivables from its customers and cash.

In consideration for the sale and purchase of the common stock of SuperStock, the sellers received 1,666,717 shares of non-voting participating preferred stock (the “Seller Preferred”) of SuperStock which is exchangeable into 5,000,151 shares of the Company’s common stock, $2.6 million in cash and a 14 month secured note in the amount of $1.6 million that initially pays an interest rate of LIBOR plus 1.9% per annum. In addition, we granted warrants to the sellers to purchase 160,000 shares of our common stock at $0.56 per share and issued to the sellers and their advisors 573,589 shares of our common stock for $150,000 consideration. Final adjustments were made to the purchase price upon finalization of SuperStock's closing balance sheet pursuant to which we agreed to pay $100,000, to Sellers, in three installments. The first installment was paid upon the signing of the final agreement, the second installment is due on March 1, 2006 and the third installment is due on March 1, 2007. The deferred payments due March 1, 2006 and March 1, 2007 in the form of a promissory note, shall bear interest at the rate of five percent per annum commencing on March 1, 2005 until paid in full. As part of the original purchase agreement, the sellers may also receive up to $1.5 million should SuperStock achieve certain revenue milestones during the four year period after closing, of which the estimated payment for the first year (March 1, 2004 through February 28, 2005) is expected to be about $201,000, which was accrued as a cost of the acquisition.

In addition, the Company repaid a $1.7 million credit facility of SuperStock and paid down $500,000 of a note secured by a first mortgage on the SuperStock Facility. This reduced the principal balance on the note secured by a first mortgage to $4.0 million at an interest rate of LIBOR plus 1.9% payable monthly plus principal ("First Mortgage").

The aggregate purchase price was approximately $7.5 million. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which have been adjusted from the preliminary amounts previously reported to reflect the company's final purchase price allocation.

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

($ in thousands)

Current assets	$2,473
Land and building	7,572
Photo collection	2,607
Property and equipment	469
Goodwill	2,584
Contracts with photographers	1,304
Other intangible assets	116
Other long-term assets	342
Note payable to bank - current	(4,554)
Other current liabilities	(3,171)
Deferred income taxes	(2,265)
$7,477

Results of operations of SuperStock are included in the accompanying financial statements from February 29, 2004, the date of acquisition. The following proforma information gives effect to the acquisition as if it had occurred on the first day of each of the periods ended December 31, 2004 and 2003.

YEARS ENDED DECEMBER 31,	2004	2003

($ in thousands, except per share amounts)

Total revenue	$8,997	$9,142

Net loss	(2,661)	(2,717)

Net loss per share, basic and diluted	$(0.07)	$(0.08)

Proforma weighted average number of common shares outstanding, basic and diluted	37,621,991	32,723,171

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation and amortization, and at December 31, 2004 and 2003, are summarized as follows:

	($ in thousands)
YEARS ENDED DECEMBER 31,	2004	2003

Furniture, fixtures & office equipment	$412	$17
Photo/Computer equipment	407	165
Software	138	---
Less: Accumulated Depreciation	(410)	(167)
Total property & equipment	$547	$15

Depreciation and amortization in the amount of $1.1 million and $36,000 are included in expenses for the years ended December 31, 2004 and 2003, respectively, in the consolidated statements of operations and include depreciation and amortization for land and building, the photo collection and the contracts with photographers.

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE E - LONG-TERM NOTES RECEIVABLE

In 2003, SuperStock sold its operations in Chile to a third party and accepted a note receivable from the seller for $80,000. The timing and amount of the payments against this note were determined to be insufficient to support the note’s book value. Using present value analysis, the value of the note at December 31, 2004 was calculated to be $18,000; the Company wrote the note receivable down by $49,000 at the end of 2004 to reflect this value.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $2.3 million represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets associated with the acquisition of SuperStock, Inc. described in detail in Note C. Goodwill has been reduced by $301,000 to reflect the utilization of SuperStock’s net operating loss carryforward on the sale of the land and building.

Identifiable intangible assets are shown net of amortization and are principally comprised of covenants not to compete, which are amortized over four years.

NOTE G - CONTRACTS WITH PHOTOGRAPHERS

Contracts with photographers of $1.3 million are attributable to the acquisition of SuperStock, Inc. These contracts have an average life of five years and are automatically renewable. Amortization of the photographer’s contracts is based on projected revenues expected to be generated over the estimated ten year life of the underlying images.

NOTE H - INVESTMENT

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

As of December 31, 2003, the Company has written down its investment in AdPads to a nominal value. The Company recognized a loss of $77,000 during the year ended December 31, 2003; no further loss was recognized during the year ended December 31, 2004.

NOTE I - MINORITY INTEREST

As part of the financing to acquire all of the voting common stock, representing 83% of the outstanding equity of SuperStock, in consideration for the sale and purchase of such shares, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock, which is exchangeable for 5,000,151 shares of a21 common stock. The preferred stock has no voting rights, pays no dividend, and, except for exchange rights into a21 common stock, it has no other special rights except liquidation. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $4.25 million or 17% of the total liquidation distributions after creditors.

The minority interest is valued as if it was exchanged into a21 common stock at the closing price on the day of the acquisition.

NOTE J - DEBT

The long-term note payable to bank in the amount of $4.0 million plus accrued interest of $9,000 was paid in full as part of the sale of the SuperStock Facility in June 2004.

NOTE K - OPERATING SEGMENTS

The Company operates domestically and internationally, beginning February 29, 2004. The following table presents information about the Company’s domestic and international activity, including minority interest.

	($ in thousands)
	Domestic	International	Total

Full year ended December 31, 2004:

Revenue	$6,456	$1,019	$7,475
Segment operating loss	(1,702)	(120)	(1,822)
Segment assets	16,403	385	16,788

Domestic segment information includes $1.5 million of revenue and $392,000 of account receivables attributable to foreign agents utilized by a domestic subsidiary. International segment information reflects the operation of foreign subsidiaries. Those amounts are not based on the geographic origin of customers which is not readily determinable.

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE L - DEBT FINANCINGS

[1] Convertible Subordinated Notes Payable:

The Company received $1.25 million in connection with the issuance of a two-year convertible subordinated note (due February 29, 2006) which accrued interest at 12% for the first six months, 13.5% for the next twelve months, and 15% for the last six months and was convertible into the Company’s common stock based along with 937,500 callable warrants exercisable at prices between $0.45 and $1.35 per share.

The Company allocated the proceeds received to the principal amount of the note and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the relative fair value of the notes, which amounted to $306,000, was recorded as debt discount and additional paid-in capital. The discount was being amortized over the two-year term of the note, and the balance of $1.1 million at December 31, 2004 is presented net of the unamortized debt discount. Subsequent to December 31, 2004 the company repaid the notes and accrued interest.

[2] Unsecured Notes Payable:

The Company received $1.1 million in connection with the issuance of unsecured debt in the form of promissory notes, which accrue interest at 12% for up to twelve months along with 630,000 callable warrants at $0.45 per share. In addition, the Company were to issue 63,000 warrants exercisable at $.45 per share to an investment-banking firm in connection with the placement of the unsecured debt. These notes mature on August 29, 2004, but provide for an automatic extension, if not paid, of six months and monthly extensions thereafter. The fair value of the warrants, which amounted to $245,000, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. Since the notes were still outstanding as of August 29, 2004, the number of shares of warrants were increased by 50% (315,000 callable warrants) at $0.45 per share. Since the note was still outstanding as of February 29, 2005, the revised number of warrants is being increased by one-ninth (105,000) for every month thereafter until the note is paid. The fair value of the warrants issued for the six-month extension, which amounted to $31,000, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. The discount is being amortized over the six-month term of the promissory notes, and the balance of $1.0 million at December 31, 2004 is presented net of the unamortized debt discount. The fair value of warrants issued for additional monthly extensions will be recognized as expense and additional paid in capital as incurred.

NOTE M - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company repaid $93,000 of notes payable and accrued interest to individual board members or entities affiliated with them. The Company also paid $63,000 for consulting fees to an entity affiliated with the Chairman and Chief Executive Officer.

During the year ended December 31, 2004, the Company issued 2,083,455 options exercisable at $0.30 per share to its Chairman and President in consideration for past compensation.

NOTE N - LOAN PAYABLE - SALE OF SUPERSTOCK LAND AND BUILDING

On June 30, 2004, the Company completed the sale and leaseback of the land and approximately 73,000 square foot building in which the Company’s headquarters are located in Jacksonville, Florida. The facility was sold for $7.7 million and resulted in net proceeds of $7.5 million, of which $4.0 million was used to repay a bank note that was secured by a first mortgage on the facility and $1.6 million was used to repay other indebtedness to the selling shareholders of SuperStock. The building was leased back for a term of twenty years. The lease provides the Company with two five-year renewal options at specified payments.

The Company has entered into an agreement to sublease a significant portion of its facility, which provides payments to the Company aggregating $3.5 million over a six-year period.

Based on the terms of the subleasing arrangement, the transaction does not qualify for sale recognition and has been accounted for as a financing transaction pursuant to SFAS No. 98, "Accounting for Leases". Accordingly, the accompanying financial statements reflect the net proceeds from the sale of the land and building as a loan payable with an effective interest rate of 10.14% based on the payment terms of the lease. The land and building are included in property and equipment and are being depreciated on a straight-line basis over the twenty-year term of the lease.

The following table summarizes the Company’s annual maturities under the loan payable as of December 31, 2004:

Year Ended December 31, ($ in thousands)
2006	$17
2007	35
2008	55
2009	80
Thereafter	7,269
7,456
Less: Current Portion	---
Long Term Portion	$7,456

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE O - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2004, and 2003 is as follows:

	Year Ended December 31,
	($ in thousands)
	2004	2003
Income tax benefit at federal statutory rate	$(961)	$453
State income tax benefit, net of effect on federal taxes	(146)	53
Amortization of intangibles	146	255
Increase in valuation allowance	(232)	(761)
Income Tax benefit	$729	$0

The Company’s deferred tax assets and liabilities relate to the following temporary differences between financial accounting and tax bases at December 31, 2004 and 2003:

	Year Ended December 31,
	($ in thousands)
Gross deferred tax assets:	2004	2003
Net operating loss carryforwards	$2,556	$1,833
Foreign tax credits(1)	400
Alternative minimum tax credit(1)	28
Accounts receivable(1)	20
Option compensation	19
Capital lease	51	168
	$3,074	$2,001
Less: valuation allowance	(3,074)	(2,001)
	$0	$0

Gross deferred tax liabilities:
Depreciation on photo collection and other	$675
Non compete agreement	37
Photographer contracts	522
	$1,234
Net deferred tax liability	$(1,234)	$0

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The increase in the valuation allowance was $1,073,000 and $761,000 for the years ended December 31, 2004 and 2003 respectfully.

The Company files a consolidated income tax return for federal income tax purposes. At December 31, 2004, the Company had net operating loss, foreign tax credit and alternative minimum tax credit carryforwards for income tax purposes of $6.4 million (including $428,000 of net operating loss carry forward upon acquisition of SuperStock), $400,000, and $28,000, respectively. The net operating loss and foreign tax credit carryforwards expire in varying amounts through 2024. The Company’s ability to benefit from these carryforwards is limited under certain provisions of the Internal Revenue Code.

In 2004, the Company reduced its valuation allowance $301,000  with a corresponding reduction to Goodwill related to the acquisition of SuperStock (see Note C). These adjustments were made to reflect the utilization of SuperStock’s net operating loss and capital loss carryforwards on the sale of the land and building (see Note N).

(1) These amounts relate to the acquisition of SuperStock, Inc by the Company in 2004.

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE P - STOCKHOLDERS’ EQUITY/(CAPITAL DEFICIENCY)

[1] Preferred stock:

As discussed in Note A, the Company exchanged all of its pre-acquisition preferred stock (1,500,000 pre-adjusted shares) as part of its exchange agreement with Saratoga on April 30, 2002. The Company is authorized to issue 100,000 shares of its $.001 par value preferred stock.

At December 31, 2004 and 2003, there are no shares of preferred stock issued or outstanding

[2] Common stock:

The Company is authorized to issue 100,000,000 shares of its $.001 par value common stock.

In February 2004, the Company received proceeds of $3.0 million (net proceeds of $2.8 million), and $600,000 of liabilities owed by the Company were exchanged, in connection with the issuance of 18,000,000 shares of common stock along with 5,508,000 warrants exercisable at $0.20 per share and 19,828,800 callable warrants exercisable at prices between $0.225 and $1.35 per share. In addition, the Company issued 450,000 shares of common stock to an investment-banking firm in connection with the placement of the equity. The liabilities that were exchanged included $475,000 of notes payable to affiliates and $125,000 of accrued compensation due to the Company’s Chairman and President.

During the year ended December 31, 2004, the Company issued 670,000 shares of its common stock for services in settlement of accrued compensation and compensation expense of $147,000 to officers and consultants.

During the year ended December 31, 2003, the Company received proceeds of $259,000 in connection with the sale of 1,400,000 shares of common stock.

During the year ended December 31, 2003, the Company issued 3,594,360 shares of its common stock for consulting and advisory services and recognized compensation expense of $524,000.

[3] Stock options and warrants:

Options and warrants have been granted to officers, directors and employees based upon employment agreements and other agreements with investors and members of the Company's Advisory Board at the discretion of the Board of Directors.

The following summarizes the Company's stock option and warrant activity:

	STOCK OPTIONS		WARRANTS
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE

Balance, December 31, 2002	2,614,168	0.32	1,097,667	1.13
Granted	---		207,000	0.65
Cancelled	---		(37,000)	1.83
Balance, December 31, 2003	2,614,168	0.32	1,267,667	1.02

Granted	2,083,455	0.30	28,015,890	0.59
Exercised	---		(573,590)	0.26
Balance, December 31, 2004	4,697,623	0.31	28,709,967	0.61

Exercisable, December 31, 2003	2,493,204	0.33	1,242,667	1.02

Exercisable, December 31, 2004	4,685,123	0.31	28,709,967	0.61

The above table reflects the grant of 573,590 warrants to purchase common stock in connection with the acquisition of SuperStock, Inc. These warrants were exercised at $0.26 per share and provided $150,000 cash to the Company.

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

Pursuant to the Company’s 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), 3,000,000 shares of the Company's common stock are reserved for issuance. The 2002 Plan authorizes the Company’s board of directors to issue warrants, options, restricted or unrestricted common stock and other awards to the employees, consultants and directors of the Company and its affiliates. Certain options and warrants to be granted under the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2002 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events.

As of December 31, 2004 and 2003 there were 496,264 options available for grant under the Stock Plan.

Consulting fees of $58,000 and $22,000 are reflected in the accompanying consolidated statements of operations for the years ended December 31, 2004 and 2003, respectively, relating to the issuance of warrants.

The fair value of each warrant and option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003
Volatility	80%	183%
Expected life of options	5 years	5 years
Risk-free interest rate	3%	3%
Dividend yield	0%	0%

The weighted average fair value of options granted during the year ended December 31, 2004 was $0.03. The weighted average fair value of warrants granted during the years ended December 31, 2004 and 2003 was $0.12 and $0.24, respectively.

The following table summarizes information about stock options at December 31, 2004:

Options Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual	Number
Prices	Outstanding	Life	Exercisable
$0.15	879,168	1 year	866,668
$0.25	1,335,000	3 years	1,335,000
$0.30	2,083,455	4 years	2,083,455
$0.50	160,000	3 years	160,000
$1.00	120,000	3 years	120,000
$1.50	120,000	3 years	120,000

	4,697,623	3 years	4,685,123

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

The following table summarizes information about warrants at December 31, 2004:

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual	Number
Prices	Outstanding	Life	Exercisable

$0.20	5,558,000	4 years	5,558,000
$0.225	5,508,000	4 years	5,508,000
$0.25	79,000	3 years	79,000
$0.30	122,000	3 years	122,000
$0.40	50,000	3 years	25,000
$0.45	6,828,500	4 years	6,828,500
$0.56	160,000	4 years	160,000
$0.63	16,667	2 years	16,667
$0.75	282,500	2 years	282,500
$0.90	4,718,900	4 years	4,718,900
$1.25	250,000	2 years	250,000
$1.26	183,334	2 years	183,334
$1.35	4,718,900	4 years	4,718,900
$1.50	83,333	2 years	83,333
$1.75	80,000	2 years	80,000
$2.25	33,333	1 year	33,333
$3.00	37,500	1 year	37,500

	28,709,967	4 years	28,709,967

NOTE Q - COMMITMENTS AND OTHER MATTERS

[1] Consulting and advisory services agreement:

In September 2002, the Company entered into a three-year agreement with a consultant to act as the Company's Chairman of the Board. The agreement calls for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation may be payable in common shares of the Company at the individual's option in the event that the Company does make above payments in cash at the end of each month. The rate at which common shares will be issued will be 150% of cash compensation due or restricted common shares at 200% of the cash compensation due. During 2003 the Company issued 1,013,005 shares of common stock as consideration for $105,000 of accrued compensation. In addition, in January 2004, the Company awarded the consultant an option to purchase 1,505,514 common shares at $0.30. In May 2004, the consultant agreed to serve as Chief Executive Officer. The consulting agreement is for a term of three years, but may be terminated by the consultants 90 days' notice or by the Company upon 180 days notice; provided, however that in the event of termination without cause (as defined in the consulting agreement), the consultant will be entitled to continue to receive his annual base compensation for the term of any non-competition agreement which he may enter into with the Company.

Pursuant to a consulting agreement dated July 1, 2002 between the Company and one of its shareholders, the shareholder has agreed to serve as a consultant to the Company and to provide marketing and consulting services. As compensation for his services, the Company issued the shareholder a warrant to purchase 50,000 shares of common stock at an exercise price of $0.25 per share and issued 30,000 shares of common stock in 2002 and 30,000 shares in 2003. The agreement with the Company has expired and the Company is currently in discussions to renew the contract. He has served as Chief Strategic Officer from June 2004 to December 2004, President since December 2004 and from February 2001 to May 2004, he served as an advisor.

In September 2002, the Company entered into a two-year agreement with an employee to act as the Company's President. The agreement calls for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation may be payable in common shares of the Company at the option of the individual in the event that the Company does not make above payments in cash at the end of each month. The rate at which common shares will be issued will be 150% of cash compensation due or restricted common shares at 200% of the cash compensation due. During 2003 the Company issued 1,138,005 shares of common stock as consideration for $120,000 of accrued compensation. The employee was also provided with options to purchase up to 400,000 common shares of the Company with 160,000 options exercisable at $0.50, 120,000 exercisable at $1.00 and 120,000 exercisable at $1.50. Such options will expire May 1, 2007. In addition, in January 2004, the company awarded the employee an option to purchase 577,941 common shares at $0.30. The agreement with the Company has expired and the Company is currently in discussions to renew the contract.

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

[2] Lease commitments

The capital lease agreement for the Company’s headquarters facility (see Note N) includes a requirement to maintain a security deposit, currently funded as a letter of credit in the amount of $600,000, which is reflected as restricted cash in the balance sheet as of December 31, 2004. The lease agreement also requires the Company to fund additional $30,000 deposits on the first day of each July, October, January, and April beginning July 1, 2005 up to and including July 1, 2006, for a total of $750,000.

In a lease agreement for SuperStock, LTD in the UK, the company has sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, SuperStock LTD would be liable for £51,000 per year under the covenants in the lease in the event the company who has sublet the facility is unable to perform under such terms.

[3] Litigation and settlement of claims:

At December 31, 2001, the Company was a defendant in a lawsuit where the creditor was seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. The Company entered into a settlement agreement on April 1, 2002, which required the payment of principal of $88,000 plus stipulated interest in ten installments commencing April 2002. During 2002, the Company issued 130,000 shares of common stock valued at $49,000 to an unrelated party that transferred non-cash consideration to the creditor. In 2004 the Company agreed to pay $26,000 to the creditor to settle this matter.

The Company has been involved in various other claims and lawsuits, primarily with former officers and employees, both for and against the Company. Management believes that there are no such matters outstanding that would have a material adverse effect on the Company's results of operations and financial position.

[4] Liens and encumbrances:

In October 2002, the Internal Revenue Service filed a tax lien against all of the assets of Agence. The lien in the amount of $143,000 represented delinquent payroll taxes for the period from September 19, 2000 (inception) to June 30, 2002. All outstanding amounts have been paid as of December 31, 2004.

[5] Other:

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

NOTE R - SUBSEQUENT EVENTS

[1] Financings:

On February 22, 2005, a21, Inc. consummated a $2.25 million financing (the "Financing") in the form of two-year interest only senior (non-convertible) secured notes and retired $1.25 million of its two-year convertible subordinated notes issued in conjunction with a21's acquisition of its SuperStock subsidiary in February 2004.The investors in the Financing were existing investors of a21 and were also holders of the Subordinated Notes.

In the Financing, SuperStock issued new 12% senior secured notes due in February 2007 in the principal amount of $2.25 million (the "Senior Notes") and retired all of its outstanding 13% convertible subordinated notes due February 28, 2006 (the "Subordinated Notes").

Five year warrants to purchase 937,500 shares of a21 common stock originally issued to the holders of the Subordinated Notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares, the holders of the Senior Notes participating in the Financing received two year warrants to purchase an aggregate of 500,000 shares of a21 common stock at $0.225 per shares and an aggregate of 562,500 shares of a21 common stock at $0.45 per share (together, the "Warrants"). The Senior Notes are interest only and may be prepaid without penalty at any time. They also have a provision which adds 4% per year to their principal balance, due at maturity. Each of the Senior Notes and the Warrants are dated as of February 22, 2005. In connection with the issuance of the Senior Notes, SuperStock entered into a security agreement, dated as of February 22, 2005 (the "Security Agreement"), pursuant to which it granted a first priority security interest in the Collateral (as defined therein).

During the first quarter of 2005, A21, Inc. recognized as an expense, the unamortized portion of the debt discount of $176,000 and recorded a new debt discount of $39,000 for the excess of the fair value of the 1,062,000 warrants on the date of issuance over the fair value of the 937,500 calculated at the time of amendment (reflecting the remaining term and the stock price on that date). The debt discount is being recognized as a financing expense over the term of the Senior Notes. The effective interest rate is 17%.

In connection with the Financing, SuperStock repaid in their entirety $1.25 million of the Subordinated Notes as of February 22, 2005. The Subordinated Notes were convertible at a minimum conversion price of $.90 per share and a maximum conversion price of $2.00 per share, or into between 625,000 and 1,388,889 shares of a21 common stock. In connection with repaying the Subordinated Notes, SuperStock also terminated the Exchange Agreements which it had entered into with the holders of the Subordinated Notes and which set forth the terms pursuant to which the Subordinated Notes could have been converted into shares of a21 common stock. In connection with the financing, SuperStock entered into a security agreement, pursuant to which it granted a first priority interest in substantially all of the Company’s current and future assets.

[2] Other:

In March 2005, the Company’s Board of Directors approved the 2005 Stock Incentive Plan, and subject to shareholder approval and the issuance of up to six million shares of which up to two million are in the form of options to the employees of SuperStock as agreed per the Amended and Restated Stock Purchase and Recapitalization Agreement by and among a21, SuperStock and its stockholders dated February 29, 2004.