Form 10QSB
period 2005-03-31
A21 INC
filed 2005-05-13
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-51285

a21, INC.
(Name of Small Business Issuer in its Charter)

TEXAS	74-2896910
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7660 CENTURION PARKWAY, JACKSONVILLE, FLORIDA 32256
(Principal Executive Office)

Issuer's telephone number, including area code: (904) 565-0066

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common stock, par value $0.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 41,056,237 shares of a21, Inc.’s common stock, par value $0.001 per share, outstanding on May 13, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands)

	March 31,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$850	$717
Accounts receivable, net	1,776	1,462
Prepaid expenses and other current assets	202	200
Income tax receivable	108	108

Total current assets	2,936	2,487

Land and building, net	7,462	7,329
Photo collection, net	2,076	2,198
Property and equipment, net	477	547
Goodwill	2,283	2,283
Contracts with photographers	1,082	1,133
Long-term notes receivable	16	18
Intangible assets, net	85	92
Other long-term assets	102	101
Restricted cash	608	600

Total assets	$17,127	$16,788

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of loan payable	$5	$ ---
Accounts payable	564	872
Accrued wages and payroll taxes	173	147
Accrued interest, current	27	187
Accrued purchase price payable	201	201
Current portion of promissory note payable	33	32
Royalties payable	1,100	979

Total current liabilities	2,103	2,418

LONG-TERM LIABILITIES
Promissory note payable, long-term portion	33	67
Other long-term liabilities	62	61
Loan payable	7,453	7,458
Senior secured notes payable, net	2,213	1,071
Unsecured notes payable to others, net	1,050	1,040
Accrued interest, long-term	137	---
Deferred income taxes	1,241	1,234

Total liabilities	14,292	13,349

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Cont’)
(Unaudited)
($ in thousands)

	March 31,	December 31,
	2005	2004

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,800	2,800

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; 100,000 shares authorized; no shares issued
and outstanding	---	---
Common stock; $.001 par value; 100,000,000 shares authorized; 41,816,012 shares issued and 38,136,237 shares outstanding at March 31, 2005 and
December 31, 2004, respectively	42	42
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	9,701	9,655
Accumulated deficit	(9,719)	(9,018)
Accumulated comprehensive income	11	(40)

Total stockholders' equity	35	639

Total liabilities and stockholders' equity	$17,127	$16,788

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,

	2005	2004

REVENUE	$2,312	$798
COST OF REVENUE	712	212

GROSS PROFIT	1,600	586

EXPENSES
Selling, general and administrative	1,566	986
Depreciation and amortization	353	99

TOTAL OPERATING EXPENSES	1,919	1,085

OPERATING LOSS	(319)	(499)

Interest expense, net	(480)	(101)
Other income, net	105	---

NET LOSS BEFORE TAXES	(694)	(600)

Income tax expense	(7)	---

NET LOSS	(701)	(600)

COMPREHENSIVE LOSS
Foreign currency translation adjustment	51	---

TOTAL COMPREHENSIVE LOSS	$(650)	$(600)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	38,136,237	25,726,916

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(701)	$(600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	353	99
Amortization of finance costs	2	53
Compensation from the prior issuance of variable options	---	305
Compensation from the issuance of options	---	48
Amortization of debt discount related to unsecured notes payable to others	(10)	---
Write-off of debt discount related to convertible subordinated notes payable	(179)	---
Deferred income taxes, net	7	(9)
Changes in:
Accounts receivable	(314)	(202)
Prepaid expenses & other current assets	(2)	(115)
Long-term assets	2	(1)
Accounts payable and accrued expenses	161	62
Accrued interest and other current liabilities	23	23
Restricted cash	8	---

NET CASH USED IN OPERATING ACTIVITIES	(650)	(337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquisition of SuperStock, net of cash balance of SuperStock at date
of acquisition in the amount of $1,151	---	(1,400)
Purchase of fixed assets	(236)	(96)

NET CASH USED IN INVESTING ACTIVITIES	(236)	(1,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Lease payments accounted for as repayment of loan payable	1	---
Net proceeds from senior secured notes payable	2,250	---
Net proceeds from sale of common stock and warrants	---	2,790
Proceeds from issuance of unsecured notes payable and warrants	---	1,050
Proceeds from issuance of convertible subordinated notes payable and warrants	---	1,250
Repayment of convertible subordinated notes payable	(1,250)	---
Repayment of revolving credit line	---	(1,700)
Repayment of unsecured notes payable to affiliates	---	(75)
Repayment of promissory note payable	(33)	---
Principal payment of note payable to bank	---	(521)

NET CASH PROVIDED BY FINANCING ACTIVITIES	968	2,794

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOW (Cont’)
(Unaudited)
($ in thousands)

	Three Months Ended March 31,
	2005		2004

NET EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENTS		$51		$1

NET INCREASE IN CASH		133		962

CASH AT BEGINNING OF PERIOD		717		1

CASH AT END OF PERIOD		$850		$963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$	---	$	---
Interest paid		99		11

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of equity for:
Repayment of notes payable to affiliates		---		424
Issuance of common stock for accrued interest on notes payable to affiliates		---		51
Issuance of common stock for accrued compensation		---		136
Issuance of common stock for placement costs in connection with the sale of common stock		---		13
Issuance of common stock to sellers as part of acquisition cost of SuperStock		---		137
Debt discount recorded for the issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable		---		551
Debt discount recorded for the issuance of warrants in connection with senior secured notes payable		39		---
Issuance of warrants as part of acquisition cost of SuperStock		---		83
Note payable to sellers on acquisition of SuperStock		---		1,576
Accrued purchase price payable		---		300
Accrued acquisition costs		---		17
Minority interest		---		2,800
Acquisition of SuperStock (See Note C)		---		7,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	COMMON STOCK		TREASURY STOCK					ACCUMULATED
						ADDITIONAL		OTHER
	NUMBER OF		NUMBER OF			PAID-IN	RETAINED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT		CAPITAL	EARNINGS	INCOME	TOTAL

Balance at December 31, 2004	41,816	$42	(3,680)	$	---	$9,655	$(9,018)	$(40)	$639

Issuance of warrants to the holders of senior secured notes payable	---	---				39			39
Issuance of warrants to the holders of unsecured notes payable	---	---				7			7
Net loss							(701)		(701)
Other comprehensive loss								51	51

Balance at March 31, 2005	41,816	$42	(3,680)	$	---	$9,701	$(9,719)	$11	$35

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
March 31, 2005

NOTE A - FINANCIAL STATEMENT PRESENTATION

The unaudited condensed consolidated financial statements of a21, Inc. and subsidiaries (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

In February 2004, the Company completed the acquisition of SuperStock, Inc. (see Note C) and in June 2004, sold SuperStock’s land and building for approximately $7.7 million and leased it back (see Note K). The unaudited condensed consolidated financial statements of the Company include the accounts of SuperStock from the acquisition date of February 29, 2004. The minority interest in the condensed consolidated balance sheet at March 31, 2005, represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of the a21, Inc. The minority interest was valued at the estimated market value of the a21, Inc. shares at the acquisition date as if exchanged.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The company has sustained recurring losses and at March 31, 2005 had an accumulated deficit of $9,719,000 and working capital of $833,000. The Company has sustained operations by raising capital through the private placement of common stock, convertible debt and other debt and through the sale of assets. In February, 2005, the Company completed a debt financing that yielded $1,000,000, net of retirement of prior debt. The Company is planning to raise additional capital from time to time to reduce its debt, provide working capital for operations, and to provide capital for acquisitions. The Company plans to raise capital through the issuance of debt, equity or other potential transactions, depending upon which is available and provides the most favorable terms for the Company. There is no guarantee that management will be successful in closing any debt or equity financings. If the Company is unable to raise additional capital, then the Company may not be able to fully execute its business plan.

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Nature of Business

The Company licenses and acquires stock photography for worldwide distribution to advertisers and publishers through sublicense and license agreements.

[2] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, including the accounts of SuperStock from the acquisition date of February 29, 2004. The minority interest in the consolidated balance sheet at March 31, 2005 represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of a21, Inc. The minority interest was valued at the estimated market value of the a21, Inc. common shares at the acquisition date as if exchanged. All significant intercompany balances and transactions have been eliminated.

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

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
March 31, 2005

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

[6] Fair value of financial instruments:

Financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short-term debt, which approximate fair value because of their short maturities. The carrying amount of long-term debt approximates fair value due to the market rate of interest incurred by the Company. The fair value of the Company's notes payable to an affiliated company are not reasonably determinable based on the related party nature of the transactions.

 [7] Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2005, the Company had no investments with maturities greater than three months. Cash excludes funds to secure a letter of credit in the amount of $608,000 as of March 31, 2005, which the Company is required to maintain in accordance with its lease agreement for the SuperStock facility (see Note M).

[8] Foreign Currency Translation:

The Company’s U.K., Canada and Italy operations use the U.S. dollar as the functional currency. As such, its monetary assets and liabilities are translated into U.S. dollars at current exchange rates.

[9] Land and Building

Land and building, which were sold and leased back in a transaction accounted for as a financing (see Note K); the building is being depreciated over the twenty-year term of the related lease.

[10] Property and equipment:

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed using the straight-line method over the assets' estimated lives ranging from three to seven years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

[11] Photo collection:

In connection with the acquisition of SuperStock, $2,607,000 was allocated to the photo collection. Expenditures for additions and betterments to the collection are capitalized. The photo collection is categorized by type of imagery (fine art, vintage and contemporary). Depreciation of the photo collection is computed by the straight-line method over the assets’ estimated lives of forty years for fine art and vintage images and four years for contemporary images. Upon sale or retirement of any portion of the collection, the related cost and accumulated depreciation are removed form the accounts and any gain or loss is reflected in operations. At March 31, 2005, the net book value of the photo collection included fine art and vintage images of $696,000 and contemporary images of $1,380,000.

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

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
March 31, 2005

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

[15] Net income (loss) per share:

The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the three months ended March 31, 2005 and 2004, the basic and diluted net loss per share is the same since the effect from the potential exercise of 36,053,740 and 33,092,590 outstanding stock options and warrants as of March 31, 2005 and 2004, respectively, would have been anti-dilutive. In addition, 5,000,151 shares of common stock issuable upon the exchange of the seller’s non-voting participating preferred stock (see Note C) have been excluded for the three months ended March 31, 2005.

[16] Stock-based compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 and 2004 if the fair value based method had been applied to all awards.

$ in thousands, except per share amounts	Three months ended March 31,
	2005	2004
Reported net loss	$(701)	$(600)
Stock based employee compensation included in net loss	---	305
Stock-based employee compensation determined under the fair value based method, net of tax effect	(79)	(19)

Pro forma net loss	$(780)	$(314)

Loss per share - basic and diluted
As reported	$(0.02)	$(0.02)
Pro forma	$(0.02)	$(0.01)

The fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the three months ended March 31, 2005 and 2004: annual dividends of $0.00; expected volatility of 80%; risk free interest rate of 3.00%, and an expected life of five years.

Compensation expense of zero and $305,000 was recorded in the consolidated statements of operations for the three months ended March 31, 2005 and 2004, respectively, pursuant to variable accounting for certain options.

[17] Advertising

Advertising expenses were $102,000 and $52,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. Advertising costs are charged to expense as incurred.

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

In consideration for the sale and purchase of the common stock of SuperStock, the sellers received 1,666,717 shares of non-voting participating preferred stock (the “Seller Preferred”) of SuperStock which is exchangeable into 5,000,151 shares of the Company’s common stock, $2.6 million in cash and a 14 month secured note in the amount of $1.6 million that initially pays an interest rate of LIBOR plus 1.9% per annum. In addition, we granted warrants to the sellers to purchase 160,000 shares of our common stock at $0.56 per share and issued to the sellers and their advisors 573,589 shares of our common stock for $150,000 consideration. Final adjustments were made to the purchase price upon finalization of SuperStock's closing balance sheet pursuant to which we agreed to pay $100,000 to the sellers in three installments. The first installment was paid upon the signing of the final agreement, the second installment is due on March 1, 2006 and the third installment is due on March 1, 2007. The deferred payments due March 1, 2006 and March 1, 2007 in the form of a promissory note shall bear interest at the rate of five percent per annum commencing on March 1, 2005 until paid in full. As part of the original purchase agreement, the sellers may also receive up to $1.5 million should SuperStock achieve certain revenue milestones during the four year period after closing, of which the estimated payment for the first year (March 1, 2004 through February 28, 2005) is expected to be about $201,000, which was accrued as a cost of the acquisition.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
March 31, 2005

In addition, the Company repaid a $1.7 million credit facility of SuperStock and paid down $500,000 of a note secured by a first mortgage on the SuperStock Facility. This reduced the principal balance on the note secured by a first mortgage to $4.0 million at an interest rate of LIBOR plus 1.9% payable monthly plus principal ("First Mortgage").

The aggregate purchase price was approximately $7,477,000. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

($ in thousands)

Current assets	$2,473
Land and building	7,572
Photo collection	2,607
Property and equipment	469
Goodwill	2,584
Contracts with photographers	1,304
Other intangible assets	116
Other long-term assets	342
Note payable to bank - current	(4,554)
Other current liabilities	(3,171)
Deferred income taxes	(2,265)
$7,477

Results of operations of SuperStock are included in the accompanying financial statements from February 29, 2004, the date of acquisition. The following proforma information gives effect to the acquisition as if it had occurred on the first day of the period ended March 31, 2004.

Three Months Ended
($ in thousands, except per share amounts)	March 31, 2004

Total revenue	$2,319

Net loss	(688)

Net loss per share, basic and diluted	$(0.02)

Proforma weighted average number of common shares outstanding, basic and diluted	38,073,737

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
March 31, 2005

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation and amortization, and at March 31, 2005 and December 31, 2004, is summarized as follows:

($ in thousands)	March 31, 2005	December 31, 2004
Furniture, fixtures & office equipment	$401	$412
Photo/Computer equipment	409	407
Software	138	138
Less: Accumulated Depreciation	(471)	(410)
Total property & equipment, net	$477	$547

Depreciation and amortization in the amount of $353,000 and $99,000 are included in expenses for the three months ended March 31, 2005 and 2004, respectively, in the consolidated statements of operations and include depreciation and amortization for land and building, the photo collection and the contracts with photographers.

NOTE E -- LONG-TERM NOTES RECEIVABLE

In 2003, SuperStock sold its operations in Chile to a third party and accepted a note receivable from the buyer for $80,000. The timing and amount of the payments against this note were determined to be insufficient to support the note’s book value. Using present value analysis, the value of the note at December 31, 2004 was calculated to be $18,000; the Company wrote the note receivable down by $49,000 at the end of 2004 to reflect this value. The balance of this note is $16,000 at March 31, 2005.

NOTE F -- GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $2,283,000 represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets associated with the acquisition of SuperStock, Inc. described in detail in Note C. Goodwill has been reduced by $484,000 to reflect the utilization of SuperStock’s net operating loss carryforward on the sale of the land and building.

Identifiable intangible assets are shown net of amortization and are principally comprised of covenants not to compete, which are amortized over four years.

NOTE G - CONTRACTS WITH PHOTOGRAPHERS

Contracts with photographers ($1,082,000, net of amortization) are attributable to the acquisition of SuperStock, Inc. These contracts have an average life of five years and are automatically renewable. Amortization of the photographer’s contracts is based on projected revenues expected to be generated over the estimated ten year life of the underlying images.

NOTE H -- MINORITY INTEREST

As part of the financing to acquire all of the voting common stock, representing 83% of the outstanding equity of SuperStock, in consideration for the sale and purchase of such shares, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock, which are exchangeable for 5,000,151 shares of a21 common stock. The preferred stock has no voting rights, pays no dividend, and, except for exchange rights into a21 common stock, it has no other special rights except for liquidation rights. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $4.25 million or 17% of the total liquidation distributions made after distributions to creditors.

The minority interest is valued as if it were exchanged into a21 common stock at the closing price on the day of the acquisition.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
March 31, 2005

NOTE I -- OPERATING SEGMENTS

The Company began operating domestically and internationally beginning February 29, 2004. The following table presents information about the Company’s domestic and international activity, including minority interest.

	($ in thousands)
	Domestic	International	Total

Three months ended March 31, 2005:

Revenue	$1,967	$345	$2,312
Segment operating loss	(687)	(7)	(694)

Segment assets at March 31, 2005	16,732	395	17,127

Three months ended March 31, 2004:

Revenue	$683	$115	$798
Segment operating loss	(587)	(13)	(600)

Segment assets at March 31, 2004	16,963	422	17,385

Domestic segment information includes $484,000 and $157,000 of revenue and $361,000 and $346,000 of account receivables, respectively, for the three months ended March 31, 2005 and 2004, attributable to foreign agents utilized by a domestic subsidiary. International segment information reflects the operation of foreign subsidiaries. Those amounts are not based on the geographic origin of customers which is not readily determinable.

NOTE J - DEBT FINANCINGS

[1] Convertible Subordinated Notes Payable:

The Company received $1,250,000 in connection with the issuance of a two-year convertible subordinated note (due February 29, 2006) which accrued interest at 12% for the first six months, 13.5% for the next twelve months, and 15% for the last six months and was convertible into the Company’s common stock based along with 937,500 callable warrants exercisable at prices between $0.45 and $1.35 per share.

The Company allocated the proceeds received to the principal amount of the note and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. The difference between the proceeds allocated to, and the relative fair value of the notes, which amounted to $306,000, was recorded as debt discount and additional paid-in capital. The discount was being amortized over the two-year term of the note, and the balance of $1,071,000 at December 31, 2004 is presented net of the unamortized debt discount. In February 2005, the Company repaid the notes and accrued interest (see item [3] below).

[2] Unsecured Notes Payable:

The Company received $1,050,000 in connection with the issuance of unsecured debt in the form of promissory notes, which accrue interest at 12% for up to twelve months along with 630,000 callable warrants at $0.45 per share. In addition, the Company issued 63,000 warrants exercisable at $0.45 per share to an investment-banking firm in connection with the placement of the unsecured debt. These notes matured on August 29, 2004, but provided for an automatic extension, if not paid, of six months and monthly extensions thereafter. The fair value of the warrants, which amounted to $245,000, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital.

Since the notes were still outstanding as of August 29, 2004, the number of shares of warrants was increased by 50% (315,000 callable warrants) at $0.45 per share. The fair value of the warrants issued for the six-month extension, which amounted to $31,000, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. The discount was amortized over the six-month term of the promissory notes.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
March 31, 2005

For every month thereafter the next six-month extension (February 28, 2005) and until the note is paid, the number of warrants is to be increased by one-ninth (105,000 callable warrants). Since the note was still outstanding as of February 29, 2005, the revised number of warrants was increased by one-ninth (105,000 callable warrants) at $0.45 per share. The fair value of the warrants issued, which amounted to $4,000, was determined using the Black Scholes pricing model and was recorded as expense and additional paid-in capital. Since the note was still outstanding as of March 31, 2005, the revised number of warrants was increased by one-ninth (105,000 callable warrants) at $0.45 per share. The fair value of the warrants issued, which amounted to $3,000, was determined using the Black Scholes pricing model and was recorded as expense and additional paid-in capital. The balance of the unsecured notes payable is $1,050,000 at March 31, 2005. The fair value of warrants issued for additional monthly extensions will be recognized as expense and additional paid in capital as incurred.

[3] Senior Secured Notes Payable

On February 22, 2005, a21, Inc. consummated a $2,250,000 financing (the "Financing") in the form of two-year interest only senior (non-convertible) secured notes and retired $1,250,000 of its two-year convertible subordinated notes issued in conjunction with a21's acquisition of its SuperStock subsidiary in February 2004.The investors in the Financing were existing investors of a21 and were also holders of the Subordinated Notes (as defined below). In the Financing, SuperStock issued new 12% senior secured notes due in February 2007 in the principal amount of $2,250,000 (the "Senior Notes") and retired all of its outstanding 13% convertible subordinated notes due February 28, 2006 (the "Subordinated Notes").

Five year warrants to purchase 937,500 shares of a21 common stock originally issued to the holders of the Subordinated Notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares, the holders of the Senior Notes participating in the Financing received two year warrants to purchase an aggregate of 500,000 shares of a21 common stock at $0.225 per shares and an aggregate of 562,500 shares of a21 common stock at $0.45 per share (together, the "Warrants"). The Senior Notes are interest only and may be prepaid without penalty at any time. They also have a provision which adds 4% per year to their principal balance, due at maturity. Each of the Senior Notes and the Warrants is dated as of February 22, 2005. In connection with the issuance of the Senior Notes, SuperStock entered into a security agreement, dated as of February 22, 2005 (the "Security Agreement"), pursuant to which it granted a first priority security interest in the Collateral , which represents substantially all of the Company’s current and future assets.

During the first quarter of 2005, a21, Inc. recognized as an expense, the unamortized portion of the debt discount of $179,000 and recorded a new debt discount of $39,000 for the excess of the fair value of the 1,062,500 warrants on the date of issuance over the fair value of the 937,500 calculated at the time of amendment (reflecting the remaining term and the stock price on that date). The debt discount is being recognized as a financing expense over the term of the Senior Notes. The effective interest rate is 17%.

In connection with the Financing, SuperStock repaid in their entirety $1,250,000 of the Subordinated Notes as of February 22, 2005. The Subordinated Notes were convertible at a minimum conversion price of $0.90 per share and a maximum conversion price of $2.00 per share, or into between 625,000 and 1,388,889 shares of a21 common stock. In connection with repaying the Subordinated Notes, SuperStock also terminated the Exchange Agreements which it had entered into with the holders of the Subordinated Notes and which set forth the terms pursuant to which the Subordinated Notes could have been converted into shares of a21 common stock.

NOTE K -- LOAN PAYABLE - SALE OF SUPERSTOCK LAND AND BUILDING

On June 30, 2004, the Company completed the sale and leaseback of the land and approximately 73,000 square foot building in which the Company’s headquarters are located in Jacksonville, Florida. The facility was sold for $7.7 million and resulted in net proceeds of $7,477,000, of which $4,033,000 was used to repay a bank note that was secured by a first mortgage on the facility and $1,576,000 was used to repay other indebtedness to the selling shareholders of SuperStock. The building was leased back for a term of twenty years. The lease provides the Company with two five-year renewal options at specified payments.

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

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
March 31, 2005

The following table summarizes the Company’s annual maturities under the loan payable as of March 31, 2005:

Year Ending March 31, ($ in thousands)

2006	$5
2007	22
2008	40
2009	61
2010	87
Thereafter	7,243
7,458
Less: Current Portion	(5)
Long Term Portion	$7,453

NOTE L -- STOCKHOLDERS’ EQUITY

[1] Preferred stock:

The Company exchanged all of its pre-acquisition preferred stock (1,500,000 pre-adjusted shares) as part of its exchange agreement with Saratoga on April 30, 2002. The Company is authorized to issue 100,000 shares of its $.001 par value preferred stock.

At March 31, 2005 and 2004, there are no shares of a21, Inc. preferred stock issued or outstanding.

[2] Common stock:

The Company is authorized to issue 100,000,000 shares of its $.001 par value common stock.

In February 2004, the Company received aggregate gross proceeds of $5.9 million in equity and debt financings. The Company received proceeds of $3.0 million (net proceeds of $2.8 million), and $600,000 of liabilities owed by the Company were exchanged, in connection with the issuance of 18,000,000 shares of common stock along with 5,508,000 warrants exercisable at $0.20 per share and 19,828,800 callable warrants exercisable at prices between $0.225 and $1.35 per share. In addition, the Company issued 450,000 shares of common stock to an investment-banking firm in connection with the placement of the equity. The liabilities that were exchanged included $475,000 of notes payable to affiliates and $125,000 of accrued compensation due to the Company’s Chairman and President.

During the year ended December 31, 2004, the Company issued 490,000 shares of its common stock for services and payment of equity placement costs. The Company has issued no shares of its common stock during the three months ended March 31, 2005.

[3] Stock options and warrants:

Options and warrants have been granted to officers, directors and employees based upon employment agreements and other agreements with investors and members of the Company's Advisory Board at the discretion of the Board of Directors.

In March 2005, the Company’s Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”) and, subject to shareholder approval, the issuance of up to 6,000,000 shares of which up to 2,000,000 are in the form of options to the employees of SuperStock as agreed per the Amended and Restated Stock Purchase and Recapitalization Agreement by and among a21, SuperStock and its stockholders dated February 29, 2004. The 2005 Plan authorizes the Company’s board of directors to award Incentive Stock Options, Nonstatutory Stock Options, stock appreciation rights, performance shares, restricted stock or unrestricted stock to the employees and independent contractors, including consultants, directors, advisors and other service providers of the Company. Certain options and warrants to be granted under the 2005 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2005 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2005 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events. As of March 31, 2005, 1,373,650 options were granted to employees under this plan and 4,626,350 options were available for grant under the 2005 Plan.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
March 31, 2005

Pursuant to the Company’s 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), 3,000,000 shares of the Company's common stock are reserved for issuance. The 2002 Plan authorizes the Company’s board of directors to issue warrants, options, restricted or unrestricted common stock and other awards to the employees, consultants and directors of the Company and its affiliates. Certain options and warrants to be granted under the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2002 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events. As of March 31, 2005 there were 496,264 options available for grant under the 2002 Plan.

NOTE M -- COMMITMENTS AND OTHER MATTERS

[1] Consulting and advisory services agreements:

In September 2002, the Company entered into a three-year agreement with a consultant to act as the Company's Chairman of the Board. The agreement calls for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation may be payable in common shares of the Company at the individual's option in the event that the Company does not make above payments in cash at the end of each month. The rate at which common shares were issued was 150% of cash compensation due or restricted common shares at 200% of the cash compensation due. During 2003 the Company issued 1,013,005 shares of common stock as consideration for $105,000 of accrued compensation. In addition, in January 2004, the Company awarded the consultant an option to purchase 1,505,514 common shares at $0.30. In May 2004, the consultant agreed to serve as Chief Executive Officer. The consulting agreement is for a term of three years, but may be terminated by the consultant upon 90 days' notice or by the Company upon 180 days notice; provided, however that in the event of termination without cause (as defined in the consulting agreement), the consultant will be entitled to continue to receive his annual base compensation for the term of any non-competition agreement which he may enter into with the Company. This consulting agreement has been terminated and a21 and the executive officer have entered into an employment agreement.

Pursuant to a consulting agreement dated July 1, 2002 between the Company and one of its shareholder’s (who is currently an executive officer and director of the Company), the shareholder agreed to serve as a consultant to the Company and to provide marketing and consulting services. As compensation for his services, the Company issued the shareholder a warrant to purchase 50,000 shares of common stock at an exercise price of $0.25 per share and issued 30,000 shares of common stock in 2002 and 30,000 shares in 2003. The agreement with the Company has expired and the Company entered into an employment agreement with this executive officer, who currently serves as Vice Chairman and President of a21, and Chief Executive Officer of SuperStock. Prior to these positions, he served as Chief Strategic Officer from June 2004 to December 2004 and from February 2001 to May 2004, he served as an advisor.

In September 2002, the Company entered into a two-year agreement with an employee to act as the Company's President. The agreement called for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation was payable in common shares of the Company at the option of the individual in the event that the Company therein did not make above payments in cash at the end of each month. The rate at which common shares were issued was 150% of cash compensation due or restricted common shares at 200% of the cash compensation due. During 2003 the Company issued 1,138,005 shares of common stock as consideration for $120,000 of accrued compensation. The employee was also provided with options to purchase up to 400,000 common shares of the Company with 160,000 options exercisable at $0.50, 120,000 exercisable at $1.00 and 120,000 exercisable at $1.50. Such options will expire May 1, 2007. In addition, in January 2004, the Company awarded the employee an option to purchase 577,941 common shares at $0.30. The agreement with the Company has expired and the Company entered into an employment agreement with this executive officer, who currently serves as Chief Creative Officer of a21, and President and Chief Creative Officer of SuperStock.

[2] Lease commitments:

The capital lease agreement for the Company’s headquarters facility (see Note K) includes a requirement to maintain a security deposit, funded as a letter of credit in the amount of $608,000, which is reflected as restricted cash on the balance sheet as of March 31, 2005. The lease agreement also requires the Company to fund additional $30,000 deposits on the first day of each July, October, January, and April beginning July 1, 2005 up to and including July 1, 2006, for a total of $750,000. The first additional funding of $30,000 was made on April 21, 2005.

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

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
March 31, 2005

The Company has been involved in various other claims and lawsuits, primarily with former officers and employees, both for and against the Company. Management believes that there are no such matters outstanding or threatened that would have a material adverse effect on the Company's results of operations and financial position.

[4] Other:

In April 2003, the Company was contacted by an attorney representing a holder of certain Nonexchanged Shares claiming that such shares are exchangeable into shares of the Company's common stock. The Company believes that the shares are not exchangeable since the exchange agreement has expired. However, the Company cannot currently determine the ultimate outcome regarding the Nonexchanged Shares. However, the company has not been contacted since the initial contact in April 2003.

NOTE N -- SUBSEQUENT EVENTS

[1] Employment Agreements

On May 13, 2005, a21 executed an employment agreement with its Chairman and Chief Executive Officer. On May 13, 2005, a21 and SuperStock executed an employment agreement with a21’s Vice Chairman and President, who is also the Chief Executive Officer of SuperStock, and a21’s Chief Creative Officer, who is also the President and Chief Creative Officer of SuperStock. Each of these employment agreements is for a term of three years and includes a confidentiality covenant, a non-competition covenant and a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

[2] Equity Transaction

In connection with executing the employment agreements with three of its executive officers on May 13, 2005, effective as of May 1, 2005, the Company issued 2,410,000 shares of its restricted common stock to these executive officers and granted five-year stock options to purchase 2,000,000 shares of common stock, which options are exercisable at $0.30 per share. As of May 1, 2005, the Company issued to its non-employee directors 510,000 shares of its restricted common stock and granted to these directors five-year stock options to purchase 510,000 shares of common stock, which options are exercisable at $0.30 per share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

OVERVIEW

a21, Inc. was incorporated in the State of Texas in October 1998, under the name Saratoga Holdings I, Inc. In February 2004, we completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc. Through our subsidiary, SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries and private collections and license the visual content to our customers. Our customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). Our products are sold directly and through a global network of distributors in approximately 100 countries. We are headquartered in Jacksonville, Florida operate a Company-owned office in the United Kingdom and conduct operations in Canada.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have summarized significant accounting policies in Note B to the condensed consolidated financial statements included in this Form 10-QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Prior to the acquisition of SuperStock in February 2004, the Company was a development stage enterprise. All financial information presented for the quarter ending March 31, 2004 includes the accounts of SuperStock from the acquisition date of February 29, 2004 through March 31, 2004.

REVENUES. Revenues were $2,312,000 in the three months ended March 31, 2005 compared to $798,000 in the three months ended March 31, 2004. The increase in revenues in the three months ended March 31, 2005 is attributable to SuperStock’s revenue generation for the full first quarter in 2005 as compared to the period from February 29, 2004 through March 31, 2004 for the first quarter in 2004.

COST OF REVENUES. Cost of revenues was $712,000 in the three months ended March 31, 2005 compared to $212,000 in the three months ended March 31, 2004. As a percentage of revenues, cost of revenues was 31% and 27% in the three months ended March 31, 2005 and 2004, respectively, and gross profit was 69% and 73% in the three months ended March 31, 2005 and 2004, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,566,000 in the three months ended March 31, 2005 compared to $986,000 in the three months ended March 31, 2004. This increase was primarily attributable to the acquisition of SuperStock and the underlying general and administrative expenses of its operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $353,000 in the three months ended March 31, 2005 as compared to $99,000 in the three months ended March 31, 2004. This increase was primarily attributable to the amortization of assets recorded in connection with the acquisition of SuperStock.

NET INTEREST EXPENSE. Interest expense was $480,000 in the three months ended March 31, 2005 as compared to $101,000 in the three months ended March 31, 2004. This increase is attributable to the amortization of debt discount and additional interest due on unsecured notes payable, convertible subordinated notes payable, senior secured notes payable, and recorded interest on the loan payable resulting from the Company’s sale and lease of the SuperStock facility.

NET LOSS. Net loss was $701,000 or $0.02 per share in the three months ended March 31, 2005 as compared to net loss of $600,000 or $0.02 per share for the three months ended March 31, 2004. The increase in net loss is principally due to the acquisition of SuperStock.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had $850,000 of cash and cash equivalents and working capital of $833,000 as compared to $717,000 in cash and a working capital deficit of $69,000 at December 31, 2004.

Net cash used in operating activities for the three months ended March 31, 2005 was $650,000 as compared to net cash used in operating activities of $337,000 for the three months ended March 31, 2004. Net cash used in operating activities in the three months ended March 31, 2005 was due primarily to the net loss of $701,000 adjusted for $179,000 for the write-offs of the debt discount related to the convertible subordinated notes payable and $353,000 of depreciation and amortization, in addition to a decrease in accounts payable and accrued expenses of $161,000, and an increase in accounts receivable of $314,000. Net cash used in operating activities in the three months ended March 31, 2004 was principally due to a net loss of $600,000 adjusted for $305,000 of variable option compensation and $99,000 of depreciation and amortization, in addition to an increase in accounts receivable of $202,000 and an increase in prepaid expenses and other current assets of $115,000, partially offset by an increase in accounts payable and accrued expenses of $62,000.

Net cash used in investing activities for the three months ended March 31, 2005 was $236,000 as compared to net cash used in investing activities for the three months ended March 31, 2004 of $1,496,000. Net cash used in investing activities in the three months ended March 31, 2005 was primarily due to in the purchase of fixed assets. Net cash used in investing activities in the three months ended March 31, 2004 was primarily from the net cash investment in the acquisition of SuperStock, Inc. in the amount of $1,400,000 and the purchase of fixed assets for $96,000.

Net cash provided by financing activities for the three months ended March 31, 2005 was $968,000, as compared to net cash provided by financing activities of $2,794,000 for the three months ended March 31, 2004. Net cash provided by financing activities in the three months ended March 31, 2005 was mainly due to the new $2,250,000 senior secured notes payable and the retirement of the $1,250,000 convertible subordinated notes payable (see Note J). Net cash provided by financing activities in the three months ended March 31, 2004 was primarily from net proceeds of $2,790,000 in connection with the issuance of common stock and warrants, and proceeds of $2,300,000 from the issuance of notes payable and warrants, partially offset by the repayment of $2,296,000 of debt.

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

OFF-BALANCE SHEET ARRANGEMENTS

None

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION ITEM

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in litigation that arises in the ordinary course of our business. We believe that any potential adverse determination in any pending action will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2005, we consummated a $2,250,000 financing (the “Financing”) in the form of two-year interest only senior (non-convertible) secured notes and retired $1,250,000 of our two-year convertible subordinated notes issued in conjunction with our acquisition of SuperStock in February 2004. The investors in the Financing were existing investors of ours and were also holders of the Subordinated Notes (as defined below). We issued the securities to the investors in the Financing in reliance on Section 4(2) of the Securities Act of 1933.

In the Financing, SuperStock issued new 12% senior secured notes due in February 2007 in the principal amount of $2,250,000 (the “Senior Notes”) and retired all of its outstanding 13% convertible subordinated notes due February 28, 2006 (the “Subordinated Notes”).

Five year warrants to purchase 937,500 shares of our common stock originally issued to the holders of the Subordinated Notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares, the holders of the Senior Notes participating in the Financing received two-year warrants to purchase an aggregate of 500,000 shares of our common stock at $0.225 per share and an aggregate of 562,500 shares of our common stock at $0.45 per share (together, the “Warrants”). The Senior Notes are interest only and may be prepaid without penalty at any time. They also have a provision which adds 4% per year to their principal balance, due at maturity. Each of the Senior Notes and the Warrants is dated as of February 22, 2005. In connection with the issuance of the Senior Notes, SuperStock entered into a security agreement, dated as of February 22, 2005, pursuant to which it granted a first priority security interest in the collateral, which collateral represents substantially all of the Company’s current and future assets.

On each of February 28, 2005 and March 31, 2005, we issued 105,000 callable warrants that are convertible into shares of our common stock at $0.45 per share. These warrants were issued as a result of our 12% unsecured promissory notes being outstanding as of such dates. The fair value of these warrants as of February 28, 2005 and March 31, 2005 was $4,000 and $3,000, respectively. These warrants were issued to the investor in reliance on the exemption provided by section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

In connection with the Financing, SuperStock repaid in their entirety $1,250,000 of the Subordinated Notes as of February 22, 2005. The Subordinated Notes were convertible at a minimum conversion price of $0.90 per share and a maximum conversion price of $2.00 per share, or into between 625,000 and 1,388,889 shares of a21 common stock. In connection with repaying the Subordinated Notes, SuperStock also terminated the exchange agreements which it had entered into with the holders of the Subordinated Notes and which set forth the terms pursuant to which the Subordinated Notes could have been converted into shares of our common stock.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION

10.17
Letter Agreement, dated as of February 22, 2005, among the Registrant and Cohanzick High Yield Partners, L.P., Gabriel Capital, L.P., Cohanzick Absolute Return Master Fund, Ltd., Cohanzick Credit Opportunities Master Fund, Ltd., and John L. Steffens. (1)

10.18	Security Agreement, dated as of February 22, 2005. (1)
10.19	Form of Senior Secured Note. (1)
10.20	Form of Common Stock Purchase Warrant. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a21, Inc.

Date: May 13, 2005	By: /s/ ALBERT H. PLEUS
Albert H. Pleus Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2005	By: /s/ JOSE A. PEREZ
Jose A. Perez Principal Financial Officer