Form 10KSB/A
period 2004-12-31
A21 INC
filed 2005-09-20
CIK 1074436

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $7.5 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,337,512, based on the closing price of the issuer’s common stock on March 15, 2005, as reported by the OTC Bulletin Board. As of December 31, 2004, 38,136,237 shares of the issuer's common stock were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Annual Report on Form 10-KSB/A is to restate the audited financial statements of a21, Inc. (the "Company," "we" or "our") for the year ended December 31, 2004, filed with the Securities and Exchange Commission ("SEC") on March 31, 2005 (i) to reflect additional debt discount  and additional paid-in capital due to a beneficial conversion feature contained in the Company’s convertible subordinated notes (the "Convertible Notes") which were issued in February, 2004 in connection with the acquisition of SuperStock Inc. and which were repaid in February, 2005; (ii) to reflect a reduced amount of deferred tax liability and goodwill in conjunction with the acquisition of SuperStock, Inc.; (iii) to include Exhibit 14.1 containing our Code of Business Conduct and Ethics; and (iv) to include Exhibit 21.1 setting forth our subsidiaries.

The Items which are amended and restated herein are:

1.        Part II, Item 1 - Business;
2.        Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation;
3.        Part II, Item 7 - Financial Statements (including applicable footnotes); and
4.        Part III, Item 13 - Exhibits and Reports on Form 8K (including Exhibits 14.1 and 21.1).

Except as otherwise expressly noted herein, this Amendment No. 1 to Annual Report on Form 10-KSB/A does not reflect events occurring after the March 31, 2005 filing of our Annual Report on Form 10-KSB in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented, as deemed necessary in connection with the completion of restated financial statement; or in connection with the appointment of Thomas V. Butta as our Chief Financial Officer in addition to his roles as Vice Chairman and President.

The remaining Items contained within this Amendment No. 1 to our Annual Report on Form 10-KSB/A consist of all other Items originally contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 in the form filed with the SEC on March 31, 2005. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. The Company is also filing an amended Form 10-QSB for the period subsequent to the original date of this filing. This amended Form 10-QSB speaks to events that occurred after the date of this filing and should be read in conjunction with this amended 10-KSB.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

ITEM 1. BUSINESS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of a21, Inc. We may, from time to time, make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-KSB/A, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management's current expectations, assumptions and projections about a21, Inc. and its industry and are made on the basis of management's views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by the Company as well as from risks and uncertainties beyond the Company's control. Potential risks and uncertainties include, among others, those set forth herein under "Factors that may Affect the Business," as well as in Part II, Item 6. "Management's Discussion and Analysis or Plan of Operation." Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

In this Annual Report on Form 10-KSB/A, "a21," "the Company," "we," "us," and "our" refer to a21, Inc. and its consolidated subsidiaries, unless the context otherwise dictates. The consolidated financial statements included herein include SuperStock, Inc. from the acquisition date of February 29, 2004.

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

Acquisition of Superstock, Inc.

In February 2004, the Company completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc., a licensor of stock images to the advertising, media and publishing industries. SuperStock's primary assets include approximately 1,000,000 images that it either owns or licenses from third parties, an approximately 73,000 square foot facility in Jacksonville, Florida (which we, through our SuperStock subsidiary, sold and leased back from the buyer), receivables from its customers and cash.

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

In November 2004, in order increase operating efficiency and reduce costs, the Company, restructured management, management compensation, and certain of its operations which it outsourced if it did not consider them part of its core competence. The Company also made Thomas V. Butta, the Chief Executive Officer of SuperStock and President of the Company.

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

In March 2005, the Company’s Board of Directors approved the 2005 Stock Incentive Plan, subject to Shareholder approval and the issuance of up to 6 million shares of which up to 2 million are in the form of options to the employees of SuperStock as agreed per the Amended and Restated Stock Purchase and Recapitalization Agreement by and among a21, SuperStock and its stockholders dated February 29, 2004.

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

Other than a portion of our library that is fully owned by SuperStock, the copyright to the images that we sell belongs to the independent photographer or company that grants us licensing and distribution rights. We recognize copyright protection as an invaluable asset and have implemented an outreach process to alert us to unauthorized use of our images. When discovered, the user is notified of the copyright laws and requested to comply by remitting payment. If this action does not result in copyright enforcement, legal action is pursued.

PRODUCTS

Our images are available for delivery to our customers through online downloads or on CD-ROM and may be viewed on our website. Certain of those images may also be viewed on our distributors’ websites.

Customers typically search for images by using the search engine on our website. Given any number of input parameters, which include keywords, subject matter, product type and image number, the search engine returns the appropriate images for the customer to peruse and select. The search can then be refined or repeated with modified input parameters. An image search is usually an iterative process. Upon request and for no addition cost to the client, we make available the search capability of our research team.

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

WE HAVE A HISTORY OF LOSSES AND MAY NEVER BE PROFITABLE

As of December 31, 2004, we had an accumulated deficit of $9.4 million and working capital of $69,000. To date, the Company has been funded primarily through sales of our common stock, issuance of debt securities and sale of assets. If we are not successful in executing our business plan, we may never achieve profitability.

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

▪	imposition of or increases in customs duties and other tariffs
▪	language barriers and other difficulties in staffing and managing foreign operations
▪	longer customer payment cycles and greater difficulties in collecting accounts receivable
▪	uncertainties of laws and enforcement relating to the protection of intellectual property
▪	imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into U.S. dollars
▪	imposition of or increases in revenue, income or earnings taxes and withholding and other taxes
▪	imposition of or increases in investment or trade restrictions and other restrictions or requirements by non-U.S. governments
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

YOU MAY SUFFER DILUTION UPON THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND THE CONVERSION OF CONVERTIBLE NOTES AND PREFERRED STOCK

As of December 31, 2004, we had stock options outstanding to purchase 4,697,623 shares of common stock, warrants to purchase 28,709,967 shares of common stock, preferred stock exchangeable into 5,000,151 shares of common stock and convertible notes convertible in accordance with a formula based on the 20 day trailing average price of our common stock. To the extent such options or warrants are exercised and convertible notes and preferred stock are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

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

As directed by section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. The formal process of evaluating our internal controls over financial reporting, will require the devotion of substantial financial and personnel resources.. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability to comply by applicable deadlines.

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

NET INTEREST EXPENSE. Interest expense was $1.4 million in the twelve months ended December 31, 2004 as compared to $87,000 in the twelve months ended December 31, 2003. This increase is attributable to the amortization of debt discount resulting from warrants and  a beneficial conversion feature associated with convertible subordinated notes and additional interest due on unsecured notes payable, convertible subordinated notes payable, a note payable to the selling shareholders of SuperStock and the assumption of a note secured by a first mortgage on the Company’s headquarters building, all in connection with the acquisition of SuperStock. Additionally, the Company recorded interest on the loan payable resulting from its sale and lease of the SuperStock facility.

INCOME TAX BENEFIT. Income tax benefit was $729,000 in the twelve months ended December 31, 2004 as compared to zero in the twelve months ended December 31, 2003. The tax benefit of $729,000 arises principally out of the ability to use current period operating losses against the taxable gain due to the sale of the SuperStock building.

NET LOSS. Net loss was $2.5 million or $0.07 per share in the twelve months ended December 31, 2004 as compared to net loss of $1.3 million or $0.08 per share in the twelve month period ended December 31, 2003. The increase in net loss is principally due to the acquisition of SuperStock.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had $717,000 of cash and cash equivalents and working capital of $69,000 as compared to $1,000 in cash and a working capital deficit of $1.5 million at December 31, 2003.

Net cash used in operating activities for the twelve months ended December 31, 2004 was $2.0 million as compared to net cash used in operating activities of $430,000 for the twelve months ended December 31, 2003. Net cash used in operating activities in the twelve months ended December 31, 2004 was due primarily to the net loss of $2.5 million adjusted for $787,000 of amortization of finance costs and $1.1 million of depreciation and amortization, in addition to a decrease in the deferred income tax liability of $729,000, a decrease in accounts payable and accrued expenses of $55,000, an increase of $600,000 in restricted cash and an increase in accounts receivable of $210,000. Net cash used in operating activities in the twelve months ended December 31, 2003 was principally due to a net loss of $1.3 million adjusted for by common stock issued for services in the amount of $444,000, partially offset by a decrease in variable option compensation of $103,000, in addition to an increase in accounts payable and accrued expenses of $380,000.

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

On February 22, 2005, a21, Inc. consummated a $2.25 million financing (the "Financing") in the form of two-year interest only senior (non-convertible) secured notes and retired $1.25 million of its two-year convertible subordinated notes issued in conjunction with a21's acquisition of its SuperStock subsidiary in February 2004.The investors in the Financing were existing investors of a21 and were also holders of the Subordinated Notes In the Financing, SuperStock issued new 12% senior secured notes due in February 2007 in the principal amount of $2.25 million (the "Senior Notes") and retired all of its outstanding 13% convertible subordinated notes due February 28, 2006. (See Note R)

While the Company believes its current capital, along with its plans to obtain additional capital resources, will be sufficient for the next twelve months based on current operations, there can be no guarantee that the Company will have sufficient capital or will be able to obtain sufficient capital to meet its operational obligations or execute its business plan, which includes both internal growth and growth by acquisitions.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not applicable.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code is filed as Exhibit 14 to this Form 10-KSB/A. A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, 7660 Centurion Parkway, Jacksonville, Florida 32256.

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

Name and Address of	Amount of Beneficial
Beneficial Owner (1)	Ownership		Percentage of Class

Albert H. Pleus	5,425,274	(2)	13.43%

Thomas V. Butta	594,283	(3)	1.55%

Haim Ariav	3,030,610	(4)	7.59%

Luke A. Allen	7,240,123	(5)	17.44%

LCA Capital Partners I, Inc.	6,364,624	(6)	15.33%
c/o Luke A. Allen
711 Fifth Avenue
New York, NY 10022

Vincent C. Butta	1,115,500	(7)	2.91%

Philip N. Garfinkle	419,250	(8)	1.09%

C. Donald Wiggins	50,000		*
Heritage Capital Group, Inc.
225 Water Street, Suite 1250
Jacksonville, FL 32202

Barron Partners, L.P.	36,114,000	(9)	60.95%
730 Fifth Avenue, 9th Floor
New York, NY 10019

James Ong	2,668,751	(10)	6.59%
109 Lamplighter Island Court
Ponte Vedra Beach, FL 32082

Susan Chiang	1,057,885	(11)	2.71%

All Directors and Executive Officers	17,875,040	(2) (3)	38.65%
as a Group (7 Persons)	(4) (5) (7) (8)

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

3.1(a)	Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Texas on November 8, 1995 (1)

3.1(b)	Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Texas filed on May 2, 2002 (2)

3.2	Bylaws of the Registrant, as amended to date (3)

10.1**	2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (4)

10.2**	Amendment No. 1 to a21, Inc. 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (5)

10.3**	Consulting Agreement, dated September 14, 2002, between the Registrant and Albert H. Pleus (6)

10.4**	Employment Agreement, dated September 14, 2002, between the Registrant and Haim Ariav (6)

10.5**	Consulting Agreement, dated July 1, 2002, between the Registrant and Thomas Butta (6)

10.7	Amended and Restated Revolving Promissory Note dated as of February 29, 2004(8)

10.8	Form of Non-Negotiable 12% Promissory Note(8)

10.9	Form of Convertible Promissory Note(8)

10.10	Stock Purchase Agreement between a21, Inc. and certain Investors (as listed on Schedule A) dated January 2, 2004(8)

10.11	Registration Rights Agreement dated January 2, 2004(8)

10.12	Mortgage and Security Agreement dated February 29, 2004(8)

10.13	Intercreditor Agreement dated February 29, 2004(8)

10.14	Sale and Purchase Agreement for the SuperStock Facility dated April 1, 2004(8)

10.15	Lease Agreement, dated as of June 30, 2004, between NL Ventures IV Centurion, L.P., as landlord, and SuperStock, Inc., as Tenant. (9)

10.16	Sublease Agreement, dated as of September 17, 2004, by and between SuperStock, Inc. and Recruitmax Software, Inc. (10)

10.17
Letter Agreement, dated as of February 22, 2005, among the Registrant and Cohanzick High Yield Partners, LP. Gabriel Capital, L.P., Cohanzick Absolute Return Master Fund, Ltd., Cohanzick Credit Opportunities Master Fund, Ltd., and John L. Steffens (11)

10.18	Security Agreement, dated as of February 22, 2005 (11)

10.19	Form of Senior Secured Note (11)

10.20	orm of Common Stock Purchase Warrant (11)

14.1*	Code of Business Conduct and Ethics

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Eisner LLP

24.1*	Power of Attorney of Directors and Officers (included in the signature page)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Represents a management contract or compensation plan.

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

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 30, 2002, filed with the SEC on May 15, 2002.

(3) Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2, filed with the SEC on December 1, 1998.

(4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 25, 2002.

(5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed with the SEC on July 18, 2002.

(6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB/A, filed with the SEC on June 2, 2003

(7) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the SEC on March 15, 2004.

(8) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB filed with the SEC on April 14, 2004.

(9) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 14, 2004.

(10) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 12, 2004.

(11) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2004.

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

A21, INC.

By:	/s/ ALBERT H. PLEUS

Albert H. Pleus Chief Executive Officer (Principal Executive Officer

Date: September 16, 2005	By:	/s/ THOMAS V. BUTTA

Thomas V. Butta President and Chief Financial Officer (Principal Financial Officer)

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

As described in Note S, the financial statements for 2004 have been restated.

/s/ Eisner LLP

New York, New York March 11, 2005 With respect to Note S September 15, 2005

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
($ in thousands)

YEARS ENDED DECEMBER 31	2004	2003
	(Restated - See Note S)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$717	$1
Accounts receivable, net	1,462	---
Prepaid expenses and other current assets	200	---
Income tax receivable	108	---
Total current assets	2,487	1

Land and building, net	7,329
Photo collection, net	2,198	---
Property and equipment, net	547	15
Goodwill	1,049	---
Contracts with photographers	1,133	---
Long-term notes receivable	18	---
Intangible assets, net	92	---
Advance to shareholder	---	15
Other long-term assets	101	---
Restricted cash	600	---
Total assets	$15,554	$31

LIABILITIES AND STOCKHOLDERS' EQUITY / (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$872	$556
Accrued wages and payroll taxes	147	340
Accrued interest	187	60
Accrued purchase price payable	201	---
Current portion of promissory note payable	32	---
Unsecured notes payable to affiliates	---	584
Royalties payable	979	---
Total current liabilities	2,418	1,540

LONG-TERM LIABILITIES
Promissory note payable, long-term portion	67	---
Other long-term liabilities	61
Loan payable, less current portion	7,458	---
Convertible subordinated notes payable, net	520	---
Unsecured notes payable to others, net	1,040	---
Total liabilities	11,564	1,540

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,800	---

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands)

YEARS ENDED DECEMBER 31,	2004		2003

STOCKHOLDERS' EQUITY / (CAPITAL DEFICIENCY)
Preferred stock; $.001 par value; 100,000 shares authorized; no shares issued and outstanding	$	---	$	---
Common stock; $.001 par value; 100,000,000 shares authorized; 41,816,012 and 22,707,423 shares issued and 38,136,237,and 19,027,648 shares outstanding at December 31, 2004 and 2003, respectively		42		23
Treasury stock (at cost, 3,679,775 shares)		---		---
Additional paid-in capital		10,599		5,388
Accumulated deficit		(9,411)		(6,920)
Accumulated comprehensive income		(40)		---
Total stockholders’ equity/(capital deficiency)		1,190		(1,509)
Total liabilities and stockholders’ equity/(capital deficiency)		$15,554		$31

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)

	Twelve months ended
	December 31,
	2004	2003
	(Restated - See Note S)

REVENUE	$7,475	$	---
COST OF REVENUE	2,241		---
GROSS PROFIT	5,234		---

OPERATING EXPENSES
Selling, general and administrative	5,929		1,133
Write-off of website development costs	---		77
Depreciation and amortization	1,127		36
TOTAL OPERATING EXPENSES	7,056		1,246

OPERATING LOSS	(1,822)		(1,246)
Interest expense, net	(1,443)		(87)
Other income, net	45		---
NET LOSS BEFORE TAXES	(3,220)		(1,333)
Income tax benefit	729		---
NET LOSS	(2,491)		(1,333)

COMPREHENSIVE LOSS
Foreign currency translation adjustment	(40)		---
TOTAL COMPREHENSIVE LOSS	$(2,531)		$(1,333)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.07)		$(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	35,031,876		16,699,582

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(CAPITAL DEFICIENCY)
($ in thousands)

								ACCUMULATED
	COMMON STOCK		TREASURY STOCK			ADDITIONAL		OTHER
	NUMBER OF		NUMBER OF			PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT		CAPITAL	DEFICIT	LOSS	TOTAL

Balance at December 31, 2002	17,609	$18	(3,680)	$	---	$4,652	$(5,587)	$ ---	$(917)

Issuance of common stock for cash	1,400	1				258			259
Issuance of common stock for services	3,594	4				520			524
Issuance of common stock for potential acquisition which did not close	100	---				11			11
Issuance of warrants for consulting services	---	---				22			22
Issuance of warrants with notes payable	---	---				28			28
Adjustment for 4,274 shares issued, effective at merger	4	---				---			-
Compensation for change in value of variable options						(103)			(103)
Net loss							(1,333)		(1,333)
Balance at December 31, 2003	22,707	$23	(3,680)	$	---	$5,388	$(6,920)	$ ---	$(1,509)

Issuance of common stock for services	40	---				10			10
Issuance of common stock for cash, net	15,000	15				2,775			2,790
Issuance of common stock for repayment of notes payable to affiliates	2,375	2				473			475
Issuance of common stock for equity placement costs	450	1							1
Issuance of common stock in settlement of accrued compensation and compensation expense to officers and consultants	670	1				146			147
Issuance of common stock to the sellers of SuperStock	524	---				137			137
Issuance of common stock pursuant to the exercise of options	50	---				13			13
Issuance of warrants to the holders of unsecured notes payable	---	---				31			31
Issuance of warrants to the holders of unsecured notes payable and the convertible subordinated notes payable	---	---				390			390
Beneficial conversion feature related to convertible subordinated notes payable						1,105			1,105
Issuance of options for consulting services	---	---				48			48
Issuance of warrants for costs incurred in connection with the acquisition of SuperStock	---	---				83			83
Net loss							(2,491)		(2,491)
Other comprehensive loss								(40)	(40)
Balance at December 31, 2004 (Restated - See Note S)	41,816	$42	(3,680)	$	---	$10,599	$(9,411)	$(40)	$1,190

The accompanying notes are an integral part of these Consolidated Financial Statements

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
($ in thousands)

YEARS ENDED DECEMBER 31,	2004	2003
	(Restated - See Note S)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,491)	$(1,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	1,127	36
Amortization of finance costs	787	---
Write down of notes receivable and advance to shareholder	64	---
Compensation from the prior issuance of variable options	---	22
Compensation from the issuance of options	48	(103)
Loss from valuation of investments	---	77
Financing costs from the issuance of warrants	---	28
Common stock issued for services	21	444
Deferred income taxes, net	(729)	---
Changes in:
Accounts receivable	(210)	---
Prepaid expenses & other current assets	(131)	---
Income tax receivable	(108)	---
Long-term assets	176	---
Subtenant deposit	61	---
Accounts payable and accrued expenses	(55)	380
Accrued interest and other current liabilities	---	19
Restricted Cash	(600)	---
NET CASH USED IN OPERATING ACTIVITIES	(2,040)	(430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquisition of SuperStock, net of cash balance of SuperStock at date
of acquisition in the amount of $1,150,653	(1,417)	---
Investment in property and equipment	(322)	---
Investment in Building	(21)	---
NET CASH USED IN INVESTING ACTIVITIES	(1,760)	---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of land and building accounted for as a loan payable	7,516	---
Lease payments accounted for as repayment of loan payable	(60)	---
Net proceeds from sale of common stock and warrants	2,790	260
Proceeds from issuance of unsecured notes payable and warrants	1,050	---
Proceeds from issuance of convertible subordinated notes payable and warrants	1,250	---
Proceeds from notes payable - shareholders	---	177
Repayment of revolving credit line	(1,700)	---
Repayment of unsecured notes payable to affiliates	(160)	(15)
Repayment of seller note payable	(1,576)	---
Finance costs charged to APIC	---	---
Principal payment of note payable to bank	(4,554)	---
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,556	422

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
($ in thousands)

YEARS ENDED DECEMBER 31,	2004		2003

NET EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENTS	$(40)	$	---
NET INCREASE IN CASH AND CASH EQUIVALENTS	716		(8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1		9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$717		$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$108	$	---
Interest paid	103		---

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of equity for:
Repayment of notes payable to affiliates	424		---
Issuance of common stock for accrued interest on notes payable to affiliates	51		---
Issuance of common stock for accrued compensation	136		---
Issuance of common stock for placement costs in connection with the sale of common stock	13		---
Issuance of common stock to sellers as part of acquisition cost of SuperStock	137		---
Issuance of notes payable for accounts payable	---		90
Deferred compensation	---		90
Debt discount recorded for the issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable	422		---
Debt discount recorded for beneficial conversion of convertible subordinated notes payable	1,105		---
Issuance of warrants as part of acquisition cost of SuperStock	83		---
Note payable to sellers on acquisition of SuperStock	1,576		---
Accrued purchase price payable	201		---
Issuance of Promissory note payable in connection with acquisition of SuperStock	100		---
Minority interest	2,800		---
Acquisition of SuperStock, Inc. (See NOTE C)	7,477		---
Adjustment to goodwill for reduction in valuation allowance for tax asset	301		---

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and at December 31, 2004 had an accumulated deficit of $9.4 million and working capital of $69,000. The Company has sustained operations by raising capital through the private placement of common stock, convertible debt and other debt and through the sale of assets. Subsequent to December 31, 2004, the Company completed a debt financing that yielded $1.0 million, net of retirement of prior debt. The Company is planning to raise additional capital from time to time to reduce its debt, provide working capital for operations, and to provide capital for acquisitions. The Company plans to raise capital through the issuance of debt, equity or other potential transactions, depending upon which is available and provides the most favorable terms for the Company. There is no guarantee that management will be successful in closing any debt or equity financings. If the Company is unable to raise additional capital, then the Company may not be able to fully execute its business plan.

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

[13] Long-lived assets:

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company estimated acquisition date fair value based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted average cost of capital, and our future financial performance. The Company’s impairment assessment at December 31, 2004 was based on a fair value evaluation including recent transaction activity for comparable assets within the Company’s industry.

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

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[15] Net income (loss) per share:

The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the years ended December 31, 2004 and 2003, the basic and diluted net loss per share is the same since the effect from the potential exercise of 33,407,590 and 3,881,835 outstanding stock options and warrants as of December 31, 2004 and 2003, respectively, would have been anti-dilutive, 5,000,151 shares of common stock issuable upon the conversion of the Seller Preferred and shares of common stock issuable upon the conversion of the convertible subordinated notes have also been excluded for the year ended December 31, 2004.

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

$ in thousands, except per share amounts	Year ended December 31,
	2004	2003
	(Restated)
Reported net loss	$(2,491)	$(1,333)
Reduction of stock based employee compensation included in net loss	---	(103)
Stock-based employee compensation determined under the fair value based method, net of tax effect	(11)	---

Pro forma net loss	$(2,502)	$(1,436)

Loss per share - basic and diluted
As reported	$(0.07)	$(0.08)
Pro forma	$(0.07)	$(0.09)

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

The aggregate purchase price was approximately $7.5 million. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which have been adjusted from the preliminary amounts previously reported to reflect the Company’s final purchase price allocation.

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

($ in thousands)
(Restated)
Current assets	$2,473
Land and building	7,572
Photo collection	2,607
Property and equipment	469
Goodwill	1,350
Contracts with photographers	1,304
Other intangible assets	116
Other long-term assets	342
Note payable to bank - current	(4,554)
Other current liabilities	(3,171)
Deferred income taxes	(1,031)
$7,477

Results of operations of SuperStock are included in the accompanying financial statements from February 29, 2004, the date of acquisition. The following proforma information gives effect to the acquisition and the related financing transactions as if they had occurred on the first day of each of the periods ended December 31, 2004 and 2003.

YEARS ENDED DECEMBER 31,	2004	2003
	(Restated)
($ in thousands, except per share amounts)

Total revenue	$8,997	$9,142

Net loss	(3,133)	(3,189)

Net loss per share, basic and diluted	$(0.08)	$(0.10)

Proforma weighted average number of common shares outstanding, basic and diluted	37,621,991	32,723,171

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

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1.0 million represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets associated with the acquisition of SuperStock, Inc. described in detail in Note C. Goodwill has been reduced by $301,000 to reflect the utilization of SuperStock’s net operating loss carryforward on the sale of the land and building.

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

	($ in thousands)
	Domestic	International	Total

Full year ended December 31, 2004:

Revenue	$6,456	$1,019	$7,475
Segment operating income loss	(1,702)	(120)	(1,822)
Segment assets	16,403	385	16,788

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

Domestic segment information includes $1.5 million of revenue and $392,000 of accounts receivables attributable to foreign agents utilized by a domestic subsidiary. International segment information reflects the operation of foreign subsidiaries. Those amounts are not based on the geographic origin of customers which is not readily determinable.

NOTE L - DEBT FINANCINGS

[1] Convertible Subordinated Notes Payable:

The Company received $1.25 million in connection with the issuance of a two-year convertible subordinated note (due February 29, 2006) which accrued interest at 12% for the first six months, 13.5% for the next twelve months, and 15% for the last six months and was convertible into the Company’s common stock along with 937,500 callable warrants exercisable at prices between $0.45 and $1.35 per share. The notes were convertible at a price based on a 30% discount to a twenty day average market price of the Company’s common stock, subject to a ceiling of $2.00 and, beginning in the thirteenth month after the closing of the acquisition of SuperStock, a floor of $0.90.

The Company allocated the proceeds received to the principal amount of the note and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. Of the proceeds, $145,000 was allocated to the warrants and was recorded as debt discount and additional paid-in capital and $1,105,000 was allocated to the notes. Based on the market value of the common shares issuable upon conversion, as compared to the proceeds allocated to the notes, further debt discount and additional paid-in capital of $1,105,000 was recorded for the beneficial conversion feature. The aggregate discount of $1,250,000 was being amortized over the two-year term of the note, and the carrying amount of the notes of $520,000 at December 31, 2004 is presented net of the unamortized debt discount. Subsequent to December 31, 2004 the Company repaid the notes and accrued interest.

[2] Unsecured Notes Payable:

The Company received $1.1 million in connection with the issuance of unsecured debt in the form of promissory notes, which accrue interest at 12% for up to twelve months along with 630,000 callable warrants at $0.45 per share. In addition, the Company were to issue 63,000 warrants exercisable at $.45 per share to an investment-banking firm in connection with the placement of the unsecured debt. These notes mature on August 29, 2004, but provide for an automatic extension, if not paid, of six months and monthly extensions thereafter. The fair value of the warrants, which amounted to $245,000, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. Since the notes were still outstanding as of August 29, 2004, the number of shares of warrants were increased by 50% (315,000 callable warrants) at $0.45 per share. Since the note was still outstanding as of February 29, 2005, the revised number of warrants is being increased by one-ninth (105,000) for every month thereafter until the note is paid. The fair value of the warrants issued for the six-month extension, which amounted to $31,000, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. The discount is being amortized over the six-month term of the promissory notes, and the balance of $520,000 at December 31, 2004 is presented net of the unamortized debt discount. The fair value of warrants issued for additional monthly extensions will be recognized as expense and additional paid in capital as incurred.

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

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2004, and 2003 is as follows:

	Year Ended December 31,
	($ in thousands)
	2004	2003
	(Restated )
Income tax benefit at federal statutory rate	$(1,095)	$(453)
State income tax benefit, net of effect on federal taxes	(170)	(53)
Permanent differences and other	304	(255)
Increase in valuation allowance	232	761
Income Tax benefit	$729	$0

The Company’s deferred tax assets and liabilities relate to the following temporary differences between financial accounting and tax bases at December 31, 2004 and 2003:

	Year Ended December 31,
	($ in thousands)
	2004	2003
Gross deferred tax assets:	(Restated)
Net operating loss carryforwards	$2,556	$1,833
Foreign tax credits (1)	400
Alternative minimum tax credit (1)	28
Accounts receivable (1)	20
Option compensation	19
Capital lease	51	168
	3,074	2,001

Gross deferred tax liabilities:
Depreciation on photo collection and other	$(675)
Non compete agreement	(37)
Photographer contracts	(522)
	(1,234)	0

Net deferred tax asset	1,840	2,001
Less: valuation allowance	(1,840)	(2,001)
	$0	$0

A21, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The decrease in the valuation allowance was $161,000 and the increase was $761,000 for the years ended December 31, 2004 and 2003 respectfully.

The Company files a consolidated income tax return for federal income tax purposes. At December 31, 2004, the Company had net operating loss, foreign tax credit and alternative minimum tax credit carryforwards for income tax purposes of $6.4 million (including $428,000 of net operating loss carryforward upon acquisition of SuperStock), $400,000, and $28,000, respectively. The net operating loss and foreign tax credit carryforwards expire in varying amounts through 2024. The Company’s ability to benefit from these carryforwards is limited under certain provisions of the Internal Revenue Code.

In 2004, the Company reduced its valuation allowance $301,000 with a corresponding reduction to Goodwill related to the acquisition of SuperStock (see Note C). These adjustments were made to reflect the utilization of SuperStock’s net operating loss and capital loss carryforwards on the sale of the land and building (see Note N).

(1) These amounts relate to the acquisition of SuperStock, Inc. by the Company in 2004.

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

The following summarizes the Company's stock option and warrant activity:

	STOCK OPTIONS		WARRANTS
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2002	2,614,168	0.32	1,097,667	1.13

Granted	---		207,000	0.65
Cancelled	---		(37,000)	1.83
Balance, December 31, 2003	2,614,168	0.32	1,267,667	1.02

Granted	2,083,455	0.30	28,015,890	0.59
Exercised	---		(573,590)	0.26
Balance, December 31, 2004	4,697,623	0.31	28,709,967	0.61

Exercisable, December 31, 2003	2,493,204	0.33	1,242,667	1.02

Exercisable, December 31, 2004	4,685,123	0.31	28,709,967	0.61

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

NOTE R - SUBSEQUENT EVENTS

[1] Financings:

On February 22, 2005, a21, Inc. consummated a $2.25 million financing (the "Financing") in the form of two-year interest only senior (non-convertible) secured notes and retired $1.25 million of its two-year convertible subordinated notes issued in conjunction with a21's acquisition of its SuperStock subsidiary in February 2004.The investors in the Financing were existing investors of a21 and were also holders of the Subordinated Notes

In the Financing, the Company issued new 12% senior secured notes due in February 2007 in the principal amount of $2.25 million (the "Senior Notes") and retired all of its outstanding 13% convertible subordinated notes due February 28, 2006 (the "Subordinated Notes").

Five year warrants to purchase 937,500 shares of a21 common stock originally issued to the holders of the Subordinated Notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares, the holders of the Senior Notes participating in the Financing received two year warrants to purchase an aggregate of 500,000 shares of a21 common stock at $0.225 per shares and an aggregate of 562,500 shares of a21 common stock at $0.45 per share (together, the "Warrants"). The Senior Notes are interest only and may be prepaid without penalty at any time. They also have a provision which adds 4% per year to their principal balance, due at maturity. Each of the Senior Notes and the modified Warrants are dated as of February 22, 2005. In connection with the issuance of the Senior Notes, SuperStock entered into a security agreement, dated as of February 22, 2005 (the "Security Agreement"), pursuant to which it granted a first priority security interest in the Collateral (as defined therein).

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

In connection with the Financing, SuperStock repaid in their entirety $1.25 million of the Subordinated Notes as of February 22, 2005 which had a carrying amount of $616,000, net of debt discount. In connection with repaying the Subordinated Notes, SuperStock also terminated the Exchange Agreements which it had entered into with the holders of the Subordinated Notes and which set forth the terms pursuant to which the Subordinated Notes could have been converted into shares of a21 common stock. In connection with the financing, SuperStock entered into a security agreement, pursuant to which it granted a first priority interest in substantially all of the Company’s current and future assets. The Company reduced additional paid-in capital by $263,000, representing the intrinsic value of the beneficial conversion feature when the Subordinated Notes were repaid and recognized a loss on extinguishment of debt of $371,000.

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

NOTE S - RESTATEMENTS:

As discussed in Note L[1], the Company received $1.25 million in connection with the issuance of a two year convertible subordinated note along with warrants in February 2004. The Company recorded debt discount and additional paid-in capital of $306,000 for the portion of the proceeds allocated to the warrants, which was being amortized over the twenty-four month term of the note. The Company has determined that at the time of issuance a beneficial conversion feature existed and the financial statements have been restated to reflect a further debt discount and additional paid-in capital of $944,000 and the related amortization of $393,000 for the year ended December 31, 2004. The additional amortization increased the net loss by $39,000, $118,000, $118,000 and $118,000 for the quarters ended March 31, June 30, September 30 and December 31, 2004, respectively.

Additionally, the Company has amended the SuperStock purchase price allocation to reduce goodwill and the deferred tax liability by $1,234,000. As previously reported, in connection with the acquisition a deferred tax liability was recorded relating to timing differences associated with certain of the acquired assets. However, at the time of the acquisition, the Company had a deferred tax asset relating to net operating loss carryfowards available to offset future taxable income, which were fully reserved against. The financial statements have been restated to reflect the deferred tax liability from the acquisition as a reduction of the deferred tax asset. Accordingly, the valuation allowance has also been reduced by the same amount. This restatement did not impact the statement of operations.

The restatements for the interim periods ended March 31, 2004, June 30, 2004 and September 30, 2004 and the year ended December 31, 2004 are summarized as follows:

	Previously	As	Previously	As	Previously	As	Previously	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(in thousands, except per share data)
Balance sheets:
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
Goodwill	$3,552	$2,848	$3,256	$2,274	$2,969	$2,180	$2,283	$1,049
Total assets	17,385	16,680	18,743	17,761	17,114	16,324	16,788	15,554
Convertible subordinated notes payable, net	957	52	995	208	1,033	364	1,071	520
Deferred income tax liabiltity, noncurrent	1,795	1,091	982	--	789	--	1,234	--
Total liabilities	12,154	10,545	13,856	12,087	13,076	11,617	13,349	11,564
Additional paid-in capital	9,908	10,852	9,741	10,685	9,816	10,760	9,655	10,599
Accumulated deficit	(7,520)	(7,559)	(7,714)	(7,871)	(8,642)	(8,917)	(9,018)	(9,411)
Total stockholders equity	2,431	3,335	2,087	2,874	1,238	1,907	639	1,190
Total liabilities and stockholders' equity	17,385	16,680	18,743	17,761	17,114	16,324	16,788	15,554

Statements of operations:
	Three months ended		Three months ended		Three months ended
	March 31, 2004		June 30, 2004		September 30, 2004
Interest expense, net	$(101)	$(140)	$(262)	$(379)	$(403)	$(522)
Net loss	(600)	(639)	(194)	(312)	(928)	(1,046)
Loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)	$(0.02)	$(0.03)

	Six months ended		Nine months ended		Year ended
	June 30, 2004		September 30, 2004		December 31, 2004
Interest expense, net	$(362)	$(519)	$(766)	$(1,041)	$(1,050)	$(1,443)
Net loss	(794)	(951)	(1,722)	(1,997)	(2,098)	(2,491)
Loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)	$(0.06)	$(0.07)