Form 10QSB/A
period 2005-03-31
A21 INC
filed 2005-09-20
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB/A
(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: March 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-51285

a21, INC.
(Name of Small Business Issuer in its Charter)

TEXAS	74-2896910
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

There were 41,056,237 shares of a21, Inc.'s common stock, par value $0.001 per share, outstanding on May 13, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-QSB/A is to restate the audited financial statements of a21, Inc. (the "Company," "we" or "our") for the fiscal period ended March 31, 2005, filed with the Securities and Exchange Commission ("SEC") on May 13, 2005 (i) to reflect additional debt discount and additional paid-in capital due to a beneficial conversion feature contained in the Company’s convertible subordinated notes (the “Convertible Notes”) which were issued in February 2004 in connection with the acquisition of SuperStock Inc. and a loss on extinguishment when the Convertible Notes were repaid in February 2005; and (ii) to reflect a reduced amount of deferred tax liability and goodwill  in conjunction with the acquisition of SuperStock, Inc.

The Items which are amended and restated herein are:

1.    Part I, Item 1 - Financial Statements (including applicable footnotes);
2.    Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation; and
3.    Part II, Item 6 - Exhibits

Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-QSB/A does not reflect events occurring after the May 13, 2005 filing of our Quarterly Report on Form 10-QSB in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented, as deemed necessary in connection with the completion of restated financial statements, or in connection with the appointment of Thomas V. Butta as our Chief Financial Officer, in addition to his roles as Vice Chairman and President.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 in the form filed with the SEC on May 13, 2005.  These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.  While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

a21, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS ($ in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(Restated - See Note O)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$850	$717
Accounts receivable, net	1,776	1,462
Prepaid expenses and other current assets	202	200
Income tax receivable	108	108

Total current assets	2,936	2,487

Land and building, net	7,462	7,329
Photo collection, net	2,076	2,198
Property and equipment, net	477	547
Goodwill	1,049	1,049
Contracts with photographers	1,082	1,133
Long-term notes receivable	16	18
Intangible assets, net	85	92
Other long-term assets	102	101
Restricted cash	608	600

Total assets	$15,893	$15,554

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of loan payable	$5	$ ---
Accounts payable	564	872
Accrued wages and payroll taxes	173	147
Accrued interest, current	27	187
Accrued purchase price payable	201	201
Current portion of promissory note payable	33	32
Royalties payable	1,100	979

Total current liabilities	2,103	2,418

LONG-TERM LIABILITIES
Promissory note payable, long-term portion	33	67
Other long-term liabilities	62	61
Loan payable	7,453	7,458
Senior secured notes payable, net	2,213	---
Convertible subordinated notes payable	---	520
Unsecured notes payable to others, net	1,050	1,040
Accrued interest, long-term	137	---

Total liabilities	13,051	11,564

a21, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (Cont') ($ in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,800	2,800

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; 100,000 shares authorized; no shares issued and outstanding	---	---
Common stock; $.001 par value; 100,000,000 shares authorized; 41,816,012 shares issued and 38,136,237 shares outstanding at March 31, 2005 and
December 31, 2004, respectively	42	42
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	10,382	10,599
Accumulated deficit	(10,393)	(9,411)
Accumulated comprehensive income	11	(40)

Total stockholders' equity	42	1,190

Total liabilities and stockholders' equity	$15,893	$15,554

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF OPERATIONS ($ in thousands)

	Three Months Ended
	March 31,

	2005	2004
	(Unaudited)
	(Restated - See Note O)

REVENUE	$2,312	$798
COST OF REVENUE	712	212

GROSS PROFIT	1,600	586

EXPENSES
Selling, general and administrative	1,566	986
Depreciation and amortization	353	99

TOTAL OPERATING EXPENSES	1,919	1,085

OPERATING LOSS	(319)	(499)

Interest expense, net	(397)	(140)
Other expense, net	(266)	---

NET LOSS	(982)	(639)

COMPREHENSIVE LOSS
Foreign currency translation adjustment	51	---

TOTAL COMPREHENSIVE LOSS	$(931)	$(639)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	38,136,237	25,726,916

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited) ($ in thousands)

	Three Months Ended
	March 31,
	2005	2004

	(Restated - See Note O)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(982)	$(639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	353	99
Amortization of finance costs	8	40
Compensation from the prior issuance of variable options	---	305
Compensation from the issuance of options	---	48
Amortization of debt discount related to unsecured notes payable to others	10	---
Amortization of debt discount related to convertible subordinated notes payable	96	52
Loss on extingushment of debt	371	---
Deferred income taxes, net	---	(9)
Changes in:
Accounts receivable	(314)	(202)
Prepaid expenses & other current assets	(2)	(115)
Long-term assets	2	(1)
Accounts payable and accrued expenses	(161)	62
Accrued interest and other current liabilities	(23)	23
Restricted cash	(8)	---

NET CASH USED IN OPERATING ACTIVITIES	(650)	(337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquisition of SuperStock, net of cash balance of SuperStock at date
of acquisition in the amount of $1,151	---	(1,400)
Purchase of fixed assets	(236)	(96)

NET CASH USED IN INVESTING ACTIVITIES	(236)	(1,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Lease payments accounted for as repayment of loan payable	1	---
Net proceeds from senior secured notes payable	2,250	---
Net proceeds from sale of common stock and warrants	---	2,790
Proceeds from issuance of unsecured notes payable and warrants	---	1,050
Proceeds from issuance of convertible subordinated notes payable and warrants	---	1,250
Repayment of convertible subordinated notes payable	(1,250)	---
Repayment of revolving credit line	---	(1,700)
Repayment of unsecured notes payable to affiliates	---	(75)
Repayment of promissory note payable	(33)	---
Principal payment of note payable to bank	---	(521)

NET CASH PROVIDED BY FINANCING ACTIVITIES	968	2,794

a21, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited) ($ in thousands)

	Three Months Ended March 31,
	2005	2004

NET EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENTS	$51	$1

NET INCREASE IN CASH	133	962

CASH AT BEGINNING OF PERIOD	717	1

CASH AT END OF PERIOD	$850	$963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$	---	$	---
Interest paid		99		11

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of equity for:
Repayment of notes payable to affiliates		---		424
Issuance of common stock for accrued interest on notes payable to affiliates		---		51
Issuance of common stock for accrued compensation		---		136
Issuance of common stock for placement costs in connection with the sale of common stock		---		13
Issuance of common stock to sellers as part of acquisition cost of SuperStock		---		137
Debt discount recorded for the issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable		---		390
Debt discount recorded for the beneficial conversion feature of convertible subordinated notes payable		---		1,105
Debt discount recorded for the issuance of warrants in connection with senior secured notes payable		39		---
Issuance of warrants as part of acquisition cost of SuperStock		---		83
Note payable to sellers on acquisition of SuperStock		---		1,576
Accrued purchase price payable		---		300
Accrued acquisition costs		---		17
Minority interest		---		2,800
Acquisition of SuperStock (See Note C)		---		7,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited) ($ in thousands)

	COMMON STOCK		TREASURY STOCK					ACCUMULATED
						ADDITIONAL		OTHER
	NUMBER OF		NUMBER OF			PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT		CAPITAL	DEFICIT	INCOME	TOTAL

Balance at December 31, 2004	41,816	$42	(3,680)	$	---	$10,599	$(9,411)	$(40)	$1,190

Issuance of warrants to the holders of senior secured notes payable	---	---				39			39
Issuance of warrants to the holders of unsecured notes payable	---	---				7			7
Reduction in additional paid-in capital for beneficial conversion feature in connection with extinguishment of convertible subordinated notes payable						(263)			(263)
Net loss							(982)		(982)
Other comprehensive loss								51	51

Balance at March 31, 2005 (Restated - See Note O)	41,816	$42	(3,680)	$	---	$10,382	$(10,393)	$11	$42

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

a21, Inc. and Subsidiaries (Unaudited) Notes to Condensed Consolidated Financial Statements March 31, 2005

NOTE A - FINANCIAL STATEMENT PRESENTATION

The unaudited condensed consolidated financial statements of a21, Inc. and subsidiaries (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and at March 31, 2005 had an accumulated deficit of $10,232,000 and working capital of $833,000. The Company has sustained operations by raising capital through the private placement of common stock, convertible debt and other debt and through the sale of assets. In February, 2005, the Company completed a debt financing that yielded $1,000,000, net of retirement of prior debt. The Company is planning to raise additional capital from time to time to reduce its debt, provide working capital for operations, and to provide capital for acquisitions. The Company plans to raise capital through the issuance of debt, equity or other potential transactions, depending upon which is available and provides the most favorable terms for the Company. There is no guarantee that management will be successful in closing any debt or equity financings. If the Company is unable to raise additional capital, then the Company may not be able to fully execute its business plan.

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

[8] Foreign Currency Translation:

The Company’s U.K. and Canada operations use the U.S. dollar as the functional currency. As such, its monetary assets and liabilities are translated into U.S. dollars at current exchange rates.

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

$ in thousands, except per share amounts	Three Months Ended March 31,
	2005	2004
	(Restated)
Reported net loss	$(982)	$(639)
Stock based employee compensation included in net loss	---	305
Stock-based employee compensation determined under the fair value based method, net of tax effect	(79)	(19)

Pro forma net loss	$(1,061)	$(353)

Loss per share - basic and diluted
As reported	$(0.03)	$(0.02)
Pro forma	$(0.03)	$(0.01)

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

[17] Advertising:

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

In consideration for the sale and purchase of the common stock of SuperStock, the sellers received 1,666,717 shares of non-voting participating preferred stock (the “Seller Preferred”) of SuperStock which is exchangeable into 5,000,151 shares of the Company’s common stock, $2.6 million in cash and a 14 month secured note in the amount of $1.6 million that initially pays an interest rate of LIBOR plus 1.9% per annum. In addition, we granted warrants to the sellers to purchase 160,000 shares of our common stock at $0.56 per share and issued to the sellers and their advisors 573,589 shares of our common stock for $150,000 consideration. Final adjustments were made to the purchase price upon finalization of SuperStock's closing balance sheet pursuant to which we agreed to pay $100,000 to the sellers in three installments. The first installment was paid upon the signing of the final agreement, the second installment is due on March 1, 2006 and the third installment is due on March 1, 2007. The deferred payments due March 1, 2006 and March 1, 2007 in the form of a promissory note bear interest at the rate of five percent per annum commencing on March 1, 2005 until paid in full. As part of the original purchase agreement, the sellers may also receive up to $1.5 million should SuperStock achieve certain revenue milestones during the four year period after closing, of which the estimated payment for the first year (March 1, 2004 through February 28, 2005) is expected to be about $201,000, which was accrued as a cost of the acquisition.

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
$7,477

Results of operations of SuperStock are included in the accompanying financial statements from February 29, 2004, the date of acquisition.

The following proforma information gives effect to the acquisition as if it had occurred on the first day of the period ended March 31, 2004.

Three Months Ended
($ in thousands, except per share amounts)	March 31, 2004
(Restated)
Total revenue	$2,319

Net loss	(806)

Net loss per share, basic and diluted	$(0.02)

Proforma weighted average number of common shares outstanding, basic and diluted	38,073,737

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

NOTE F -- GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,049,000 represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets associated with the acquisition of SuperStock, Inc. described in detail in Note C. Goodwill has been reduced by $301,000 to reflect the utilization of SuperStock’s net operating loss carryforward on the sale of the land and building.

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

NOTE J - DEBT FINANCINGS

[1] Convertible Subordinated Notes Payable:

In February 2004, the Company received $1,250,000 in connection with the issuance of a two-year convertible subordinated notes (due February 29, 2006) which accrued interest at 12% for the first six months, 13.5% for the next twelve months, and 15% for the last six months and were convertible into the Company’s common stock along with 937,500 callable warrants exercisable at prices between $0.45 and $1.35 per share. The notes were convertible at a price based on a 30% discount to a twenty day average market price of the Company’s common stock, subject to a ceiling of $2.00 and, beginning in the thirteenth month after the closing of the acquisition of SuperStock, a floor of $0.90.

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

[3] Senior Secured Notes Payable:

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

Five year warrants to purchase 937,500 shares of a21 common stock originally issued to the holders of the Subordinated Notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares, the holders of the Senior Notes participating in the Financing received two year warrants to purchase an aggregate of 500,000 shares of a21 common stock at $0.225 per shares and an aggregate of 562,500 shares of a21 common stock at $0.45 per share (together, the "Warrants"). The Senior Notes are interest only and may be prepaid without penalty at any time. They also have a provision which adds 4% per year to their principal balance, due at maturity. Each of the Senior Notes and the modified Warrants is dated as of February 22, 2005. In connection with the issuance of the Senior Notes, SuperStock entered into a security agreement, dated as of February 22, 2005 (the "Security Agreement"), pursuant to which it granted a first priority security interest in the Collateral , which represents substantially all of the Company’s current and future assets.

During the first quarter of 2005, a21, Inc. recorded a new debt discount of $39,000 for the excess of the fair value of the warrants to purchase 1,062,000 shares of common stock on the date of issuance over the fair value of the warrants to purchase 937,500 shares of a21 common stock calculated at the time of amendment (reflecting the remaining term and the stock price on that date). The debt discount is being recognized as a financing expense over the term of the Senior Notes. The effective interest rate is 17%.

In connection with the Financing, SuperStock repaid in their entirety $1.25 million of the Subordinated Notes as of February 22, 2005 which had a carrying amount of $616,000, net of debt discount. In connection with repaying the Subordinated Notes, SuperStock also terminated the Exchange Agreements which it had entered into with the holders of the Subordinated Notes and which set forth the terms pursuant to which the Subordinated Notes could have been converted into shares of a21 common stock. In connection with the financing, SuperStock entered into a security agreement, pursuant to which it granted a first priority interest in substantially all of the Company’s current and future assets. The Company reduced additional paid-in capital by $263,000, representing the intrinsic value of the beneficial conversion feature when the debt was repaid and recognized a loss on extinguishment of debt of $371,000.

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

The following table summarizes the Company’s annual maturities under the loan payable as of March 31, 2005:

Year Ending March 31, ($ in thousands)

2006	5
2007	22
2008	40
2009	61
2010	87
Thereafter	7,243
7,458
Less: Current Portion	(5)
Long Term Portion	$7,453

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

Pursuant to a consulting agreement dated July 1, 2002 between the Company and one of its shareholders (who is currently an executive officer and director of the Company), the shareholder agreed to serve as a consultant to the Company and to provide marketing and consulting services. As compensation for his services, the Company issued the shareholder a warrant to purchase 50,000 shares of common stock at an exercise price of $0.25 per share and issued 30,000 shares of common stock in 2002 and 30,000 shares in 2003. The agreement with the Company has expired and the Company entered into an employment agreement with this executive officer, who currently serves as Vice Chairman, President and Chief Financial Officer of a21 and Chief Executive Officer of SuperStock. Prior to these positions, he served as Chief Strategic Officer from June 2004 to December 2004 and from February 2001 to May 2004, he served as an advisor.

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

In a lease agreement for SuperStock, Limited in the UK, the Company has sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, SuperStock Limited would be liable for £51,000 per year under the covenants in the lease in the event the company who has sublet the facility is unable to perform under such terms.

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

[2] Equity Transaction

In connection with executing the employment agreements with three of its executive officers on May 13,2005, effective as of May 1, 2005, the Company issued 2,410,000 shares of its restricted common stock to these executive officers and granted five-year stock options to purchase 2,000,000 shares of common stock, which options are exercisable at $0.30 per share. As of May 1, 2005, the Company issued to its non-employee directors 510,000 shares of its restricted common stock and granted to these directors five-year stock options to purchase 510,000 shares of common stock, which options are exercisable at $0.30 per share.

a21, Inc. and Subsidiaries (Unaudited) Notes to Condensed Consolidated Financial Statements March 31, 2005

NOTE O -- RESTATEMENTS

As discussed in Note J[1], the Company received $1.25 million in connection with the issuance of a two year convertible subordinated note along with warrants in February 2004. The Company recorded debt discount and additional paid-in capital of $306,000 for the portion of the proceeds allocated to the warrants, which was being amortized over the twenty-four month term of the note. The Company has determined that at the time of issuance a beneficial conversion feature existed and the financial statements have been restated to reflect a further debt discount and additional paid-in capital of $944,000 and the related amortization. The additional amortization increased the net loss by $39,000 for the quarter ended March 31, 2004. As discussed in Note J[3] during the quarter ended March 31, 2005 the Company repaid the convertible subordinated notes payable. Rather than reflecting interest expense for the $153,000 unamortized balance of the debt discount related to the warrants, as had previously been reported, the restated financial statements reflect $70,000 of additional amortization of debt discount associated with the beneficial conversion feature and a $371,000 loss on extinguishment of debt. Accordingly, the net loss for the quarter ended March 31, 2005 has been increased by $288,000.

Additionally, the Company has amended the SuperStock purchase price allocation to reduce goodwill and the deferred tax liability by $1,234,000. As previously reported, in connection with the acquisition a deferred tax liability was recorded relating to timing differences associated with certain of the acquired assets. However, at the time of the acquisition, the Company had a deferred tax asset relating to net operating loss carryforwards available to offset future taxable income , which were fully reserved against. The financial statements have been restated to reflect the deferred tax liability from the acquisition as a reduction of the deferred tax asset. An additional deferred tax liability, which was previously reflected as income tax expense during the quarter ended March 31, 2005 has also been offset against the deferred tax assets. Accordingly, the valuation allowance has also been reduced by the same amounts. Accordingly, the net loss for the quarter ended March 31, 2005 has been reduced by $7,000.

The restatements for the quarters ended March 31, 2005 and 2004 are summarized as follows:

	Previously	As	Previously	As
	reported	restated	reported	restated
	(in thousands, except per share data)
Balance sheets:
	March 31, 2005		December 31, 2004
Goodwill	$2,283	$1,049	$2,283	$1,049
Total assets	17,127	15,893	16,788	15,554
Convertible subordinated notes payable	-	-	1,071	520
Deferred income tax liabiltity, noncurrent	1,241	-	1,234	-
Total liabilities	14,292	13,051	13,349	11,564
Additional paid-in capital	9,701	10,382	9,655	10,599
Accumulated deficit	(9,719)	(10,393)	(9,018)	(9,411)
Total stockholders equity	35	42	639	1,190
Total liabilities and stockholders' equity	17,127	15,893	16,788	15,554

Statements of operations:
	Three months ended		Three months ended
	March 31, 2005		March 31, 2004
Interest expense, net	$(480)	$(397)	$(101)	$(140)
Other income (expense)	105	(266)	-	-
Income tax expense	(7)	-	-	-
Net loss	(701)	(982)	(600)	(639)
Loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.02)

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have summarized significant accounting policies in Note B to the condensed consolidated financial statements included in this Form 10-QSB/A.

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

NET INTEREST EXPENSE. Interest expense was $397,000 in the three months ended March 31, 2005 as compared to $140,000 in the three months ended March 31, 2004. This increase is attributable to the amortization of debt discount and additional interest due on unsecured notes payable, convertible subordinated notes payable, senior secured notes payable, and recorded interest on the loan payable resulting from the Company’s sale and lease of the SuperStock facility.

OTHER EXPENSE, NET. Other expense, net was $266,000 for the three months ended March 31, 2005 as compared to $0 for the three months ended March 31, 2004. The increase reflects a $371,000 loss on the extinguishment of the convertible subordinated notes payable.

NET LOSS. Net loss was $982,000 or $0.03 per share in the three months ended March 31, 2005 as compared to net loss of $639,000 or $0.02 per share for the three months ended March 31, 2004. The increase in net loss is principally due to the acquisition of SuperStock.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had $850,000 of cash and cash equivalents and working capital of $833,000 as compared to $717,000 in cash and a working capital deficit of $69,000 at December 31, 2004.

Net cash used in operating activities for the three months ended March 31, 2005 was $650,000 as compared to net cash used in operating activities of $337,000 for the three months ended March 31, 2004. Net cash used in operating activities in the three months ended March 31, 2005 was due primarily to the net loss of $982,000 adjusted for $353,000 of depreciation and amortization and a $371,000 loss on extinguishment of debt, in addition to a decrease in accounts payable and accrued expenses of $161,000, and an increase in accounts receivable of $314,000. Net cash used in operating activities in the three months ended March 31, 2004 was principally due to a net loss of $639,000 adjusted for $305,000 of variable option compensation and $99,000 of depreciation and amortization, in addition to an increase in accounts receivable of $202,000 and an increase in prepaid expenses and other current assets of $115,000, partially offset by an increase in accounts payable and accrued expenses of $62,000.

Net cash used in investing activities for the three months ended March 31, 2005 was $236,000 as compared to net cash used in investing activities for the three months ended March 31, 2004 of $1,496,000. Net cash used in investing activities in the three months ended March 31, 2005 was primarily due to the purchase of fixed assets. Net cash used in investing activities in the three months ended March 31, 2004 was primarily from the net cash investment in the acquisition of SuperStock, Inc. in the amount of $1,400,000 and the purchase of fixed assets for $96,000.

Net cash provided by financing activities for the three months ended March 31, 2005 was $968,000, as compared to net cash provided by financing activities of $2,794,000 for the three months ended March 31, 2004. Net cash provided by financing activities in the three months ended March 31, 2005 was mainly due to the new $2,250,000 senior secured notes payable and the retirement of the $1,250,000 convertible subordinated notes payable (see Note J). Net cash provided by financing activities in the three months ended March 31, 2004 was primarily from net proceeds of $2,790,000 in connection with the issuance of common stock and warrants, and proceeds of $2,300,000 from the issuance of notes payable and warrants, partially offset by the repayment $2,296,000 of debt.

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

On each of February 28, 2005 and March 31, 2005, we issued 105,000 callable warrants that are convertible into shares of our common stock at $0.45 per share. These warrants were issued as a result of our 12% unsecured promissory notes being outstanding as of such dates. The fair value of these warrants as of February 28, 2005 and March 31, 2005 was $4,000 and $3,000, respectively. These warrants were issued to the investor in reliance on section 4(2) of the Securities Act of 1933.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a21, Inc.

Date: September 16, 2005	By: /s/ ALBERT H. PLEUS
Albert H. Pleus Chairman and Chief Executive Officer (Principal Executive Officer)

Date: September 16, 2005	By: /s/ THOMAS V. BUTTA
Thomas V. Butta Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)