Form 10QSB
period 2005-06-30
A21 INC
filed 2005-09-20
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: June 30, 2005

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 48,301,237 shares of the Company's common stock outstanding on September 12, 2005.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$314	$717
Accounts receivable, net	1,384	1,302
Inventory	35	---
Prepaid expenses and other current assets	190	200
Income tax receivable	107	108

Total current assets	2,030	2,327

Land and building, net	7,359	7,329
Photo collection, net	1,962	2,198
Property and equipment, net	424	547
Goodwill	1,049	1,049
Contracts with photographers	1,031	1,133
Long-term accounts receivable	427	160
Long-term notes receivable	16	18
Intangible assets, net	77	92
Other long-term assets	110	101
Restricted cash	634	600

Total assets	$15,119	$15,554

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
CURRENT LIABILITIES
Current portion of promissory note payable	$9	$ ---
Accounts payable	462	872
Accrued wages and payroll taxes	135	147
Accrued interest, current	236	187
Accrued purchase price payable	201	201
Current portion of promissory note payable	33	32
Royalties payable	1,171	979

Total current liabilities	2,247	2,418

LONG-TERM LIABILITIES
Promissory note payable, long-term portion	33	67
Other long-term liabilities	61	61
Loan payable	7,450	7,458
Senior secured notes payable, net	2,273	520
Unsecured notes payable to others, net	1,050	1,040

Total liabilities	13,114	11,564

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’)
($ in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,800	2,800

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Preferred stock; $.001 par value; 100,000 shares authorized; no shares issued
and outstanding	---	---
Common stock; $.001 par value; 100,000,000 shares authorized; 44,831,012 and
41,816,012 shares issued at June 30, 2005 and December 31, 2004, respectively, and 41,151,237 and 38,136,237 shares outstanding at June 30, 2005 and
December 31, 2004, respectively	45	42
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	10,731	10,599
Deferred compensation	(249)	---
Accumulated deficit	(11,378)	(9,411)
Accumulated comprehensive income	56	(40)

Total stockholders' equity (capital deficit)	(795)	1,190

Total liabilities and stockholders’ equity (capital deficit)	$15,119	$15,554

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

REVENUE	$2,327	$2,527	$4,639	$3,325
COST OF REVENUE	716	775	1,428	987

GROSS PROFIT	1,611	1,752	3,211	2,338

EXPENSES
Selling, general and administrative	1,954	1,312	3,520	2,398
Depreciation and amortization	359	325	712	424

TOTAL OPERATING EXPENSES	2,313	1,637	4,232	2,822

OPERATING (LOSS) / INCOME	(702)	115	(1,021)	(484)

Interest expense, net	(332)	(379)	(729)	(519)
Other income/(expense), net	49	(48)	(217)	52

NET LOSS	(985)	(312)	(1,967)	(951)

COMPREHENSIVE LOSS
Foreign currency translation adjustment	45	18	96	18

TOTAL COMPREHENSIVE LOSS	$(940)	$(294)	$(1,871)	$(933)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	40,112,391	38,095,001	39,129,773	31,910,458

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,967)	$(951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	712	424
Amortization of finance costs	24	163
Loss on disposal of property and equipment	16	---
Compensation from the prior issuance of variable options	---	127
Compensation from the issuance of options	---	48
Compensation from the issuance of restricted stock	369	---
Amortization of debt discount related to unsecured notes payable to others	10	---
Amortization of debt discount related to convertible subordinated notes payable	96	208
Loss on extinguishment of debt	371	---
Deferred compensation	(249)	---
Deferred income taxes, net	---	(62)
Other changes in long-term assets and liabilities	20	---
Changes in:
Accounts receivable	(349)	(207)
Inventory	(35)	---
Prepaid expenses and other current assets	(2)	(47)
Other assets	---	(18)
Accounts payable and accrued expenses	(230)	121
Accrued interest and other current liabilities	49	33
Restricted cash	(34)	---

NET CASH USED IN OPERATING ACTIVITIES	(1,199)	(161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of SuperStock, net of cash balance of $1,151 of SuperStock at date
of acquisition	---	(1,417)
Addition to leasehold improvements	(232)	---
Investment in photo collection	(9)	---
Purchase of fixed assets	(29)	(101)
Long-term deposits, net	---	(384)

NET CASH USED IN INVESTING ACTIVITIES	(270)	(1,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of land and building accounted for as loan payable	---	7,516
Lease payments accounted for as repayment of loan payable	3	---
Net proceeds from senior secured notes payable	2,250	---
Net proceeds from sale of common stock and warrants	---	2,790
Proceeds from issuance of unsecured notes payable and warrants	---	1,050
Proceeds from issuance of convertible subordinated notes payable and warrants	---	1,250
Payment of convertible subordinated notes payable	(1,250)	---
Payment of revolving credit line	---	(1,700)
Payment of unsecured notes payable to affiliates	---	(160)
Payment of seller note payable	---	(1,576)
Payment of promissory note payable	(33)	---
Payment of note payable to bank	---	(4,554)

NET CASH PROVIDED BY FINANCING ACTIVITIES	970	4,616

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Cont’)
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30,
	2005		2004

NET EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENTS		$96		$(18)

NET INCREASE (DECREASE) IN CASH		(403)		2,535

CASH AT BEGINNING OF PERIOD		717		1

CASH AT END OF PERIOD		$314		$2,536

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$	---	$	---
Interest paid		405		63

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of equity for payment of notes payable to affiliates		---		424
Issuance of common stock for accrued interest on notes payable to affiliates		---		51
Issuance of common stock for accrued compensation		---		136
Issuance of common stock for placement costs in connection with the sale of common stock		---		13
Issuance of common stock to sellers as part of acquisition cost of SuperStock		---		137
Deferred compensation		369		---
Debt discount recorded for the issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable		10		390
Debt discount recorded for the beneficial conversion feature of convertible subordinated notes payable		---		1,105
Issuance of warrants as part of acquisition cost of SuperStock		---		83
Note payable to sellers on acquisition of SuperStock		---		1,576
Accrued purchase price payable		---		300
Minority interest		---		2,800
Acquisition of SuperStock (See Note C)		---		7,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Capital Deficit)
(Unaudited)
($ in thousands)

	COMMON STOCK		TREASURY STOCK
									ACCUMULATED
	NUMBER		NUMBER			ADDITIONAL			OTHER
	OF		OF			PAID-IN	DEFERRED	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT		CAPITAL	COMPENSATION	DEFICIT	INCOME	TOTAL

Balance at
December 31, 2004	41,816	$42	(3,680)	$	---	$10,599	$ ---	$(9,411)	$(40)	$1,190

Issuance of warrants to the
holders of senior secured
notes payable	---	---				10				10
Issuance of warrants to the
holders of unsecured notes
payable	---	---				19				19
Beneficial conversion
feature of convertible
subordinated notes payable						(263)				(263)
Compensation from the
issuance of restricted stock	3,015	3				366	(369)			---
Amortization of deferred
compensation							120			120
Net loss								(1,967)		(1,967)
Other comprehensive loss									96	96

Balance at June 30, 2005	44,831	$45	(3,680)	$	---	$10,731	$(249)	$(11,378)	$56	$(795)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

NOTE A - FINANCIAL STATEMENT PRESENTATION

The unaudited condensed consolidated financial statements of a21, Inc., a Texas corporation (“a21” or the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2005 and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s amended annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

In February 2004, the Company completed its acquisition of SuperStock (see Note C) and in June 2004, sold SuperStock’s land and building for approximately $7.7 million and leased it back (see Note K). The unaudited condensed consolidated financial statements of the Company include the accounts of SuperStock from the acquisition date of February 29, 2004. The minority interest in the condensed consolidated balance sheet at June 30, 2005, represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of a21, Inc. The minority interest was valued at the estimated market value of the a21, Inc. shares at the acquisition date as if exchanged on such date.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and at June 30, 2005 had an accumulated deficit of $11,378,000 and a working capital deficit of $217,000. The Company has funded operations by raising capital through the private placement of common stock, convertible debt and other debt and through the sale of assets. In February, 2005, the Company completed a debt financing that yielded $1,000,000, net of retirement of prior debt. In June 2005, the Company amended and restated its unsecured notes payable, resulting in the aggregate amount outstanding remaining at $1,050,000 (Note J [2]).

The Company intends to raise additional capital through financings by the issuance of debt, equity or other potential transactions to support the Company’s business plan for internal growth and growth by acquisitions. During the period subsequent to June 30, 2005, the Company raised in excess of $1,050,000 of additional capital through the sale of its common stock.  While the Company believes that the amount of its current capital will be sufficient for the next twelve months based on its current internal growth plan, the Company will need to raise additional capital to conclude any potential growth by acquisitions.  Because the assumptions (upon which its business plan was based) are subject to change, there can be no guarantee that the Company will have sufficient capital or will be able to obtain sufficient capital to execute its business plan.  Additionally, if the Company needs to secure additional capital to fund its business plan, there can be no guarantee that the Company will be successful in closing any debt, equity or other potential transactions on terms favorable to the Company, if at all.

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Nature of Business:

The Company licenses and acquires stock photography for worldwide distribution to advertisers and publishers through sublicense and license agreements.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

[2] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, including the accounts of SuperStock from the acquisition date of February 29, 2004. The minority interest in the consolidated balance sheet at June 30, 2005 represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of a21. The minority interest was valued at the estimated market value of the shares of a21’s common stock at the acquisition date as if exchanged on such date. All significant intercompany balances and transactions have been eliminated.

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

[5] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The recoverability of the carrying values of long-lived assets is subject to the continuation of certain supplier relationships and estimates of recorded goodwill value.

[6] Fair value of financial instruments:

Financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short-term debt, which approximate fair value because of their short maturities. The carrying amount of long-term debt approximates fair value due to the market rate of interest incurred by the Company. The fair value of the Company's notes payable to an affiliated company cannot be reasonably determined due to the related party nature of the transactions.

 [7] Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2005, the Company had no investments with maturities greater than three months. Cash excludes funds to secure a letter of credit in the amount of $634,000 as of June 30, 2005, which the Company is required to maintain in accordance with its lease agreement for the SuperStock facility (see Note M).

[8] Inventory:

Inventories are valued at the lower of cost or market. The costs of the compact disk products are determined on the first-in, first-out (FIFO) basis. Physical counts of inventories are taken at least annually. The need for a provision for estimated losses from obsolete, excess or slow-moving inventories is reviewed periodically.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

[9] Foreign Currency Translation:

The Company’s U.K. and Canada operations use the U.S. dollar as the functional currency. As such, its monetary assets and liabilities are translated into U.S. dollars at current exchange rates.

[10] Land and Building:

The land and building were sold and leased back in a transaction accounted for as a financing (see Note K). The building is being depreciated over the twenty-year term of the related lease.

[11] Property and equipment:

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

[12] Photo collection:

In connection with the acquisition of SuperStock, $2,607,000 of the purchase price was allocated to the photo collection. Expenditures for additions and betterments to the collection are capitalized. The photo collection is categorized by type of imagery (fine art, vintage and contemporary). Depreciation of the photo collection is computed by the straight-line method over the assets’ estimated lives of forty years for fine art and vintage images and four years for contemporary images. Upon sale or retirement of any portion of the collection, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. At June 30, 2005, the net book value of the entire photo collection was $1,962,000, and included fine art and vintage images of $692,000 and contemporary images of $1,270,000.

[13] Goodwill:

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. The Company tests the goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, the Company must estimate the implied fair value of the goodwill. The Company estimated the implied fair value based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted average cost of capital, and our future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss on impairment of assets, which could be included in the determination of net income/ (loss). The Company also amortizes intangible assets with finite lives over their estimated useful life and reviews for impairment in accordance with SFAS 144. Intangible assets with finite lives are amortized using the straight line method over their expected useful life of four years.

[14] Long-lived assets:

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
Notes to Condensed Consolidated Financial Statements
June 30, 2005

[15] Income taxes:

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards (if any). Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

[16] Net loss per share:

The Company calculates net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the six months ended June 30, 2005 and 2004, the basic and diluted net loss per share is the same since the effect from the potential exercise of 37,625,294 and 32,180,090 outstanding stock options and warrants as of June 30, 2005 and 2004, respectively, would have been anti-dilutive. In addition, 5,000,151 shares of common stock issuable upon the exchange of the seller’s non-voting participating preferred stock (see Note C) have been excluded for the six months ended June 30, 2005.

[17] Stock-based compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net loss and loss per share for the three and six months ended June 30, 2005 and 2004 if the fair value based method had been applied to all awards.

$ in thousands, except per share amounts	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Reported net loss	$(985)	$(312)	$(1,967)	$(951)
Stock based employee compensation included in net loss, net of tax effect	75	(110)	75	79
Stock-based employee compensation determined under the fair value based method, net of tax effect	(67)	(11)	(67)	(11)

Pro forma net loss	$(977)	$(433)	$(1,959)	$(883)

Loss per share - basic and diluted
As reported	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Pro forma	$(0.02)	$(0.01)	$(0.05)	$(0.02)

The fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the three and six months ended June 30, 2005 and 2004: annual dividends of $0.00; expected volatility of 80%; risk free interest rate of 3.00%, and an expected life of five years. Compensation expense of $120,400 and $127,000 was recorded in the consolidated statements of operations for the six months ended June 30, 2005 and 2004, respectively, pursuant to variable accounting for certain options.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

[18] Advertising:

Advertising expenses were $354,000 and $247,000 for the six months ended June 30, 2005 and 2004, respectively. Advertising costs are charged to expense as incurred.

NOTE C - ACQUISITION OF SUPERSTOCK, INC.

In February 2004, the Company completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, a licensor of stock images to the advertising, media and publishing industries. SuperStock's primary assets included a collection of images that it either owned or licensed from third parties, an approximately 73,000 square foot facility in Jacksonville, Florida (which the Company, through our SuperStock subsidiary, sold and leased back from the buyer), receivables from its customers and cash.

In consideration for the sale and purchase of the shares of common stock of SuperStock, the sellers received 1,666,717 shares of non-voting participating preferred stock (the “Seller Preferred”) of SuperStock which is exchangeable into 5,000,151 shares of the Company’s common stock, $2.6 million in cash and a 14 month secured note in the amount of $1.6 million that initially paid an interest rate of LIBOR plus 1.9% per annum. In addition, the Company granted warrants to the sellers to purchase 160,000 shares of our common stock at $0.56 per share and issued to the sellers and their advisors 573,589 shares of the Company’s common stock for $150,000 consideration. Final adjustments were made to the purchase price upon finalization of SuperStock's closing balance sheet pursuant to which the Company agreed to pay $100,000 to the sellers in three installments. The first installment was paid upon the signing of the final agreement, the second installment is due on March 1, 2006 and the third installment is due on March 1, 2007. The deferred payments due March 1, 2006 and March 1, 2007 in the form of a promissory note shall bear interest at the rate of 5% per annum commencing on March 1, 2005 until paid in full. As part of the original purchase agreement, the sellers may also receive up to $1.5 million should SuperStock achieve certain revenue milestones during the four year period after closing; the payment for the first year (March 1, 2004 through February 28, 2005) was $201,000, and was accrued as a cost of the acquisition.

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

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation and amortization, and at June 30, 2005 and December 31, 2004, is summarized as follows:

($ in thousands)	June 30, 2005	December 31, 2004
Furniture, fixtures & office equipment	$293	$412
Photo/Computer equipment	433	407
Software	138	138
Less: Accumulated Depreciation	(440)	(410)
Total property & equipment, net	$424	$547

Depreciation and amortization in the amount of $712,000 and $424,000 are included in expenses for the six months ended June 30, 2005 and 2004, respectively, in the consolidated statements of operations and include depreciation and amortization for land and building, the photo collection and the contracts with photographers.

NOTE E -- LONG-TERM NOTES RECEIVABLE

In 2003, SuperStock sold its operations in Chile to a third party and accepted a note receivable from the buyer for $80,000. The timing and amount of the payments against this note were determined to be insufficient to support the note’s book value. Using present value analysis, the value of the note at December 31, 2004 was calculated to be $18,000; the Company wrote the note receivable down by $49,000 at the end of 2004 to reflect this value. The balance of this note is $16,000 at June 30, 2005.

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

Identifiable intangible assets with finite lives are shown net of amortization and are principally comprised of covenants not to compete, which are amortized over four years.

NOTE G - CONTRACTS WITH PHOTOGRAPHERS

Contracts with photographers ($1,031,000, net of amortization as of June 30, 2005) are attributable to the acquisition of SuperStock, Inc. These contracts have an average life of five years and are automatically renewable. Amortization of the photographer’s contracts is based on projected revenues expected to be generated over the estimated ten year life of the underlying images.

NOTE H -- MINORITY INTEREST

As part of the financing to acquire all of the shares of SuperStock’s common stock, representing 83% of the outstanding equity of SuperStock, in consideration for the sale and purchase of such shares, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock, which are exchangeable for 5,000,151 shares of a21 common stock. The preferred stock has no voting rights, pays no dividend, and, except for exchange rights into a21 common stock, it has no other special rights except for liquidation rights. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $4.25 million or 17% of the total liquidation distributions made after distributions to creditors.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

The minority interest was recorded as if it were exchanged into a21 common stock at the closing price on the day of the acquisition.

NOTE I -- OPERATING SEGMENTS

The Company began operating domestically and internationally beginning February 29, 2004. The following table presents information about the Company’s domestic and international activity, including minority interest.

	($ in thousands)
	Domestic	International	Total
Three months ended June 30, 2005:
Revenue	$1,977	$350	$2,327
Segment Loss	(948)	(37)	(985)
Segment Assets at June 30, 2005	15,925	428	16,353

Three months ended June 30, 2004:
Revenue	$2,142	$385	$2,527
Segment Loss	(263)	(49)	(312)
Segment Assets at June 30, 2004	18,263	480	18,743

Six months ended June 30, 2005:
Revenue	$3,944	$695	$4,639
Segment Loss	(1,923)	(44)	(1,967)
Segment Assets at June 30, 2005	15,925	428	16,353

Six months ended June 30, 2004:
Revenue	$2,825	$500	$3,325
Segment Loss	(889)	(62)	(951)
Segment Assets at June 30, 2004	18,263	480	18,743

Domestic segment information includes $417,000 and $419,000 of revenue and $292,000 and $361,000 of account receivables, respectively, for the three months ended June 30, 2005 and 2004, attributable to foreign agents utilized by a domestic subsidiary. Domestic segment information includes $900,000 and $831,000 of revenue and $292,000 and $361,000 of account receivables, respectively, for the six months ended June 30, 2005 and 2004, attributable to foreign agents utilized by a domestic subsidiary. International segment information reflects the operation of foreign subsidiaries. Those amounts are not based on the geographic origin of customers which is not readily determinable.

NOTE J - DEBT FINANCINGS

[1] Convertible Subordinated Notes Payable:

In February 2004, the Company received $1,250,000 in connection with the issuance of two-year convertible subordinated notes (due February 29, 2006) which accrued interest at 12% for the first six months of the term thereof, 13.5% for the next twelve months of the term thereof, and 15% for the last six months of ther term thereof and were convertible into the Company’s common stock along with 937,500 callable warrants exercisable at prices between $0.45 and $1.35 per share. The notes were convertible at a price based on a 30% discount to a twenty day average market price of the Company’s common stock, subject to a ceiling of $2.00 and, beginning in the thirteenth month after the closing of the acquisition of SuperStock, a floor of $0.90.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

The Company allocated the proceeds received to the principal amount of the note and the warrants based upon the relative fair value method. The fair value of the warrants was determined using the Black Scholes pricing model. Of the proceeds, $145,000 was allocated to the warrants and was recorded as debt discount and additional paid-in capital and $1,105,000 was allocated to the notes. Based on the market value of the common shares issuable upon conversion, as compared to the proceeds allocated to the notes, further debt discount and additional paid-in capital of $1,105,000 was recorded for the beneficial conversion feature. The aggregate discount was being amortized over the two-year term of the note, and the carrying amount of the notes of $520,000 at December 31, 2004 is presented net of the unamortized debt discount. In February 2005, the Company repaid the notes and accrued interest (see item [3] below).

[2] Unsecured Notes Payable:

On February 29, 2004, the Company received $1,050,000 in connection with the issuance of unsecured debt in the form of promissory notes (the “Original Notes”), which accrued interest at 12% for up to twelve months along with 630,000 callable warrants at $0.45 per share (the “Original Warrants”). In addition, the Company issued 63,000 warrants exercisable at $0.45 per share to an investment-banking firm in connection with the placement of the unsecured debt. The Original Notes matured on August 29, 2004, but provided for an automatic extension, if not paid, of six months and monthly extensions thereafter. The fair value of the warrants, which amounted to $245,000, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. Since the notes were still outstanding as of August 29, 2004, the number of shares subject to warrants was increased by 50% (315,000 callable warrants) at $0.45 per share. The fair value of the warrants issued for the six-month extension, which amounted to $31,000, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. The discount was amortized over the six-month term of the promissory notes.

For every month thereafter until the Original Notes were amended, the Note holders were entitled to receive bonus warrants to purchase an additional 105,000 shares in the aggregate of the Company’s common stock at $0.45 per share (equivalent to one-ninth of the then total shares underlying the Original Warrants). During the four months ended May 2005, a total of 420,000 bonus warrants were issued. The fair value of the 420,000 bonus warrants, which amounted to $19,000, was determined using the Black Scholes pricing model and recorded as expense and additional paid-in capital. Upon the amendment and restatement of the Original Notes and issuing Restated Warrants, (as defined below), the holders surrendered their Original Notes and Original Warrants and all monthly bonus warrants.

On June 24, 2005, the Company amended and restated these unsecured notes (the “Restated Notes”). The aggregate amount outstanding under the Restated Notes remains at $1,050,000. The Restated Notes mature on July 15, 2006 (the “Maturity Date”) and bear interest due quarterly commencing on September 30, 2005 at a rate of 12% per annum, which increases to 18% per annum after the Maturity Date. The initial interest payment due September 30, 2005 will include interest accrued from the February 29, 2004 date of issuance, and is estimated to be approximately $200,000. The Restated Notes include customary events of default, including the Company’s failure to pay any principal or interest when due, the Company’s insolvency or bankruptcy, or sale of substantially all of the Company’s assets. Upon the occurrence of an event of default, a Restated Note becomes due and payable at the written demand of the holder thereof.

In connection with the issuance of the Restated Notes, the note holders received amended and restated warrants that expire February 28, 2009 (the “Restated Warrants”). An aggregate of 945,000 shares of the Company’s common stock (the “Restated Warrant Shares”) may be purchased with the Restated Warrants at $0.225 per share (subject to adjustment from time to time), 630,000 of which shares were previously registered under the Securities Act pursuant to the Company’s registration statement on Form SB-2 (333-117929). Upon any prepayment of the Restated Notes, a pro rata portion of the Restated Warrants will be cancelled. The aggregate number of Restated Warrant Shares shall not increase unless the Restated Notes remain outstanding after the Maturity Date, in which case bonus warrants will be issued each month to the holders of the Restated Warrants to purchase an aggregate of 39,375 of the Restated Warrant Shares until the Restated Notes are repaid in full. The exercise price of these bonus warrants shall be the lower of $0.225 per share or 50% of the average closing price of the Company’s common stock for the twenty trading days prior to and including July 15, 2006.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

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

Five year warrants to purchase 937,500 shares of a21 common stock originally issued to the holders of the Subordinated Notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares of a21 common stock, the holders of the Senior Notes received two year warrants to purchase an aggregate of 500,000 shares of a21 common stock at $0.225 per share and an aggregate of 562,500 shares of a21 common stock at $0.45 per share (together, the "Warrants"). The Senior Notes may be prepaid without penalty at any time. They also have a provision which adds 4% per year to their principal balance, due at maturity. In connection with the issuance of the Senior Notes, SuperStock entered into a security agreement, dated as of February 22, 2005 (the "Security Agreement"), pursuant to which it granted a first priority security interest in substantially all of the Company’s current and future assets.

During the first quarter of 2005, a21, Inc. recorded a new debt discount of $39,000 for the excess of the fair value of the warrants to purchase 1,062,000 shares of a21 common stock on the date of issuance over the fair value of the warrants to purchase 937,500 shares of a21 common stock calculated at the time of amendment (reflecting the remaining term and the stock price on that date). The debt discount is being recognized as a financing expense over the term of the Senior Notes. The effective interest rate is 17%.

In connection with the Financing, SuperStock repaid in their entirety $1.25 million of the Subordinated Notes as of February 22, 2005 which had a carrying amount of $617,000, net of debt discount. In connection with repaying the Subordinated Notes, SuperStock also terminated the Exchange Agreements which it had entered into with the holders of the Subordinated Notes and which set forth the terms pursuant to which the Subordinated Notes could have been converted into shares of a21 common stock. The Company reduced additional paid-in capital by $263,000, representing the intrinsic value of the beneficial conversion feature when the debt was repaid and recognized a loss on extinguishment of debt of $371,000.

NOTE K -- LOAN PAYABLE - SALE OF SUPERSTOCK LAND AND BUILDING

On June 30, 2004, the Company completed the sale and leaseback of the land and approximately 73,000 square foot building in which the Company’s headquarters are located in Jacksonville, Florida. The facility was sold for $7.7 million and resulted in net proceeds of $7,477,000, of which $4,554,000 was used to repay a bank note that was secured by a first mortgage on the facility and $1,576,000 was used to repay other indebtedness to the selling shareholders of SuperStock. The building was leased back for a term of twenty years. The lease provides the Company with two five-year renewal options at specified payments.

The Company has entered into an agreement to sublease a significant portion of its facility, which provides payments to the Company aggregating $3.5 million over a six-year period.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

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

The following table summarizes the Company’s annual maturities under the loan payable as of June 30, 2005:

Year Ending June 30,
($ in thousands)
2006	$9
2007	26
2008	47
2009	70
2010	101
Thereafter	7,206
7,459
Less: Current Portion	(9)
Long Term Portion	$7,450

NOTE L -- STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

[1] Preferred stock:

The Company exchanged all of its pre-acquisition preferred stock (1,500,000 pre-adjusted shares) as part of its exchange agreement with Saratoga on April 30, 2002. The Company is authorized to issue 100,000 shares of its $.001 par value preferred stock.

At June 30, 2005 and 2004, there are no shares of a21, Inc. preferred stock issued or outstanding.

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

During the year ended December 31, 2004, the Company issued 490,000 shares of its common stock for services and payment of equity placement costs and 670,000 shares of its common stock for services in settlement of accrued compensation and compensation expense of $147,000 to officers and consultants. During the three months ended June 30, 2005, the Company issued 605,000 shares of its restricted common stock to its five non-employee directors as compensation for their services of which 225,000 are subject to repurchase by the Company at $.01 per share as of June 30, 2005, and the Company issued 2,410,000 shares of its restricted common stock to three officers of the Company pursuant to the terms of their employment agreements of which 1,790,000 are subject to repurchase by the Company at $.01 per share as of June 30, 2005. The stock grants for the three month period ended June 30, 2005 resulted in deferred compensation of $249,000 and compensation expense of $120,000 recorded at June 30, 2005.

 a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

[3] Stock options and warrants:

Options and warrants have been granted to officers, directors and employees based upon employment agreements and other agreements with investors at the discretion of the Board of Directors.

In March 2005, the Company’s Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”) and, subject to shareholder approval, the issuance of up to 6,000,000 shares of which up to 2,000,000 are in the form of options to the employees of SuperStock as agreed per the Amended and Restated Stock Purchase and Recapitalization Agreement by and among a21, SuperStock and its stockholders dated February 29, 2004. The 2005 Plan authorizes the Company’s board of directors to award Incentive Stock Options, Nonstatutory Stock Options, stock appreciation rights, performance shares, restricted stock or unrestricted stock to the employees and independent contractors, including consultants, directors, advisors and other service providers of the Company. Certain options and warrants to be granted under the 2005 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2005 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2005 Plan expire after a five-year period and are subject to acceleration upon the occurrence of certain events. As of June 30, 2005, 4,092,704 options were granted to employees under this plan and 1,907,296 options remained available for grant under the 2005 Plan. On their respective grant dates, the exercise price of the options were all at or above the market price of the Company’s common shares.

Pursuant to the Company’s 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), 3,000,000 shares of the Company's common stock are reserved for issuance. The 2002 Plan authorizes the Company’s board of directors to issue warrants, options, restricted or unrestricted common stock and other awards to the employees, consultants and directors of the Company and its affiliates. Certain options and warrants to be granted under the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2002 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events. As of June 30, 2005 there were 496,264 options available for grant under the 2002 Plan.

NOTE M -- COMMITMENTS AND OTHER MATTERS

[1] Consulting and advisory services agreements:

In September 2002, the Company entered into a three-year agreement with a consultant to act as the Company's Chairman of the Board. The agreement calls for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation may be payable in common shares of the Company at the individual's option in the event that the Company does not make above payments in cash at the end of each month. The rate at which common shares were issued was 150% of cash compensation due or restricted common shares at 200% of the cash compensation due. During 2003 the Company issued 1,013,005 shares of common stock as consideration for $105,000 of accrued compensation. In addition, in January 2004, the Company awarded the consultant an option to purchase 1,505,514 common shares at $0.30. In May 2004, the consultant agreed to serve as Chief Executive Officer. The consulting agreement is for a term of three years, but may be terminated by the consultant’s 90 days' notice or by the Company upon 180 days notice; provided, however that in the event of termination without cause (as defined in the consulting agreement), the consultant will be entitled to continue to receive his annual base compensation for the term of any non-competition agreement which he may enter into with the Company. This consulting agreement has been terminated and the Company and executive officer have entered into a new employment agreement.

 a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

Pursuant to a consulting agreement dated July 1, 2002 between the Company and one of its shareholders, the stockholder agreed to serve as a consultant to the Company and to provide marketing and consulting services. As compensation for his services, the Company issued the stockholder a warrant to purchase 50,000 shares of common stock at an exercise price of $0.25 per share and issued 30,000 shares of common stock in 2002 and 30,000 shares in 2003. The agreement with the Company has expired and the Company entered into an employment contract with this executive officer, who currently serves as Vice Chairman, President and Chief Financial Officer of a21 and Chief Executive Officer of SuperStock. Prior to these positions, he served as Chief Strategic Officer from June 2004 to December 2004 and from February 2001 to May 2004, he served as an advisor.

In September 2002, the Company entered into a two-year agreement with an employee to act as the Company's President. The agreement called for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation was payable in common shares of the Company at the option of the individual in the event that the Company does not make above payments in cash at the end of each month. The rate at which common shares were issued was 150% of cash compensation due or restricted common shares at 200% of the cash compensation due. During 2003 the Company issued 1,138,005 shares of common stock as consideration for $120,000 of accrued compensation. The employee was also provided with options to purchase up to 400,000 common shares of the Company with 160,000 options exercisable at $0.50, 120,000 exercisable at $1.00 and 120,000 exercisable at $1.50. Such options will expire May 1, 2007. In addition, in January 2004, the Company awarded the employee an option to purchase 577,941 common shares at $0.30. The agreement with the Company has expired and the Company entered into a new employment contract with this executive officer, who currently serves as Chief creative Officer of a21, and President and Chief Creative Officer of SuperStock.

[2] Lease commitments:

The capital lease agreement for the Company’s headquarters facility (see Note K) includes a requirement to maintain a security deposit, funded as a letter of credit in the amount of $634,000, which is reflected as restricted cash in the balance sheet as of June 30, 2005. The lease agreement also requires the Company to fund additional $30,000 deposits on the first day of each July, October, January, and April beginning July 1, 2005 up to and including July 1, 2006, for a total of $750,000. The first additional funding of $30,000 was made on April 21, 2005.

In a lease agreement for SuperStock Limited in the UK, the Company has sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, SuperStock Limited would be liable for £51,000 per year under the covenants in the lease in the event the company who has sublet the facility is unable to perform under such terms.

[3] Litigation and settlement of claims:

The Company has been involved in various claims and lawsuits, primarily with former officers and employees, both for and against the Company. Management believes that there are no such matters outstanding that would have a material adverse effect on the Company's results of operations and financial position.

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

 a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
June 30, 2005

[5] Employment Agreements:

On May 13, 2005, a21 executed an employment agreement with its Chairman and Chief Executive Officer. On May 13, 2005, a21 and SuperStock executed an employment agreement with a21’s Vice Chairman, President and Chief Financial Officer, who is also the Chief Executive Officer of SuperStock, and a21’s Chief Creative Officer, who is also the President and Chief Creative Officer of SuperStock. Each of these employment agreements is for a term of three years and includes a confidentiality covenant, a non-competition covenant and a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

In connection with executing the employment agreements with three of its executive officers on May 13, 2005, effective as of May 1, 2005, the Company issued 2,410,000 shares of its restricted common stock to these executive officers of which 1,790,000 are subject to repurchase by the Company at $.01 per share as of June 30, 2005, and granted five-year stock options to purchase 2,000,000 shares of common stock, which options are exercisable at $0.30 per share and which fully vest by February 28, 2007. As of May 1, 2005, the Company issued to its non-employee directors 510,000 shares of its restricted common stock of which 135,000 are subject to repurchase by the Company at $.01 per share as of June 30, 2005, and granted to these directors five-year stock options to purchase 510,000 shares of common stock, which options are exercisable at $0.30 per share and which fully vest by December 1, 2005. As of June 13, 2005, the Company issued to a new non-employee director 95,000 shares of its restricted common stock of which 90,000 are subject to repurchase by the Company at $.01 per share as of June 30, 2005, and granted to this director a five-year stock option to purchase 95,000 shares of common stock, which options are exercisable at $0.30 per share and which fully vest by December 1, 2006. The above restricted stock grants resulted in deferred compensation of $249,000 and compensation expense of $120,000 recorded at June 30, 2005.

NOTE N - SUBSEQUENT EVENTS

In August 2005, the Company (i) issued 150,000 shares of its restricted common stock to an investor relations consultant, (ii) appointed Thomas V. Butta its Chief Financial Officer (in addition to his roles as Vice Chairman and President), after accepting the resignation of its then Chief Financial Officer, William E. Murphy, IV, and (iii) terminated Eisner LLP and engaged BDO Seidman, LLP as its principal independent accountant. In September 2005, the Company (i) issued 7,000,000 shares of its restricted common stock with piggyback registration rights to accredited investors for $1,050,000 in cash; (ii) concluded that its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and Quarterly Report of Form 10-QSB for the period ended March 31, 2005 needed to be amended and the financial statements therein could no longer be relied upon, and (iii) filed an amended Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and amended Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our financial statements of and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,”“expect,”“intend,”“plan,”“will,”“we believe,”“management believes” and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have summarized significant accounting policies in Note B to the condensed consolidated financial statements included in this Form 10QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUES. Revenues were $2,327,000 in the three months ended June 30, 2005 compared to $2,527,000 in the three months ended June 30, 2004. The decrease in revenues in the three months ended June 30, 2005 is attributable to a decrease in domestic U.S. sales. Sales in the three months ended June 30, 2005 resulting from both international locations and attributable to foreign agents remained constant with the three months ended June 30, 2004. The Company increased marketing efforts and costs in the three months ended June 30, 2005 in an effort to increase revenues in both domestic and international locations, as well as through foreign agents.

GROSS PROFIT. Gross profit was $1,611,000 in the three months ended June 30, 2005 compared to $1,752,000 in the three months ended June 30, 2004. As a percentage of revenues, gross profit was 69% for each in the three months ended June 30, 2005 and 2004, respectively. Gross profit may vary in any period depending on the relative mix of stock photography distributed that is either licensed from third parties or owned by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (“S,G&A” ) were $1,954,000 in the three months ended June 30, 2005 compared to $1,312,000 in the three months ended June 30, 2004. This increase was primarily attributable to an increase in personnel related costs (primarily new hires and full time consultants), and marketing expenses related to existing and newly created product lines.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $359,000 in the three months ended June 30, 2005 as compared to $325,000 in the three months ended June 30, 2004. This increase was primarily attributable to the reclassification of assets recorded in connection with the acquisition of SuperStock, resulting in an increase in amortization expense that was recognized in the three month period ended June 30, 2005

NET INTEREST EXPENSE. Interest expense was $332,000 in the three months ended June 30, 2005 as compared to $379,000 in the three months ended June 30, 2004. This decrease is primarily attributable to the Company (i) no longer amortizing the debt discount attributable to the Company’s convertible subordinated notes which were repaid in February 2005, (ii) no longer having interest attributable to notes due to the sellers of SuperStock which were repaid in June 2004, and (iii) no longer having interest attributable to the note which was secured by the Company’s facility and was repaid in June 2004 which (i,ii and iii) collectively more than offset interest attributable to the lease of the SuperStock facility and the increase in interest due to the senior notes.

NET LOSS. Net loss was $985,000 or $0.02 per share in the three months ended June 30, 2005 as compared to net loss of $312,000 or $0.01 per share in the three month period ended June 30, 2004. The increase in net loss is principally due to the decrease in domestic U.S. revenues and increase in S,G & A expenses, primarily attributable to an increase in personnel related costs (primarily new hires and full time consultants) and marketing expenses related to existing and newly created product lines and a loss on extinguishment of debt of $371,000 .

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Prior to the acquisition of SuperStock in February 2004, the Company was a development stage enterprise. All financial information presented for the six months ended June 30, 2004 includes the accounts of SuperStock from the acquisition date of February 29, 2004 through June 30, 2004.

REVENUES. Revenues were $4,639,000 in the six months ended June 30, 2005 compared to $3,325,000 in the six months ended June 30, 2004. The increase in revenues in the six months ended June 30, 2005 is attributable to SuperStock’s revenue generation for the full six months ended June 30, 2005 as compared to the period from February 29, 2004 through June 30, 2004 for the six months ended June 30, 2004.

GROSS PROFIT. Gross profit was $3,211,000 in the six months ended June 30, 2005 compared to $2,338,000 in the six months ended March 31, 2004. As a percentage of revenues, gross profit was 69% and 70% in the six months ended June 30, 2005 and 2004, respectively. Gross profit as a percentage of revenues may vary in any period depending on the relative mix of stock photography distributed that is either licensed from third parties or owned by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. S,G & A expenses were $3,520,000 in the six months ended June 30, 2005 compared to $2,398,000 in the six months ended June 30, 2004. This increase was primarily attributable to the increase in personnel related costs and marketing expenses, in addition to the SuperStock total S,G & A expenses for the full six months ended June 30, 2005 compared to the period from February 29, 2004 through June 30, 2004 for the six months ended June 30, 2004.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $712,000 in the six months ended June 30, 2005 as compared to $424,000 in the six months ended June 30, 2004. This increase was primarily attributable to depreciation and amortization expenses for the full six months ended June 30, 2005 as compared to the period from February 29, 2004 through June 30, 2004 for the six months ended June 30, 2004.

NET INTEREST EXPENSE. Interest expense was $729,000 in the six months ended June 30, 2005 as compared to $519,000 in the six months ended June 30, 2004. This increase is primarily attributable to the amortization of debt discount and additional interest due on unsecured notes payable, convertible subordinated notes payable, senior secured notes payable, and recorded interest on the loan payable resulting from the Company’s sale and lease of the SuperStock facility.

OTHER EXPENSE, NET. Other expense, net was $217,000 for the six months ended June 30, 2005 as compared to other income, net of $52,000 in the six months ended June 30, 2004. The increase in expense reflects in a $371,000 loss on the extinguishment of the convertible subordinated notes payable.

NET LOSS. Net loss was $1,967,000 or $0.05 per share in the six months ended June 30, 2005 as compared to net loss of $951,000 or $0.03 per share in the six month period ended June 30, 2004. The increase in net loss is principally due to an increase in selling, general and administrative expenses without a corresponding relative increase in revenues, a decrease in U.S. domestic revenues in the three months ended June 30, 2005 as compared to the comparable period last year an increase in interest expense and a loss upon extinguishment of debt of $371,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had $314,000 of cash and cash equivalents and working capital deficit of $217,000 as compared to $717,000 in cash and a working capital deficit of $91,000 at December 31, 2004.

Net cash used in operating activities for the six months ended June 30, 2005 was $1,199,000 as compared to net cash used in operating activities of $161,000 for the six months ended June 30, 2004. The increase in net cash used in operating activities in the six months ended June 30, 2005 was due primarily to the net loss of $1,807,000 adjusted for $712,000 of depreciation and amortization and a $371,000 loss on extinguishment of debt, in addition to a decrease in accounts payable and accrued expenses of $230,000 and an increase in accounts receivable of $349,000. The increase in receivables was primarily due to an increase in revenues in the three months ended June 30, 2005 compared to revenues in the three months ended December 31, 2004, in addition to an increase in long-term accounts receivable. Net cash used in operating activities in the six months ended June 30, 2004 was principally due to a net loss of $951,000 adjusted for $424,000 of depreciation and amortization, in addition to an increase in accounts receivable of $207,000 and an increase in prepaid expenses and other current assets of $47,000, partially offset by an increase in accounts payable and accrued expenses of $121,000.

Net cash used in investing activities for the six months ended June 30, 2005 was $270,000 as compared to net cash used in investing activities for the six months ended June 30, 2004 of $1,902,000. Net cash used in investing activities in the six months ended June 30, 2005 was primarily due to the purchase of leasehold improvements. Net cash used in investing activities in the six months ended June 30, 2004 was primarily from the net cash investment in the acquisition of SuperStock, in the amount of $1,417,000, receipt of the long-term deposit from the building tenant of $384,000 and the purchase of property and equipment of $101,000.

Net cash provided by financing activities for the six months ended June 30, 2005 was $970,000, as compared to net cash provided by financing activities of $4,616,000 for the six months ended June 30, 2004. Net cash provided by financing activities in the six months ended June 30, 2005 was mainly due to the new $2,250,000 senior secured notes payable and the retirement of the $1,250,000 convertible subordinated notes payable (see Note J). Net cash provided by financing activities in the six months ended June 30, 2004 was primarily from net proceeds of $7,516,000 from the sale of the land and building, and net proceeds of $2,790,000 in connection with the issuance of common stock and warrants, proceeds of $2,300,000 from the issuance of notes payable and warrants, which was partially offset by the repayment of the building mortgage of $4,554,000, repayment of the revolving credit line of $1,700,000 and the repayment of $1,736,000 of debt.

The Company intends to raise additional capital through financings by the issuance of debt, equity or other potential transactions to support the Company’s business plan for internal growth and growth by acquisitions. During the period subsequent to June 30, 2005, the Company raised in excess of $1,050,000 of additional capital through the sale of its common stock.  While the Company believes that the amount of its current capital will be sufficient for the next twelve months based on its current internal growth plan, the Company will need to raise additional capital to conclude any potential growth by acquisitions.  Because the assumptions (upon which its business plan was based) are subject to change, there can be no guarantee that the Company will have sufficient capital or will be able to obtain sufficient capital to execute its business plan. Additionally, if the Company needs to secure additional capital to fund its business plan, there can be no guarantee that the Company will be successful in closing any debt, equity or other potential transactions on terms favorable to the Company, if at all.

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 14d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company's management, including its principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms because of the deficiencies in internal controls over financial reporting described below.

The Company has identified a material weakness in the design or operation of internal controls that could adversely affect its ability to record, process, summarize and report interim financial data. The material weakness identified pertains specifically to the recording of convertible debt instruments and deferred tax assets.

There were no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2005 that materially affected or are likely to affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION

10.21	Employment Agreement between a21, Inc. and Albert H. Pleus. (1)
10.22	Employment Agreement between a21, Inc., SuperStock, Inc. and Thomas V. Butta (1)
10.23	Employment Agreement between a21, Inc., SuperStock, Inc. and Haim Ariav (1)
10.24	Form of Amended and Restated Non-negotiable 12% Promissory Note (2)
10.25	Form of Amended and Restated Common Stock Purchase Warrant (2)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
(1) Incorporated herein by reference to the Registrant’s Current Report on form 8-K filed with the SEC on May 13, 2005.
(2) Incorporated herein by reference to the Registrant’s Current Report on form 8-K filed with the SEC on June 30, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a21, Inc.

Date: September 19, 2005	By: /s/ ALBERT H. PLEUS
Albert H. Pleus Chairman and Chief Executive Officer (Principal Executive Officer)

Date: September 19, 2005	By: /s/ THOMAS V. BUTTA
Thomas V. Butta Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)