Form 10QSB
period 2005-09-30
A21 INC
filed 2005-11-28
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: September 30, 2005

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 70,435,237 shares of the Company's common stock outstanding on November 25, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands)

	September 30,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,157	$717
Accounts receivable, net	1,286	1,302
Inventory	96	---
Prepaid expenses and other current assets	219	200
Income tax receivable	---	108

Total current assets	2,758	2,327

Land and building, net	7,256	7,329
Photo collection, net	1,839	2,198
Property and equipment, net	411	547
Goodwill	1,049	1,049
Contracts with photographers, net	980	1,133
Long-term accounts receivable	508	160
Long-term notes receivable	15	18
Intangible assets, net	74	92
Other long-term assets	101	101
Restricted cash	669	600

Total assets	$15,660	$15,554

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
CURRENT LIABILITIES
Current portion of notes payable	$1,078	$ ---
Accounts payable	901	872
Accrued wages and payroll taxes	116	147
Accrued interest, current	269	187
Accrued purchase price payable	306	201
Current portion of promissory note payable	33	32
Royalties payable	1,083	979

Total current liabilities	3,786	2,418

LONG-TERM LIABILITIES
Promissory note payable, long-term portion	33	67
Other long-term liabilities	62	61
Loan payable	7,480	7,458
Convertible subordinated notes payable, net	---	520
Senior secured notes payable, net	2,291	---
Unsecured notes payable to others, net	---	1,040

Total liabilities	13,652	11,564

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
 CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’)
(Unaudited)
 ($ in thousands)

	September 30,	December 31,
	2005	2004

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,800	2,800

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Preferred stock; $.001 par value; 100,000 shares authorized; no shares issued and outstanding	---	---
Common stock; $.001 par value; 100,000,000 shares authorized; 53,006,012 and 41,816,012 shares issued at September 30, 2005 and December 31, 2004, respectively, and 49,326,237 and 38,136,237 shares outstanding at September 30, 2005 and December 31, 2004, respectively	53	42
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	11,990	10,599
Deferred compensation	(189)	---
Accumulated deficit	(12,721)	(9,411)
Accumulated comprehensive income/(loss)	75	(40)

Total stockholders' equity (capital deficit)	(792)	1,190

Total liabilities and stockholders' equity (capital deficit)	$15,660	$15,554

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

REVENUE	$2,064	$2,077	$6,703	$5,402
COST OF REVENUE	669	610	2,097	1,597

GROSS PROFIT	1,395	1,467	4,606	3,805

EXPENSES
Selling, general and administrative	1,997	1,907	5,517	4,305
Depreciation and amortization	363	251	1,075	675

TOTAL OPERATING EXPENSES	2,360	2,158	6,592	4,980

OPERATING LOSS	(965)	(691)	(1,986)	(1,175)

Interest expense, net	(316)	(522)	(1,045)	(1,041)
Other income/(expense), net	(62)	(113)	(279)	(61)

NET LOSS BEFORE INCOME TAX BENEFIT	(1,343)	(1,326)	(3,310)	(2,277)

Income tax benefit	---	280	---	280

NET LOSS	(1,343)	(1,046)	(3,310)	(1,997)

COMPREHENSIVE LOSS
Foreign currency translation adjustment	19	4	115	22

TOTAL COMPREHENSIVE LOSS	$(1,324)	$(1,042)	$(3,195)	$(1,975)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.08)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	41,874,607	38,115,732	41,752,336	34,000,866

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,310)	$(1,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,075	675
Loss from disposal of property and equipment	16	---
Amortization of finance costs	41	---
Compensation from the prior issuance of variable options	28	161
Compensation from the issuance of options and warrants	35	48
Compensation from the issuance of restricted stock	397	21
Amortization of debt discount related to unsecured notes payable to others	10	251
Amortization of debt discount related to convertible subordinated notes payable	96	364
Loss on extinguishment of debt due to beneficial conversion features	371	---
Deferred compensation	(189)	---
Deferred income taxes, net	---	(385)
Other changes in long-term assets and liabilities	(15)	(1)
Changes in:
Accounts receivable	(331)	(99)
Inventory	(96)	---
Prepaid expenses and other current assets	70	5
Other assets	---	176
Subtenant deposit	---	62
Accounts payable and accrued expenses	102	(236)
Accrued interest and other current liabilities	187	98
Restricted cash	(69)	(600)

NET CASH USED IN OPERATING ACTIVITIES	(1,582)	(1,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of SuperStock, net of cash balance of $1,151 of SuperStock at date of acquisition	---	(1,417)
Additions to leasehold improvements	(232)	---
Investment in photo collection	(9)	---
Purchase of fixed assets	(46)	(294)

NET CASH USED IN INVESTING ACTIVITIES	(287)	(1,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,204	---
Proceeds from sale of land and building accounted for as loan payable	---	7,457
Net proceeds from senior secured notes payable	2,250	---
Net proceeds from sale of common stock and warrants	---	2,790
Proceeds from issuance of unsecured notes payable and warrants	---	1,050
Proceeds from issuance of conv ertible subordinated notes payable and warrants	---	1,250
Proceeds from loan payable	23	---
Payment of convertible subordinated notes payable	(1,250)	---
Payment of revolving credit line	---	(1,700)

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30,
	2005	2004

Payment of unsecured notes payable to affiliates	---	(160)
Payment of seller note payable	---	(1,576)
Payment of promissory note payable	(33)	---
Payment of note payable to bank	---	(4,554)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,194	4,557

NET EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENTS	115	22

NET INCREASE IN CASH	440	1,411

CASH AT BEGINNING OF PERIOD	717	1

CASH AT END OF PERIOD	$1,157	$1,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (refunded)	$(108)	$108
Interest paid	769	193

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Repayment of notes payable to affiliates	---	424
Issuance of common stock for accrued interest on notes payable to affiliates	---	51
Issuance of common stock for accrued compensation	---	136
Issuance of common stock for placement costs in connection with the sale of common stock	---	13
Issuance of common stock to sellers as part of acquisition cost of SuperStock	---	137
Deferred compensation	397	---
Debt discount recorded for the issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable	17	422
Debt discount recorded for beneficial conversion of convertible subordinated notes payable	---	1,105
Issuance of warrants as part of acquisition cost of SuperStock	---	83
Note payable to sellers on acquisition of SuperStock	---	1,576
Accrued purchase price payable	105	300
Minority interest	---	2,800
Acquisition of SuperStock (See Note C)	---	7,477
Adjustment to goodwill for reduction in valuation allowance for tax asset	---	484

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
(Unaudited)
($ in thousands)

	COMMON STOCK		TREASURY STOCK						ACCUMULATED
	NUMBER		NUMBER			ADDITIONAL			OTHER
	OF		OF			PAID-IN	DEFERRED	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT		CAPITAL	COMPENSATION	DEFICIT	INCOME	TOTAL

Balance at December 31, 2004	41,816	$42	(3,680)	$	---	$10,599	$ ---	$(9,411)	$(40)	$1,190

Issuance of warrants
to the holders of senior
secured notes payable	---	---	---		---	17	---	---	---	17
Issuance of warrants
to the holders of
unsecured notes
payable	---	---	---		---	19	---	---	---	19
Beneficial conversion
feature of convertible
subordinated notes
payable	---	---	---		---	(263)	---	---	---	(263)
Compensation from the
issuance of restricted
stock	3,165	3	---		---	394	(397)	---	---	---
Amortization of deferred
compensation	---	---	---		---	---	208	---	---	208
Charge for the cost of
variable option
compensation	---	---	---		---	28	---	---	---	28
Issuance of common
stock	8,000	8	---		---	1,192	---	---	---	1,200
Stock options exercised	25					4				4
Net loss	---	---	---		---	---	---	(3,310)	---	(3,310)
Other comprehensive
income	---	---	---		---	---	---	---	115	115

Balance at September 30, 2005	53,006	$53	(3,680)	$	---	$11,990	$(189)	$(12,721)	$75	$(792)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

NOTE A - FINANCIAL STATEMENT PRESENTATION

The unaudited condensed consolidated financial statements of a21, Inc., a Texas corporation (“a21” or the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2005 and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s amended annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the SEC.

The Company concluded that its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and Quarterly Report of Form 10-QSB for the period ended March 31, 2005 needed to be amended and the financial statements therein could no longer be relied upon and on September 20, 2005 filed an amended Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and amended Quarterly Report on Form 10-QSB for the period ended March 31, 2005. The restatements reflect additional debt discount and additional paid-in capital of $944,000 and related amortization of $393,000 for the year ended December 31, 2004 due to a beneficial conversion feature contained in the Company’s convertible subordinated notes which were issued in February 2004 in connection with the acquisition of SuperStock, Inc. Furthermore, the restatements increased the net loss by $288,000 for the quarter ended March 31, 2005, which reflects additional amortization of debt discount of $70,000 and a $371,000 loss on extinguishment of debt when the notes were repaid in February 2005. Additionally, the Company amended the SuperStock purchase price allocation to reduce goodwill and the deferred tax liability by $1,234,000. As previously reported, in connection with the acquisition a deferred tax liability was recorded relating to timing differences associated with certain of the acquired assets. However, at the time of the acquisition, the Company had a deferred tax asset relating to net operating loss carryforwards available to offset future taxable income, which was fully reserved against. The financial statements were restated to reflect the deferred tax liability from the acquisition as a reduction of the deferred tax asset. An additional deferred tax liability, which was previously reflected as income tax expense during the quarter ended March 31, 2005 was also offset against the deferred tax assets in the restatement. Accordingly, the net loss for the quarter ended March 31, 2005 was reduced by $7,000.

Through February 29, 2004, the Company was considered a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” As a result of its acquisition of SuperStock, Inc. and subsidiaries (“SuperStock”) on February 29, 2004, the Company commenced planned principal operations and as such, it is no longer considered to be a development stage company in accordance with SFAS No. 7.

In February 2004, the Company completed its acquisition of SuperStock (see Note C) and in June 2004, sold SuperStock’s land and building for approximately $7.7 million and leased it back (see Note I). The unaudited condensed consolidated financial statements of the Company include the accounts of SuperStock from the acquisition date of February 29, 2004. The minority interest in the condensed consolidated balance sheet at September 30, 2005 represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of a21. The minority interest was valued at the estimated market value of the a21 shares at the acquisition date as if exchanged on such date.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and at September 30, 2005, had an accumulated deficit of $12,721,000 and a working capital deficit of $1,028,000. The Company has funded operations by raising capital through the private placement of common stock, convertible and other debt instruments, and through the sale of assets. In February 2005, the Company completed a debt financing that yielded $1,000,000, net of retirement of prior debt. In June 2005, the Company amended and restated its unsecured notes payable, resulting in the aggregate amount outstanding remaining at $1,050,000 (see Note H[2]). In September 2005, the Company raised $1,204,000 of additional capital through the sale of its common stock.

In October 2005, the Company raised $3,166,000 of additional capital through the sale of its common stock (see Note L [1]). While the Company believes that the amount of its current capital will be sufficient for the next twelve months based on its current internal growth plan, the Company will need to raise additional capital to conclude any potential growth by acquisitions and to retire its unsecured notes which mature on July 15, 2006. Because the assumptions upon which its business plan was based are subject to change, there can be no guarantee that the Company will have sufficient capital or will be able to obtain sufficient capital to execute its business plan. Additionally, if the Company needs to secure additional capital to fund its business plan, there can be no guarantee that the Company will be successful in closing any debt, equity or other potential transactions on terms favorable to the Company, if at all. The Company intends to raise additional capital through financings by the issuance of debt, equity or other potential transactions to support the Company’s business plan for internal growth and growth by acquisitions.

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Nature of Business:

The Company licenses and acquires stock photography for worldwide distribution to advertisers, publishers, and end users through sublicense and license agreements.

[2] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, including the accounts of SuperStock from the acquisition date of February 29, 2004. The minority interest in the consolidated balance sheet at September 30, 2005 represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of a21. The minority interest was valued at the estimated market value of the shares of a21’s common stock at the acquisition date as if exchanged on such date. All significant intercompany balances and transactions have been eliminated.

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

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

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

[6] Fair value of financial instruments:

Financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short-term debt, which approximate fair value because of their short maturities. The carrying amount of long-term debt approximates fair value due to the market rate of interest carried by such instruments. The fair value of the Company's notes payable to an affiliated company cannot be reasonably determined due to the related party nature of the transactions.

 [7] Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2005, the Company had no investments with maturities greater than three months. As of September 30, 2005, cash excludes restricted cash in the amount of $669,000 to secure a letter of credit which the Company was required to maintain in accordance with its lease agreement for the SuperStock facility (see Note K). In November 2005, the Company received two certificates of deposit (“CDs”) from investors in the aggregate amount of $690,000 in exchange for its issuance of promissory notes and restricted common stock. The CDs replace the current deposits maintained by the Company that secure the letter of credit (See Note L[4]).

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

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

[10] Land and Building:

The land and building were sold and leased back in a transaction accounted for as a financing (see Note I). The building is being depreciated over the twenty-year term of the related lease.

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

[12] Photo collection:

In connection with the acquisition of SuperStock, $2,607,000 of the purchase price was allocated to the photo collection. Expenditures for additions and betterments to the collection are capitalized. The photo collection is categorized by type of imagery (fine art, vintage and contemporary). Depreciation of the photo collection is computed by the straight-line method over the assets’ estimated lives of forty years for fine art and vintage images and four years for contemporary images. Upon sale or retirement of any portion of the collection, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. At September 30, 2005, the net book value of the entire photo collection was $1,839,000, including fine art and vintage images of $687,000 and contemporary images of $1,152,000.

[13] Goodwill:

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. The Company tests the goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, the Company must estimate the implied fair value of the goodwill. The Company estimated the implied fair value based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted average cost of capital, and our future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss resulting from an impairment of assets, which would be included in the determination of net income (loss). The Company also amortizes intangible assets with finite lives over their estimated useful life and reviews for impairment in accordance with SFAS 144. Intangible assets with finite lives are amortized using the straight line method over their expected useful life of four years.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

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

[16] Net loss per share:

The Company calculates net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the nine months ended September 30, 2005 and 2004, the basic and diluted net loss per share is the same since the effect from the potential exercise of 36,923,987 and 33,407,588 outstanding stock options and warrants as of September 30, 2005 and 2004, respectively, would have been anti-dilutive. In addition, 5,000,151 shares of common stock issuable upon the exchange of the seller’s non-voting participating preferred stock (see Note C) have been excluded for the nine months ended September 30, 2005.

[17] Stock-based compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net loss and loss per share for the three and nine months ended September 30, 2005 and 2004 if the fair value based method had been applied to all awards.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

$ in thousands, except per share amounts	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Reported net loss	$(1,343)	$(1,046)	$(3,310)	$(1,997)
Stock based employee compensation included in net loss	28	34	28	161
Stock-based employee compensation determined under the fair value based method	(27)	(2)	(88)	(79)

Pro forma net loss	$(1,342)	$(1,014)	$(3,370)	$(1,915)

Loss per share - basic and diluted
As reported	$(0.03)	$(0.03)	$(0.08)	$(0.06)
Pro forma	$(0.03)	$(0.03)	$(0.08)	$(0.06)

The fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the three and nine months ended September 30, 2005 and 2004: annual dividends of $0.00, expected volatility of 80%, risk free interest rate of 3.00%, and an expected life of five years.

Compensation expense of $28,000 and $161,000 was recorded in the consolidated statements of operations for the nine months ended September 30, 2005 and 2004, respectively, pursuant to variable accounting for certain options.

[18] Advertising:

Advertising expenses were $631,000 and $454,000 for the nine months ended September 30, 2005 and 2004, respectively. Advertising costs are charged to expense as incurred.

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

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

In consideration for the sale and purchase of the shares of common stock of SuperStock, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock which is exchangeable into 5,000,151 shares of the Company’s common stock, $2.6 million in cash and a 14 month secured note in the amount of $1.6 million that initially paid an interest rate of LIBOR plus 1.9% per annum. In addition, the Company granted warrants to the sellers to purchase 160,000 shares of its common stock at $0.56 per share and issued to the sellers and their advisors 573,589 shares of the Company’s common stock for $150,000 consideration. Final adjustments were made to the purchase price upon finalization of SuperStock's closing balance sheet pursuant to which the Company agreed to pay $100,000 to the sellers in three installments. The first installment was paid upon the signing of the final agreement, the second installment is due on March 1, 2006 and the third installment is due on March 1, 2007. The deferred payments due March 1, 2006 and March 1, 2007 in the form of a promissory note bear interest at the rate of 5% per annum commencing March 1, 2005 until paid in full.

As part of the original purchase agreement, the sellers may also receive up to $1.5 million should SuperStock achieve certain revenue milestones during the four year period after closing. The amount due for the first year (March 1, 2004 through February 28, 2005) was $201,000, and was accrued as a cost of the acquisition. The amount due for the second year (March 1, 2005 through February 28, 2006) has been estimated at $180,000; as of September 30, 2005, $105,000 has been accrued as a non-operating expense.

In addition, the Company repaid a $1.7 million credit facility of SuperStock and paid down $500,000 of a note secured by a first mortgage on the SuperStock Facility. This reduced the principal balance on the note secured by a first mortgage to $4.0 million at an interest rate of LIBOR plus 1.9% payable monthly plus principal.

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
Notes to Condensed Consolidated Financial Statements
September 30, 2005

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation and amortization, and at September 30, 2005 and December 31, 2004, is summarized as follows:

($ in thousands)	September 30, 2005	December 31, 2004
Furniture, fixtures & office equipment	$293	$412
Photo/Computer equipment	463	407
Software	160	138
Less: Accumulated depreciation	(505)	(410)
Total property & equipment, net	$411	$547

Depreciation and amortization in the amount of $1,075,000 and $675,000 are included in expenses for the nine months ended September 30, 2005 and 2004, respectively, in the condensed consolidated statements of operations and include depreciation and amortization for land and building, the photo collection and the contracts with photographers.

NOTE E -- GOODWILL AND OTHER INTANGIBLE ASSETS

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

Contracts with photographers ($980,000, net of amortization, as of September 30, 2005) are attributable to the acquisition of SuperStock, Inc. These contracts have an average life of five years and are automatically renewable. Amortization of the photographer’s contracts is based on projected revenues expected to be generated over the estimated ten year life of the underlying images.

NOTE F -- MINORITY INTEREST

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
September 30, 2005

NOTE G -- OPERATING SEGMENTS

The Company began operating domestically and internationally beginning February 29, 2004. The following table presents information about the Company’s domestic and international activity, including minority interest.

	($ in thousands)
	Domestic	International	Total
Three months ended September 30, 2005
Revenue	$1,788	$276	$2,064
Segment Loss	(1,229)	(114)	(1,343)

Three months ended September 30, 2004
Revenue	$1,708	$369	$2,077
Segment Loss	(1,012)	(34)	(1,046)

Nine months ended September 30, 2005
Revenue	$5,732	$971	$6,703
Segment Loss	(3,151)	(159)	(3,310)
Segment Assets at September 30, 2005	15,258	402	15,660

Nine months ended September 30, 2004
Revenue	$4,533	$869	$5,402
Segment Loss	(1,901)	(96)	(1,997)
Segment Assets at September 30, 2004	15,952	372	16,324

Domestic segment information includes $441,000 and $451,000 of revenue and $369,000 and $326,000 of account receivables, respectively, for the three months ended September 30, 2005 and 2004, attributable to foreign agents utilized by a domestic subsidiary. Domestic segment information includes $1,341,000 and $1,027,000 of revenue and $369,000 and $326,000 of account receivables, respectively, for the nine months ended September 30, 2005 and 2004, attributable to foreign agents utilized by a domestic subsidiary. International segment information reflects the operation of foreign subsidiaries. Those amounts are not based on the geographic origin of customers, which is not readily determinable.

NOTE H - DEBT FINANCINGS

[1] Convertible Subordinated Notes Payable:

In February 2004, the Company received $1,250,000 in connection with the issuance of two-year convertible subordinated notes (due February 29, 2006) which accrued interest at 12% for the first six months of the term thereof, 13.5% for the next twelve months of the term thereof, and 15% for the last six months of the term thereof and were convertible into the Company’s common stock along with 937,500 callable warrants exercisable at prices between $0.45 and $1.35 per share. The notes were convertible at a price based on a 30% discount to a twenty day average market price of the Company’s common stock, subject to a ceiling of $2.00 and, beginning in the thirteenth month after the closing of the acquisition of SuperStock, a floor of $0.90.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

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

[2] Unsecured Notes Payable:

On February 29, 2004, the Company received $1,050,000 in connection with the issuance of unsecured debt in the form of promissory notes (the “Original Notes”), which accrued interest at 12% for up to twelve months along with 630,000 callable warrants at $0.45 per share (the “Original Warrants”). In addition, the Company issued 63,000 warrants exercisable at $0.45 per share to an investment-banking firm in connection with the placement of the unsecured debt. The Original Notes matured on August 29, 2004, but provided for an automatic extension, if not paid, of six months with monthly extensions thereafter. The fair value of the warrants, which amounted to $245,000, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. Since the notes were still outstanding as of August 29, 2004, the number of shares subject to warrants was increased by 50% (315,000 callable warrants) at $0.45 per share. The fair value of the warrants issued for the six-month extension, which amounted to $31,000, was determined using the Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. The discount was amortized over the six-month term of the promissory notes.

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

On June 24, 2005, the Company amended and restated these unsecured notes (the “Restated Notes”). The aggregate amount outstanding under the Restated Notes remains at $1,050,000. The Restated Notes mature on July 15, 2006 (the “Maturity Date”) and bear interest due quarterly commencing on September 30, 2005 at a rate of 12% per annum, which increases to 18% per annum after the Maturity Date. The initial interest payment due September 30, 2005 included interest accrued from the February 29, 2004 date of issuance of $200,000. The Restated Notes include customary events of default, including the Company’s failure to pay any principal or interest when due, the Company’s insolvency or bankruptcy, or sale of substantially all of the Company’s assets. Upon the occurrence of an event of default, a Restated Note becomes due and payable at the written demand of the holder thereof.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

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

[3] Senior Secured Notes Payable

On February 22, 2005, a21, Inc. consummated a $2,250,000 financing (the "Financing") in the form of two-year interest only senior (non-convertible) secured notes and retired $1,250,000 of its two-year convertible subordinated notes issued in conjunction with a21's acquisition of SuperStock in February 2004. The investors in the Financing were existing investors of a21 and were also holders of the Subordinated Notes (as defined below). In the Financing, SuperStock issued new 12% senior secured notes due in February 2007 in the principal amount of $2,250,000 (the "Senior Notes") and retired all of its outstanding 13% convertible subordinated notes due February 28, 2006 (the "Subordinated Notes").

The Senior Notes may be prepaid without penalty at any time. They also have a provision which adds 4% of the original principal amount per year to their principal balance payable at maturity. For the nine months ended September 30, 2005, the principal balance has been increased by $54,500 based on this provision. In connection with the issuance of the Senior Notes, SuperStock entered into a security agreement, dated as of February 22, 2005 (the "Security Agreement"), pursuant to which it granted a first priority security interest in substantially all of the Company’s current and future assets.

Five year warrants to purchase 937,500 shares of a21 common stock originally issued to the holders of the Subordinated Notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares of a21 common stock, the holders of the Senior Notes received two year warrants to purchase an aggregate of 500,000 shares of a21 common stock at $0.225 per share and an aggregate of 562,500 shares of a21 common stock at $0.45 per share (together, the "Warrants"). During the nine months ended September 30, 2005, a21 recorded an additional debt discount of $10,000 for the excess of the fair value of the warrants to purchase 1,062,500 shares of a21 common stock on the date of issuance over the fair value of the warrants to purchase 937,500 shares of a21 common stock calculated at the time of amendment (reflecting the remaining term and the stock price on that date).

In September 2005, the Company issued 8,000,000 additional shares of common stock to accredited investors (see Note J[1]). Per an anti-dilution provision of the Warrants, this issuance of common stock resulted in an amendment of the exercise price of the warrants. The two year warrants to purchase an aggregate of 500,000 shares of a21 common stock have been amended to have an exercise price of $0.188 per share (originally $0.225 per share) and an aggregate of 562,500 shares of a21 common stock to have an exercise price of $0.377 per share (originally $0.45 per share). In accordance with this amendment, the Company recorded an additional debt discount of $7,000 (reflecting the remaining term and the stock price on that date). The debt discount is being amortized as interest expense over the term of the Senior Notes. The effective interest rate is 17%.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

In connection with the Financing, SuperStock paid the $1,250,000 of Subordinated Notes as of February 22, 2005 which had a carrying amount of $617,000, net of debt discount. In connection with repaying the Subordinated Notes, SuperStock also terminated the Exchange Agreements which it had entered with the holders of the Subordinated Notes and setting forth the terms pursuant to which the Subordinated Notes could have been converted into shares of a21 common stock. The Company reduced additional paid-in capital by $263,000, representing the intrinsic value of the beneficial conversion feature when the debt was repaid and recognized a loss on extinguishment of debt of $371,000, for the difference between the intrinsic value and the unamortized debt discount at the time of extinguishment.

NOTE I -- LOAN PAYABLE - SALE OF SUPERSTOCK LAND AND BUILDING

On June 30, 2004, the Company completed the sale and leaseback of the land and approximately 73,000 square foot building in Jacksonville, Florida where the Company’s headquarters are located. The facility was sold for $7.7 million for net proceeds of $7,516,000, of which $4,554,000 was used to repay a bank note that was secured by a first mortgage on the facility and $1,576,000 was used to repay other indebtedness to the selling shareholders of SuperStock. The building was leased back for a term of twenty years. The lease provides the Company with two five-year renewal options at specified payments.

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

The following table summarizes the Company’s annual maturities under the loan payable as of September 30, 2005:

Year Ending September 30, ($ in thousands)
2006	$13
2007	30
2008	50
2009	73
2010	102
Thereafter	7,189
7,457
Less: Current Portion	(13)
Long Term Portion	$7,444

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

NOTE J -- STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

[1] Common stock:

The Company is authorized to issue 100,000,000 shares of its $.001 par value common stock.

In February 2004, the Company received aggregate gross proceeds of $5.9 million in equity and debt financings. The Company received proceeds of $3.0 million (net proceeds of $2.8 million), and $600,000 of liabilities owed by the Company were exchanged in connection with the issuance of 18,000,000 shares of common stock along with 5,508,000 warrants exercisable at $0.20 per share and 19,828,800 callable warrants exercisable at prices between $0.225 and $1.35 per share. In addition, the Company issued 450,000 shares of common stock to an investment-banking firm in connection with the placement of the equity. The liabilities that were exchanged included $475,000 of notes payable to affiliates and $125,000 of accrued compensation due to the Company’s Chairman and President.

During the year ended December 31, 2004, the Company issued 490,000 shares of its common stock for services and payment of equity placement costs and 670,000 shares of its common stock for services in settlement of accrued compensation and compensation expense of $147,000 to officers and consultants.

During the nine months ended September 30, 2005, the Company issued 605,000 shares of its restricted common stock to its five non-employee directors as compensation for their services of which 142,500 are subject to repurchase, at the Company’s option, by the Company at $.01 per share as of September 30, 2005. The Company issued 2,410,000 shares of its restricted common stock to three of its officers pursuant to the terms of their employment agreements, of which 1,187,500 are subject to repurchase by the Company at $.01 per share as of September 30, 2005. The Company also issued 150,000 shares of its restricted common stock to a consultant. These stock grants resulted in unamortized deferred compensation of $189,000 included in the Condensed Consolidated Statements of Stockholder’s Equity (Capital Deficit) as of September 30, 2005 and compensation expense of $208,000 for the nine months ended September 30, 2005.

During the three months ended September 30, 2005, the Company issued 8,000,000 shares of its restricted common stock with piggyback registration rights to accredited investors for $1,200,000 in cash.

[2] Stock options and warrants:

Options and warrants have been granted to officers, directors and employees based upon employment agreements and other agreements with investors at the discretion of the Board of Directors.

In March 2005, the Company’s Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”) and, subject to shareholder approval, the issuance of up to 6,000,000 shares of which up to 2,000,000 are in the form of options to the employees of SuperStock as agreed per the Amended and Restated Stock Purchase and Recapitalization Agreement by and among a21, SuperStock and its stockholders dated February 29, 2004. The 2005 Plan authorizes the Company’s board of directors to award Incentive Stock Options, Nonstatutory Stock Options, stock appreciation rights, performance shares, restricted stock or unrestricted stock to the employees and independent contractors, including

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

consultants, directors, advisors and other service providers of the Company. Certain options and warrants to be granted under the 2005 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2005 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2005 Plan expire after a five-year period and are subject to acceleration upon the occurrence of certain events. As of September 30, 2005, 3,781,397 options were granted to employees under this plan and 2,218,603 options remained available for grant under the 2005 Plan. On their respective grant dates, the exercise prices of the options were all at or above the market price of the Company’s common shares.

Pursuant to the Company’s 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan, as amended (the "2002 Plan"), 3,000,000 shares of the Company's common stock are reserved for issuance. The 2002 Plan authorizes the Company’s board of directors to issue warrants, options, restricted or unrestricted common stock and other awards to the employees, consultants and directors of the Company and its affiliates. Certain options and warrants to be granted under the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2002 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan expire after a five-year period and are subject to acceleration upon the occurrence of certain events. As of September 30, 2005 there were 496,264 options available for grant under the 2002 Plan.

NOTE K -- COMMITMENTS AND OTHER MATTERS

[1] Consulting and advisory services agreements (see Note K[4]):

In September 2002, the Company entered a three-year agreement with a consultant to act as the Company's Chairman of the Board. The agreement calls for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation may be payable in common shares of the Company at the individual's option in the event that the Company does not make above payments in cash at the end of each month. The rate at which common shares were issued was 150% of cash compensation due or restricted common shares at 200% of the cash compensation due. During 2003 the Company issued 1,013,005 shares of common stock as consideration for $105,000 of accrued compensation. In addition, in January 2004, the Company awarded the consultant an option to purchase 1,505,514 common shares at $0.30. In May 2004, the consultant agreed to serve as Chief Executive Officer. This consulting agreement has been terminated and the Company and executive officer have entered into an employment agreement whereby he serves as a21’s Chief Executive Officer.

Pursuant to a consulting agreement dated July 1, 2002 between the Company and one of its stockholders, the stockholder agreed to serve as a consultant to the Company and to provide marketing and consulting services. As compensation for his services, the Company issued the stockholder a warrant to purchase 50,000 shares of common stock at an exercise price of $0.25 per share, and issued 30,000 shares of common stock in 2002 and 30,000 shares in 2003. The agreement with the Company has expired and the Company entered into an employment contract with this executive officer, who currently serves as Vice Chairman, President and Chief Financial Officer of a21 and Chief Executive Officer of SuperStock. Prior to these positions, he served as Chief Strategic Officer from June 2004 to December 2004 and from February 2001 to May 2004, he served as an advisor.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

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

[2] Lease commitments:

The capital lease agreement for the Company’s headquarters facility (see Note I) includes a requirement to maintain a security deposit, funded as a letter of credit in the amount of $660,000, which is secured by restricted cash of $669,000 in the balance sheet as of September 30, 2005. The lease agreement also requires the Company to fund additional $30,000 deposits on the first day of each July, October, January, and April beginning July 1, 2005 up to and including July 1, 2006, for a total of $750,000. In November 2005, the Company received two certificates of deposit (“CDs”) from investors in the aggregate amount of $690,000 in exchange for its issuance of promissory notes and restricted common stock. The CDs replace the current deposits maintained by the Company that secure the letter of credit (See Note L[4]).

In a lease agreement for SuperStock Limited in the UK, the Company has sublet the entire facility to a third party as of June 2002 until the expiration of the lease in 2014. In accordance with the lease agreement, SuperStock Limited would be liable for £51,000 per year under the covenants in the lease in the event the company who has sublet the facility is unable to perform under such terms.

[3] Litigation and settlement of claims:

The Company has been involved in various claims and lawsuits, primarily with former officers and employees, both for and against the Company. Management believes that there are no such matters outstanding that would have a material adverse effect on the Company's results of operations and financial position.

[4] Employment Agreements:

On May 13, 2005, a21 executed an employment agreement with its Chairman and Chief Executive Officer. On May 13, 2005, a21 and SuperStock executed employment agreements with a21’s Vice Chairman, President and Chief Financial Officer, who is also the Chief Executive Officer of SuperStock, and a21’s Chief Creative Officer, who is also the President and Chief Creative Officer of SuperStock. Each of these employment agreements is for a term of three years and includes a confidentiality covenant, a non-competition covenant and a post-termination prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

a21, Inc. and Subsidiaries (Unaudited)
Notes to Condensed Consolidated Financial Statements
September 30, 2005

In connection with executing these employment agreements, effective as of May 1, 2005, the Company issued an aggregate of 2,410,000 shares of its restricted common stock to these executive officers, of which 1,187,500 are subject to repurchase, at the Company’s option, by the Company at $.01 per share as of September 30, 2005, and granted five-year stock options to purchase 2,000,000 shares of common stock, which are exercisable at $0.30 per share and fully vest by February 28, 2007. As of May 1, 2005, the Company issued to its non-employee directors 510,000 shares of its restricted common stock, of which 67,500 are subject to repurchase, at the Company’s option, by the Company at $.01 per share as of September 30, 2005, and granted to these directors five-year stock options to purchase 510,000 shares of common stock, which are exercisable at $0.30 per share and fully vest by December 1, 2005. As of June 13, 2005, the Company issued to a new non-employee director 95,000 shares of its restricted common stock, of which 75,000 are subject to repurchase, at the Company’s option, by the Company at $.01 per share as of September 30, 2005, and granted to this director a five-year stock option to purchase 95,000 shares of common stock, which are exercisable at $0.30 per share and fully vest by December 1, 2006. See Note J[1] for the effect of issuing the restricted common stock.

NOTE L - SUBSEQUENT EVENTS

[1] Equity Transactions:

On October 4, 2005 the Company completed a financing pursuant to which it raised approximately $3,166,000. The financing involved the sale to ten “accredited investors” by a significant stockholder of the Company of outstanding warrants to purchase 21,114,000 shares of the Company’s common stock. The exercise price with respect to 17,114,000 shares had been reduced to $0.185 per share for two days commencing with the sale to the investors. The buyers exercised the warrants at the reduced price. Most of the proceeds from this transaction were used in consummating the acquisition of Ingram Publishing described in Note L[2] below.

As part of this financing, a21 amended and restated the remaining warrant to purchase 4,000,000 shares of a21 common stock. Pursuant to this warrant, the exercise price is a minimum of $0.25 per share, subject to adjustment based on, among other things, a five-date volume weighted average price and whether the shares underlying this warrant are eligible for resale pursuant to a registration statement under the Securities Act of 1933.

[2] Acquisition of Ingram Publishing:

On October 12, 2005 the Company completed the acquisition of all of the outstanding stock of Ingram Publishing Limited (“Ingram”) from its stockholders. In consideration for the outstanding stock of Ingram, Ingram’s stockholders received $965,000 in cash, 3,620,000 shares of a21 common stock and $1,448,000 in preferred stock that is convertible into shares of the Company’s common stock at a minimum price of $0.50 per share. The purchase price is subject to adjustments based on Ingram’s closing balance sheet. In addition, the Company repaid a $1,548,000 credit facility of Ingram and other Ingram debt and transaction costs of $287,000.

[3] Employment Agreement:

On October 19, 2005, a21 and SuperStock entered a three-year employment agreement with SuperStock’s Executive Vice President and Chief Financial Officer, which includes a confidentiality covenant, a non-competition covenant and a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock. In connection with executing the employment agreement, the Company issued 175,000 shares of restricted common stock, and granted a five-year stock option to purchase 300,000 shares of a21 common stock exercisable at $0.30 per share. The restricted shares and options fully vest by February 28, 2007.

[4] Additional Financing

On November 17, 2005 the Company entered into a loan agreement with two of its current investors whereby the Company issued two promissory notes for a $690,000 aggregate principal amount and received from the investors two certificates of deposit (“CDs”) in like amounts. These certificates will replace the current deposits maintained by the Company that secure the letter of credit issued in lieu of the security deposit required under the capital lease agreement for the Company’s headquarters (see Notes B[7] and I). The loan and the CDs both carry a term of three years. In addition to the interest on the loan, which is equivalent to the interest earned on the CDs plus 10% payable annually, the investors will receive 200,000 shares of the Company’s common stock. The loan, which was obtained as a means of providing additional liquidity to the Company, is subordinate to the senior secured notes (see Note H[3]).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have summarized significant accounting policies in Note B to the condensed consolidated financial statements included in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES. Revenues were $2,064,000 in the three months ended September 30, 2005 compared to $2,077,000 in the three months ended September 30, 2004. A decrease in sales from our UK and Canadian operations was offset by an increase in U.S. sales, while sales of foreign distributors remained constant. A key factor contributing to the decline in revenues for the Company’s UK office was the delay in implemention of a new e-commerce enabled web site through which our UK customers can order our products. We have increased marketing efforts and expenses in the three months ended September 30, 2005 as compared to the same period in 2004 in an effort to increase revenues both internationally and domestically.

GROSS PROFIT. Gross profit was $1,395,000 in the three months ended September 30, 2005 compared to $1,467,000 in the three months ended September 30, 2004. As a percentage of revenues, gross profit was 68% for the three months ended September 30, 2005 and 71% for the three months ended September 30, 2004. Gross profit may vary in any period depending on the relative mix of stock photography distributed that is either licensed from third parties or owned by us. The decrease in gross profit margin is primarily attributable to an increase in the sale of stock imagery from third parties as compared to stock imagery we own.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (“SG&A”) were $1,997,000 in the three months ended September 30, 2005 compared to $1,907,000 in the three months ended September 30, 2004. This increase was primarily attributable to an increase in marketing expenses for existing and newly-created product lines. Marketing expenses were $355,000 for the three months ended September 30, 2005 compared to $232,000 for the three months ended September 30, 2004.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $363,000 in the three months ended September 30, 2005 compared to $251,000 in the three months ended September 30, 2004. This increase was primarily attributable to the adjustment of the purchase price allocation which resulted in a reclassification of assets recorded in connection with the acquisition of SuperStock, increasing the amortization expense recognized in the three month period ended September 30, 2005.

NET INTEREST EXPENSE. Net interest expense was $316,000 in the three months ended September 30, 2005 compared to $522,000 in the three months ended September 30, 2004. This decrease is primarily attributable to the payment of our convertible subordinated notes in February 2005.

NET LOSS. Net loss was $1,343,000, or $0.03 per share, in the three months ended September 30, 2005 compared to net loss of $1,046,000, or $0.03 per share, in the three month period ended September 30, 2004. The increase in net loss is principally due to the income tax benefit of $280,000 we recorded in the three month period ended September 30, 2004, which resulted from the sale of the SuperStock land and building.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Prior to the acquisition of SuperStock in February 2004, we were a development stage company. All financial information presented for the nine months ended September 30, 2004 includes the accounts of SuperStock from the acquisition date of February 29, 2004 through September 30, 2004.

REVENUES. Revenues were $6,703,000 in the nine months ended September 30, 2005 compared to $5,402,000 in the nine months ended September 30, 2004. The increase in revenues in the nine months ended September 30, 2005 was attributable to our subsidiary, SuperStock, generating revenue for the full nine months ended September 30, 2005 compared to 2004, which includes only seven months of SuperStock operations.

GROSS PROFIT. Gross profit was $4,606,000 in the nine months ended September 30, 2005 compared to $3,805,000 in the nine months ended September 30, 2004. This increase was attributable to a full nine months of gross profit for SuperStock for the nine months ended September 30, 2005 compared to 2004, which includes only seven months of SuperStock operations. As a percentage of revenues, gross profit was 69% and 70% in the nine months ended September 30, 2005 and 2004, respectively. Gross profit as a percentage of revenues may vary in any period depending on the relative mix of stock photography distributed that is either licensed from third parties or owned by the Company. The decrease in gross profit margin is primarily attributable to an increase in the sale of stock imagery from third parties as compared to stock imagery we own.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $5,517,000 in the nine months ended September 30, 2005 compared to $4,305,000 in the nine months ended September 30, 2004. This increase was primarily attributable to SG&A expenses for SuperStock for the full nine months ended September 30, 2005 compared to 2004, which includes only seven months of SuperStock operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1,075,000 in the nine months ended September 30, 2005 compared to $675,000 in the nine months ended September 30, 2004. This increase was primarily attributable to the adjustment of the purchase price allocation recorded in connection with the acquisition of SuperStock, which increased the book value of certain tangible and intangible assets and resulted in an increase in related depreciation and amortization expense that was recognized in the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004. In addition, depreciation and amortization expenses include the full nine months ended September 30, 2005 compared to 2004, which includes only seven months of SuperStock operations.

NET INTEREST EXPENSE. Net interest expense was $1,045,000 in the nine months ended September 30, 2005 compared to $1,041,000 in the nine months ended September 30, 2004. Interest expense in the nine months ended September 30, 2005 is primarily attributable to interest recorded in connection with the lease of the SuperStock facility, the senior secured notes and the unsecured notes. Interest expense in the nine months ended September 30, 2004 is primarily attributable to amortization of debt discount and interest in connection with the convertible subordinated notes repaid in February 2005, notes due to the sellers of SuperStock repaid in June 2004, the note which was secured by the Company’s facility repaid in June 2004, and the unsecured notes.

OTHER EXPENSE, NET. Other expense, net was $279,000 for the nine months ended September 30, 2005 compared to $61,000 in the nine months ended September 30, 2004. The increase in other expenses reflects a $371,000 loss on the extinguishment of the convertible subordinated notes payable.

NET LOSS. Net loss was $3,310,000, or $0.08 per share, in the nine months ended September 30, 2005 compared to $1,997,000, or $0.06 per share, in the nine month period ended September 30, 2004. The increase in net loss is principally due to an increase in SG&A expenses without a corresponding increase in revenues, an increase in depreciation expense, and a loss on extinguishment of debt of $371,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had $1,157,000 of cash and cash equivalents and a working capital deficit of $1,028,000, compared to $717,000 in cash and a working capital deficit of $91,000 at December 31, 2004. The increase in cash is due to the proceeds from the sale of the Company’s common stock during the three months ended September 30, 2005. The increase in working capital deficit is attributable to the increase in the current portion of the unsecured notes.

Net cash used in operating activities for the nine months ended September 30, 2005 was $1,582,000, compared to net cash used in operating activities of $1,457,000 for the nine months ended September 30, 2004. The net cash used in operating activities in the nine months ended September 30, 2005 was due primarily to the net loss of $3,310,000 and an increase in accounts receivable of $331,000, adjusted for $1,075,000 of depreciation and amortization and a $371,000 loss on extinguishment of the beneficial conversion feature. The increase in receivables was primarily due to an increase in long-term accounts receivable from the subtenant at the Company’s headquarters for the nine months ended September 30, 2005. Net cash used in operating activities in the nine months ended September 30, 2004 was principally due to a net loss of $1,997,000 and a decrease in deferred income taxes, net of $385,000, adjusted for $675,000 of depreciation and amortization, $209,000 of non-cash compensation from the issuance of options and warrants, and $615,000 of amortization of debt discount related to notes payable, in addition to an increase in restricted cash of $600,000 and a decrease in accounts payable and accrued expenses of $236,000.

Net cash used in investing activities for the nine months ended September 30, 2005 was $287,000, compared to net cash used in investing activities for the nine months ended September 30, 2004 of $1,711,000. Net cash used in investing activities in the nine months ended September 30, 2005 was primarily due to the additions to leasehold improvements of $232,000 and purchase of property and equipment of $46,000. Net cash used in investing activities in the nine months ended September 30, 2004 was from the net cash investment in the acquisition of SuperStock, in the amount of $1,417,000 and the purchase of property and equipment of $294,000.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $2,194,000, compared to net cash provided by financing activities of $4,557,000 for the nine months ended September 30, 2004. Net cash provided by financing activities in the nine months ended September 30, 2005 was mainly due to the new $2,250,000 senior secured notes partially offset by the retirement of the $1,250,000 convertible subordinated notes (see Note H), and net proceeds of $1,204,000 in connection with the issuance of common stock. Net cash provided by financing activities in the nine months ended September 30, 2004 was primarily from net proceeds of $7,516,000 from the sale of the land and building, and net proceeds of $2,790,000 in connection with the issuance of common stock and warrants, proceeds of $2,300,000 from the issuance of notes payable and warrants, which was partially offset by the repayment of the building mortgage of $4,554,000, repayment of the revolving credit line of $1,700,000 and the repayment of $1,736,000 of debt.

On October 4, 2005 the Company completed a financing pursuant to which it raised approximately $3,166,000. The financing involved the sale to ten “accredited investors” by a significant stockholder of the Company of outstanding warrants to purchase 21,114,000 shares of the Company’s common stock. The exercise price with respect to 17,114,000 shares had been reduced to $0.185 per share for two days commencing with the sale to the investors. The buyers exercised the warrants at the reduced price. Most of the proceeds from this transaction were used in consummating the acquisition of Ingram Publishing. The Company intends to raise additional capital through financings by the issuance of debt, equity or other potential transactions to support the Company’s business plan for internal growth and growth by acquisitions.

On November 17, 2005 the Company entered into a loan agreement with two of its current investors whereby the Company issued two promissory notes for a $690,000 aggregate principal amount and received from the investors two certificates of deposit (“CDs”) in like amounts. These certificates will replace the current deposits maintained by the Company that secure the letter of credit issued in lieu of the security deposit required under the capital lease agreement for the Company’s headquarters (see Notes B[7] and I). The loan and the CDs both carry a term of three years. In addition to the interest on the loan, which is equivalent to the interest earned on the CDs plus 10% payable annually, the investors will receive 200,000 shares of the Company’s common stock. The loan, which was obtained as a means of providing additional liquidity to the Company, is subordinate to the senior secured notes (see Note H[3]).

While the Company believes that the amount of its current capital will be sufficient for the next twelve months based on its current internal growth plan, the Company will need to raise additional capital to conclude any potential growth by acquisitions and to retire its unsecured notes which mature on July 15, 2006. Because the assumptions upon which its business plan was based are subject to change, there can be no guarantee that the Company will have sufficient capital or will be able to obtain sufficient capital to execute its business plan. Additionally, if the Company needs to secure additional capital to fund its business plan, there can be no guarantee that the Company will be successful in closing any debt, equity or other potential transactions on terms favorable to the Company, if at all.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms because of the deficiencies in internal controls over financial reporting described below.

The Company identified a material weakness in the design or operation of internal controls that could adversely affect its ability to record, process, summarize and report interim financial data. The material weakness identified pertains specifically to the recording of convertible debt instruments and deferred tax assets. As a result of the material weaknesses in connection with recording convertible debt instruments (which instruments were repaid in the first quarter 2005) and deferred tax assets, the Company filed an amendment to its annual report on Form 10-KSB for the year ended 2004 and its quarterly report on Form 10-QSB for the quarter ended March 31, 2005.

Upon determining that there were material weaknesses in its disclosure controls and procedures, specifically its internal controls over financial reporting, the Company’s management, with the oversight of its Audit Committee, commenced an assessment of the factors that contributed to such weaknesses and the steps required to remediate the Company’s internal control over financial reporting. In addition to its independent accountants, the Company retained an independent professional resource firm to assist it in various financial reporting functions, including assessing the adequacy of its disclosure controls and procedures. To enhance its staff’s financial accounting and reporting capabilities, the Company plans to increase the size of its financial staff by retaining experienced personnel as well as providing such staff with additional training in public company reporting. By December 31, 2005, the Company plans to complete its assessment of the material weaknesses in its disclosure controls and procedures.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 21, 2005, a21 entered into subscription agreements with investors whereby the investors purchased an aggregate of 1,000,000 shares of the a21’s common stock, par value $0.001 per share (the “Shares”) at a purchase price of $0.15 per share, or an aggregate purchase price of $150,000. The Shares were sold in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

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

a21, Inc.

Date: November 28, 2005	By: /s/ ALBERT H. PLEUS
Albert H. Pleus Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 28, 2005	By: /s/ THOMAS V. BUTTA
Thomas V. Butta Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)