Form 10KSB
period 2005-12-31
A21 INC
filed 2006-04-17
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: December 31, 2005

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12G-2 of the Exchange Act [____]

State issuer's revenues for its most recent fiscal year: $9.6 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $14,504,586, based on the closing price of the issuer’s common stock on March 27, 2006, as reported by the OTC Bulletin Board. As of March 27, 2006, 77,073,129 shares of the issuer's common stock were outstanding.

Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

In this Annual Report on Form 10-KSB, "a21," "the Company," "we," "us," and "our" refer to a21, Inc. and its consolidated subsidiaries, unless the context otherwise dictates. The consolidated financial statements included herein include SuperStock, Inc. and Ingram Publishing Limited from their respective acquisition dates during 2004 and 2005.

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF THE BUSINESS

OVERVIEW

a21, Inc. was incorporated in the State of Texas in October 1998, under the name Saratoga Holdings I, Inc. In February 2004, we completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc. In October 2005, we completed the acquisition of all of the outstanding stock of Ingram Publishing Limited.

Through SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries and private collections and license the visual content to our customers. Our customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). Our products are sold directly and through a global network of distributors in over 100 countries.

Ingram is a UK-based provider of subscription, CD-ROM and individual royalty free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities.

BACKGROUND

Reverse Acquisition With Agence 21, Inc.

On April 18, 2002, Agence 21, Inc. entered into an exchange agreement with the Company, then named Saratoga Holdings I, Inc., and a21 Acquisition LLC, a wholly owned subsidiary of Saratoga.

On April 30, 2002, pursuant to the exchange agreement, the stockholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence for the 9,245,000 shares of the Company's common stock held by a21 Acquisition (representing 83.3% of the outstanding common stock of Saratoga). The minority stockholders of Agence hold 4,887,000 shares of common stock in Agence representing a 15.7% minority interest in the subsidiary, which the holders could have exchanged into 1,629,000 common shares of the Company prior to the expiration of the exchange agreement. 4,062,000 of the Nonexchanged Shares were issued to a founder upon formation of Agence. 825,000 of the Nonexchanged Shares were issued as consideration for services. Effective with the closing of the exchange, Saratoga changed its name to a21, Inc.

1

The exchange was accounted for as a reverse acquisition, since the former stockholders of Agence acquired a majority of the outstanding common stock of Saratoga. Accordingly, the combination of Agence and Saratoga was recorded as a recapitalization of Agence pursuant to which Agence is treated as the continuing entity for accounting purposes, and the historical financial statements are those of Agence. a21 Acquisition and Agence continue to operate as wholly and majority owned subsidiaries of the registrant. Agence has no operations, and is not likely to in the foreseeable future.

Acquisitions

SuperStock, Inc.

In February 2004, we completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc., a licensor of stock images to the advertising, media and publishing industries. SuperStock's primary assets currently include approximately 1,000,000 images that it either owns or licenses from third parties, an approximately 73,000 square foot facility in Jacksonville, Florida (which we, through our SuperStock subsidiary, sold and leased back from the buyer), receivables from its customers and cash.

In consideration for the sale and purchase of the common stock of SuperStock, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock which is exchangeable into 5,000,151 shares of our common stock, $2.6 million in cash and a 14 month secured note in the amount of $1.6 million that initially pays an interest rate of LIBOR plus 1.9% per annum. In addition, we granted warrants to the sellers to purchase 160,000 shares of our common stock at $0.56 per share and issued to the sellers and their advisors 573,589 shares of our common stock for about $150,000 cash consideration. Final adjustments were made to the purchase price upon finalization of SuperStock's closing balance sheet. We finalized a settlement relating to such final adjustments with the Sellers as of March 3, 2005, pursuant to which we agreed to pay $100,000 to the Sellers, in three installments. We made our first payment on signing the settlement agreement and issued a promissory note for the deferred portion bearing interest at the rate of five percent per annum beginning March 1, 2005 until paid in full. As part of the original purchase agreement, the sellers may also receive up to $1.5 million should SuperStock achieve certain revenue milestones during the four year period after closing, of which the payment for the first year ending February 28, 2005 was approximately $201,000 and the second year ending February 28, 2006 is expected to be approximately $190,000. Such related payments made to-date or in the future are considered incremental purchase value and therefore charged as incremental goodwill.

In connection with the SuperStock Acquisition, we raised $5.3 million in equity and debt financing in addition to the $150,000 received as discussed above. Barron Partners, L.P. paid $3.0 million (net proceeds of $2.8 million), and $600,000 of liabilities owed by us to our executive officers and directors were converted on the same terms and conditions as Barron.

In addition, we obtained an additional $1.25 million of financing and issued a two-year convertible subordinated note, which was to accrue interest at 12% for the first six months, 13.5% for the next 12 months, and 15% for the last six months and which was convertible into shares of our common stock with a cap of $2.00 per share and, beginning in the thirteenth month, a floor of $0.90 per share. The holder of the note also received 937,500 callable warrants with exercise prices of $0.45, $0.90 and $1.35 per share of our common stock. The remaining $1.1 million of financing was in the form of unsecured debt, which accrues interest at 12% for up to 12 months and the holder of this note also received 945,000 callable warrants with an exercise price of $0.45 per share of our common stock. The unsecured debt is extendible on a month to month basis after one year upon the issuance of additional warrants.

On June 30, 2004, we completed the sale and leaseback of the land and approximately 73,000 square foot building in which our headquarters is located in Jacksonville, Florida. The facility was sold for $7.7 million and resulted in net proceeds of $7.5 million, of which $4.0 million was used to repay a bank note that was secured by a first mortgage on the facility and $1.6 million was used to repay other indebtedness. The building was leased back for a term of twenty years. The lease provides us with two five-year renewal options at specified payments.

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

In September 2004, we entered into an agreement to sublease 40,000 square feet of its 73,000 square foot Jacksonville, FL headquarters to Recruitmax Software, Inc., a human resources software company. Under the terms of the sublease agreement, Recruitmax will pay us $3.5 million over a six-year period. The sublease terminates on October 31, 2010, subject to Recruitmax’s renewal option.

In November 2004, in order to increase operating efficiency and reduce costs, we restructured management, management compensation, and certain of its operations which it outsourced if it did not consider them part of its core competence. We also made Thomas V. Butta, the Chief Executive Officer of SuperStock and our President.

Ingram Publishing Limited

On October 4, 2005, we completed a transaction pursuant to which we raised net proceeds of approximately $3.2 million. The transaction involved the sale to ten “accredited investors” by a significant stockholder of the Company of outstanding warrants to purchase 21,114,000 shares of our common stock. The exercise price with respect to such warrants to purchase 17,114,000 shares was reduced by us to $0.185 per share from a range of $0.20 and $1.35 per share commencing with the sale to the investors. The investors exercised the warrants at the reduced price. As part of this transaction, we repriced the remaining warrants to purchase 4,000,000 shares of our common stock. Pursuant to this change, the exercise price was a minimum of $0.25 per share, subject to adjustment based on, among other things, a five-day volume weighted average price and whether the shares underlying this warrant are eligible for resale pursuant to a registration statement under the Securities Act of 1933. As a result of the repricing of the warrants to purchase 21,114,000 shares of our common stock, we recorded a deemed dividend of approximately $219,000, increasing the net loss applicable to common stockholders. The warrants to purchase 4,000,000 shares of common stock were exercised in March 2006 at $0.30 per share.

On October 12, 2005, we completed the acquisition of all of the outstanding stock of Ingram Publishing Limited ("Ingram") from its stockholders. Ingram is a UK-based provider of subscription, CD-ROM and individual royalty-free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities. Ingram's primary assets include approximately 100,000 images that it licenses from third parties, receivables from its customers and cash.

In consideration for the outstanding stock of Ingram, the stockholders received $2.5 million in cash, approximately $1.3 million of our preferred stock which is convertible into shares our common stock at a minimum price of $0.50 per share, and 3,620,000 shares of our common stock. In addition, we paid transaction costs of approximately $530,000. Ingram had no other significant liabilities at closing other than normal accounts payable and accrued expenses. Our preferred stock issued in connection with the acquisition of Ingram was converted into 2,522,648 shares of our common stock on March 14, 2006.

In conjunction with the Ingram acquisition, we entered service agreements (equivalent to employment agreements) with the three principal managing directors of Ingram through April 2007. These agreements provide for annual base compensation of approximately $120,000 for each managing director and include provisions for non-competition.

RECENT DEVELOPMENTS

On February 16, 2006, an information statement was mailed or furnished to our stockholders in connection with the authorization and approval by a majority of our Board of Directors of the 2005 Stock Incentive Plan (“Stock Plan”) at a meeting held on March 10, 2005 and the subsequent adoption of such corporate action by written consent on February 9, 2006 of stockholders entitled to vote 65.51% of the aggregate outstanding shares of our common stock.

On March 6, 2006, we received $1.2 million in connection with the exercise of warrants to purchase four million shares of our common stock held by CRT Capital Group, LLC, one of our significant stockholders. In connection with the exercise of the warrants, we set the exercise price of the warrants to $0.30 per unregistered share, which is approximately 10% less than what the exercise price would have been pursuant to the terms of the warrants as amended in October 2005. This accommodation was granted by us in order to facilitate the transaction.

On March 14, 2006, we issued 2,522,648 shares of our common stock to the holders of our Series A Convertible Preferred Stock, which we originally issued in connection with the acquisition of Ingram on October 12, 2005. The Preferred Stock was converted into our common stock at a price per share of the common stock of $0.574, the average of the closing price of our common stock for the 20 trading day period ending on March 13, 2006.

OPERATIONS AND TECHNOLOGY

Through our subsidiaries, SuperStock and Ingram, we aggregate visual content from photographers, photography agencies, archives, libraries and private collections, and make such visual content available to creative professionals at advertising and design agencies, publishing and media entities, in-house communication departments and outside corporate communications firms, small and home office businesses, and the general public.

Images are not sold: reproduction and usage rights are licensed. For SuperStock, such licenses fall into two main types - rights-managed and royalty-free. A rights-managed license is a limited license whereby the usage (for instance, a magazine advertisement or a billboard), term (either for one-time use or for a specified time) and venue (for instance, within the U.S. or Europe or globally) are fully defined. A royalty-free license is a misnomer that has been widely adopted in the industry. It is an unlimited license, whereby the image can be reused indefinitely for an unlimited time, as long as the license is not re-sold or transferred. For Ingram, image rights are licensed on a subscription basis typically ranging from one-month to twelve-month terms.

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

Acquisition and distribution of our products is primarily performed digitally. Independent photographers and/or vendors deliver images to use either in digital form or on film, which we then digitize using our in-house scanning facilities. The image files are uploaded onto our online storage facility and are assigned various file names and information. Finally, they are assigned various metadata such as keywords and subject codes, enabling the search engine to find and display the images to our customers.

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

Customers typically search for images by using the search engine on our website. Given any number of input parameters, which include keywords, subject matter, product type and image number, the search engine returns the appropriate images for the customer to peruse and select. The search can then be refined or repeated with modified input parameters. An image search is usually an iterative process. Upon request and for no addition cost to the client, we make available the search capability of our in-house research team.

Pricing of Our Products

For SuperStock, pricing for each customer group varies depending upon product type, with rights-managed images generally selling at a higher price point than royalty-free images. Pricing of rights-managed licenses is determined by a number of factors. These factors are selected by our customers to suit their specific needs. Pricing for images procured through a rights-managed license currently range from approximately $300 for a quarter page editorial inside a magazine to over $10,000 for use in a major print advertising campaign. Pricing for images procured through a royalty-free license currently range from approximately $80 for a low resolution image to approximately $450 for a high resolution, full page image. Rights-managed image sales generally require more of our support staff than royalty-free image sales, typically because of the time and effort required to negotiate and monitor the rights-managed licenses and because rights-managed licensors are often a higher level, more sophisticated customer. Ingram’s subscription pricing model offers access to certain images for fees ranging from $150 to $600 depending on the term of the license.

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

Vintage Photography

The bulk of our vintage collection consists of SuperStock’s earlier acquisition of the Devaney Collection, which is comprised of commercial and advertising photography from the 1940’s through the 1960’s. In addition to being virtually impossible to replicate, this unique collection is available for commercial and advertising use by virtue of the model releases, which are essentially written permissions from the persons appearing in the photographs that their image may be commercially exploited. In addition to the Devaney Collection, we have distribution agreements with a number of notable and prestigious archives, including the Culver Collection and the Underwood Photo Archive.

Fine Art

Our broad repertoire of fine art imagery ranges from prehistoric cave paintings to modern and contemporary pieces from living artists, the many artistic movements throughout history, religious and cultural works, and photographs of antiques and artifacts. This collection is the result of over a quarter century of aggregations by SuperStock and affiliations with various archives, libraries, museums and private collections, which includes The Bridgeman Art Library, AKG Berlin, The National Portrait Gallery, Christie’s Images, The Huntington Library and the Giraudon Collection.

CUSTOMERS

We serve a variety of customers in four major categories: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and retail (the general public). These customer categories are not mutually exclusive. Due to the large number of our customers and their dispersion across many geographic areas, we are not dependent on a single customer or a few customers, the loss of which would have a material adverse effect on us.

Creative

We supply our creative customers with imagery that typically conveys a commercial or advertising message. These customers usually demand unique, cutting-edge imagery and often require exclusive rights for specific periods, ranging from one year to ten years.

We have found that conceptual imagery (those that depict victory, profit, joy, danger, etc.) is very important to this customer group. These images are the most difficult to search for using keywords, which can be highly subjective. Therefore, we have assembled a staff of researchers, all of whom have relevant fine arts backgrounds and who are well-trained and experienced in photography, the arts, and graphic design, allowing us to provide custom research to our customers. This is an important element differentiating SuperStock from the competition.

Editorial

We supply a variety of imagery for use in the publication of textbooks, magazines, newspapers and web portals where there is a need to illustrate the stories and editorials with imagery. Such images include various places and landmarks of the world, wildlife and nature, societal issues such as health care and education, and famous people and historical figures and events.

Corporate

We supply a variety of imagery for use in business and corporate communications, which may be included in brochures, annual reports, newsletters, websites, and multi-media presentations. The imagery needs of this customer group typically run the gamut from conceptual imagery to editorial imagery.

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

MARKETING

Our fundamental draw and market positioning device is our SuperStock brand. On occasion, we have been able to co-brand certain products, services and marketing activities with those of certain vendors, especially vendors who have well established brand identities. On occasion, we have used the names of individual photographers, especially those with unique bodies of work or those who are well renowned, in our marketing activities.

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

Telemarketing

Our ongoing effort to update and add to our customer list is also an opportunity to build and reinforce the personal contacts that are critical in servicing our customer’s needs. We believe that such personal contact is an important part of our efforts to distinguish ourselves from our competitors. The main focus of our telemarketing efforts is towards those previously established customers whom we consider dormant or under-performing.

SALES AND DISTRIBUTION

Our licensing revenue is generated from our direct sales operations in countries where we operate company-owned offices as well as revenue sharing arrangements with our distributors.

Direct Sales

Our sales and service staff consists of Account Executives, a Customer Service Group, a Research Team, and a Technical Support Group. Account Executives are assigned key accounts, typically high volume and regular customers, and are responsible for managing and building these relationships. Account Executives are also given the opportunity to prospect for new accounts. The Customer Service Group handles new customers and other inbound inquires. After we assess specific criteria, such as the frequency of its purchases, volume and types of purchases, a customer will be assigned to an Account Executive for further development. The Research Team provides sales support to the Account Executives and Customer Service Group by completing online searches and image selections based on criteria provided by the client. We also employ a Technical Support Group that provides expertise in web, online and digital imagery applications and assists our customers in using our products.

Distribution

Our imagery is licensed to customers worldwide through our international distribution network, which consists of over 50 distributors operating in more than a 100 countries. The use of our brand name, licensing rights to the imagery, access to various tools on our website and the provision of digital files are granted under license and revenue sharing arrangements. The appointment of local distributors in various countries allows us to realize revenue opportunities without building operational infrastructure in different languages, cultures, legal systems and currencies.

INTELLECTUAL PROPERTY

Other than a portion of our library that is fully owned by SuperStock, the copyright to the images that we sell belongs to the independent photographer or company that grants us licensing and distribution rights. We recognize copyright protection as an invaluable asset and have implemented an outreach process to alert us to unauthorized use of our images. When discovered, the user is notified of the copyright laws and requested to comply by remitting payment. If this action does not result in copyright enforcement, legal action may be pursued.

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

Our current competitors include other general visual content providers such as Getty Images, Corbis, Jupitermedia Corporation, Masterfile, Punchstock, Index Stock and dozens of smaller stock photography agencies and image content aggregators throughout the world. Many of our competitors are larger than us and have substantially greater financial, technical, and marketing resources than we do.

EMPLOYEES

As of December 31, 2005, we had a total of 77 employees, all of which are full time employees. We believe our relationship with our employees is good. We have not experienced any labor stoppages. None of our employees is covered by collective bargaining agreements, although UK employees are subject to statutory requirements as governed by law in the UK.

DESCRIPTION OF PROPERTY

In April 2004, SuperStock contracted with an institutional buyer to sell for $7.5 million the approximately 73,000 square foot building in Jacksonville, Florida in which our headquarters and primary operations are located and entered into a long term lease of the premises with the buyer. In October 2004, SuperStock entered into a sublease agreement with Recruitmax Software, Inc. under which SuperStock subleased to Recruitmax approximately 25,000 square feet with subsequent increases to bring the total to approximately 40,000 square feet of the premises. The sublease terminates on October 31, 2010, subject to Recruitmax’s renewal option.

We operate a smaller leased office in New York City to support part of SuperStock’s U.S. sales operation. We also operate a smaller leased office in London to support our combined UK SuperStock and Ingram sales and product operations.

Overall, we believe that our present operating space is adequate for our present needs.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We operate by domestic (U.S.A) and foreign segments. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-KSB. The geographic information required herein is contained in Note I to our Consolidated Financial Statements and is incorporated by reference herein.

FACTORS THAT MAY AFFECT OUR BUSINESS

The following matters may have a material adverse effect on our business, financial condition, liquidity, results of operations or prospects, financial or otherwise. Reference to this cautionary statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

GOING CONCERN

We have sustained recurring losses and at December 31, 2005, had an accumulated deficit of $14.4 million and a working capital deficit of $946,000 that raise substantial doubt about our ability to continue as a going concern. We have funded operations by raising capital through the private placement of common stock, convertible and other debt instruments, and through the sale of assets. Our continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. Our future plans include the development our distribution channel leveraging our owned and licensed image content offering, and the production and acquisition of new in-demand image content to be made available to both direct and distribution customers. Additionally, we are in discussions with several potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations. However, there can be no assurance that these efforts will be successful.

We continue to incur operating expenses to enhance its market position and expand its product offering by producing or acquiring newer, in-demand image content to its customers. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us or that our operations will become profitable.

MATERIAL WEAKENESS

Our independent registered public accounting firm has advised us and our Audit Committee that there were material weaknesses in our internal controls and procedures during fiscal year 2005. We have taken steps and have a plan to correct the material weaknesses. Management believes that if these material weaknesses are not corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in our consolidated financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us. While we have taken steps to improve internal controls in 2005, our independent registered public accounting firm has advised our management and our Audit Committee that, in their opinion, there were material weaknesses in internal control during 2005. The identified material weakness stems from our numerous equity transactions involving complex and judgmental accounting issues and aspects of the financial reporting process. Our independent registered public accounting firm has noted instances where generally accepted accounting principals in the U.S.A. were not correctly applied and adjustments to our financial statements were required. As part of the remedial steps taken, we hired a full time Chief Financial Officer in January 2006 to oversee technical accounting, financial reporting and internal control issues.

WE MAY NOT BE ABLE TO COMPETE WITH EXISTING OR POTENTIAL COMPETITORS

The visual content industry is highly competitive. We believe that competitive factors include quality of images, branding, reputation, service, breadth of content, depth of content, content provider associations, customer associations, technology, pricing, and sales and marketing. Our competitors include Getty Images, Corbis, Jupitermedia Corporation, Masterfile, Index Stock, Punchstock and dozens of smaller stock photography agencies. Many of our competitors are significantly larger, have far greater resources, a notably larger customer base, a far greater content provider base, significantly more technology infrastructure, and more well-recognized names in the marketplace than we do, all of which may make it difficult for us to compete effectively. In addition, there are several companies that are aggressively pursuing the visual content market with technology and services that we may not be able to match.

OUTSIDE CONTENT PROVIDERS ARE CRITICAL TO OUR BUSINESS

We rely on outside sources to provide us with visual content, which we aggregate and make available to our customers. We plan on entering into additional agreements with outside content providers to license their imagery. We cannot assure you that we will enter into agreements with outside content providers or, if we are able to enter into such agreements, that we will have the resources or personnel to successfully integrate such content into our business. If we are not able to enter into agreements to acquire quality content and/or if we are unable to successfully integrate content into our business, we may not be able to continue operations.

IF THE POPULARITY OF OUR IMAGE ARCHIVE DECLINES, OUR OPERATING RESULTS WILL DETERIORATE

If the value of our image archive is reduced through a decline in the popularity of the images contained therein, revenues could be significantly reduced, which directly impacts operating results and our cost of additional capital.

WE PLAN TO GROW OUR BUSINESS THROUGH ACQUISITIONS AND JOINT VENTURES, WHICH WILL RESULT IN OUR INCURRING SIGNIFICANT COSTS

The acquisition of new businesses is costly, such acquisitions may not enhance our financial condition, and we may face difficulties and be unsuccessful in integrating new businesses. The resources expended in identifying and consummating acquisitions and joint ventures may be significant and may not result in any transactions. Any future acquisitions will be subject to a number of challenges in integrating new operations into our existing operations, including:

•	diversion of management time and resources;
•	difficulty of assimilating the operations and personnel of the acquired companies;
•	potential disruption of our ongoing business;
•	difficulty of incorporating acquired technology and rights into our products and services;
•	unanticipated expenses related to technology integration;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	impairment of relationships with employees and customers as a result of any integration of new management personnel; and
•	potential unknown liabilities associated with acquired businesses.

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

WE MAY NOT SUCCEED IN ESTABLISHING THE a21 BRANDS

We believe that having a well recognized brand name is a critical competitive factor in our industry. If we do not successfully establish our brands, we may not be able to generate enough interest from buyers to consider licensing images from us or from suppliers to entertain licensing their images to us. To successfully develop and maintain our brands, including the “SuperStock” and “Ingram” brands, we will have to invest in marketing, promotion, advertising, sales, distribution, and additional personnel to support it. We cannot assure you that we will have sufficient capital required to successfully develop and maintain our brands or that we will be able to hire qualified personnel to support our brands in the future. In addition, we will have to invest in aggregating additional images of the type demanded by our customers to constantly refresh, update and keep current our image archive.

KEY EMPLOYEES ARE ESSENTIAL TO BUILDING OUR CUSTOMER RELATIONSHIPS

We are highly dependent on key employees. Albert H. Pleus, our Chairman and Chief Executive Officer, Thomas V. Butta, our Vice Chairman and President and Chief Executive Officer of SuperStock, Haim Ariav, our Chief Creative Officer and a member of our Board of Directors and President of SuperStock, Thomas Costanza, our Vice President and Chief Financial Officer and Executive Vice President and Chief Financial Officer of SuperStock, and Susan O. Chiang, Executive Vice President of SuperStock, are essential to our ability to establish and maintain relationships with our customers and distributors. Competition in our industry for executive-level personnel is strong and we can make no assurance that we will be able to hire, motivate and retain highly effective executive employees. All of the executives named above have existing employment agreements. In addition, we will likely need to hire additional key personnel to execute our business plan including planned growth.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN MULTIPLE COUNTRIES

We have over 50 distributors doing business in approximately 100 countries. In addition, we have operating subsidiaries in the U.K. and in Canada. In 2005, revenues earned outside of the U.S. accounted for approximately 30% of our total revenue. As a result, we are subject to risks associated with operating in multiple countries, including:

•	increased time, effort and attention of our management to manage our foreign operations;
•
currency devaluations and fluctuations in currency exchange rates, including impacts of transactions in various currencies and translation of various currencies into dollars for U.S. reporting and financial covenant compliance purposes;

•	imposition of or increases in customs duties and other tariffs;
•	language barriers and other difficulties in staffing and managing foreign operations;
•	longer customer payment cycles and greater difficulties in collecting accounts receivable;
•	uncertainties of laws and enforcement relating to the protection of intellectual property;
•	Imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into U.S. dollars;
•	imposition of or increases in revenue, income or earnings taxes and withholding and other taxes;
•	imposition of or increases in investment or trade restrictions and other restrictions or requirements by non-U.S. governments;
•
inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

•	nationalization and other risks which could result from a change in government or other political, social or economic instability.

SYSTEMS FAILURES AND SECURITY BREACHES MAY HARM OUR BUSINESS

Any failure of our current technology systems, the technology systems of our planned acquisitions, viruses, any breach of security of our system or the systems of our planned acquisitions, or the perception of a failure or breach of security of such systems, could decrease our customers’ trust in us and our content providers’ trust in us to safeguard confidential and valuable information and assets, which could impact their willingness to do business with us and potentially cause serious interruptions in our services, sales, or operations.

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

YOU MAY SUFFER DILUTION UPON THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND THE CONVERSION OF CONVERTIBLE NOTES AND PREFERRED STOCK

As of December 31, 2005, we had stock options outstanding to purchase 8,677,938 shares of common stock, warrants to purchase 11,480,967 shares of common stock and preferred stock exchangeable into up to 7,896,151 shares of common stock. To the extent such options or warrants are exercised or preferred stock is converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

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

As directed by section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-KSB. In addition, the public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement is expected to first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2007. Depending on a number of variables and the significant resources required to comply, uncertainty exists regarding our ability to comply by applicable deadlines.

WE HAVE A LIMITED OPERATING HISTORY

While SuperStock has been in business since 1973, a21 was founded and commenced operations in October 1998, and certain members of our current management team have only been actively involved in our operations since 2001. Our operating history and the experience of our management team may be insufficient for you to evaluate our business and future prospects.

PROVISIONS OF OUR CORPORATE DOCUMENTS AND TEXAS CORPORATE LAW MAY DETER A THIRD PARTY FROM ACQUIRING OUR COMPANY

Provisions of our articles of incorporation and our bylaws, authorize our Board of Directors to, among other things, issue preferred stock and fix the rights, preferences, privileges and restrictions of such shares without any further vote, approval or action by our stockholders. Our Board could take actions that could discourage a third party from attempting to acquire control of us and that could make it more difficult for a third party to acquire us. Our Board could take such actions even if our stockholders consider a change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock in the Board, along with certain provisions of Texas law, may have the effect of delaying, deterring or preventing a takeover of our Company.

ITEM 2. DESCRIPTION OF PROPERTY

In April 2004, SuperStock contracted with an institutional buyer to sell the approximately 73,000 square foot building in Jacksonville, Florida in which our headquarters are located. This transaction closed in June 2004 for $7.5 million and a closing credit for SuperStock’s benefit of $180,000. SuperStock also entered into a long term lease of the premises with the buyer. With the proceeds of the sale, we repaid the then outstanding mortgage of approximately $4.0 million, repaid an approximately $1.6 million note payable to the selling stockholders of SuperStock, and used the balance as working capital for operations and acquisitions. In October 2004, SuperStock entered into a sublease agreement with Recruitmax Software, Inc. under which SuperStock subleased to Recruitmax approximately 25,000 square feet with subsequent increases to bring the total to approximately 40,000 square feet of the premises. The sublease terminates on October 31, 2010, subject to Recruitmax’s renewal option.

We operate a smaller leased office in New York City to support part of SuperStock’s U.S. sales operation. We also operate a smaller leased office in London to support our combined UK SuperStock and Ingram sales and product operations.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on the Company's results of operations and financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Since September 2003, our common stock has traded on the OTC Bulletin Board under the symbol “ATWO”.

The following table sets forth for the quarterly periods indicated the high and low bid prices of our common stock as reported on the OTC Bulletin Board. The bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
2004
First Quarter	$0.60	$0.08
Second Quarter	0.51	0.22
Third Quarter	0.33	0.18
Fourth Quarter	0.24	0.12
2005
First Quarter	$0.13	$0.09
Second Quarter	0.20	0.07
Third Quarter	0.22	0.13
Fourth Quarter	0.48	0.19
2006
First Quarter (through March 27, 2006)	$0.77	$0.31

HOLDERS

There were approximately 1,400 holders of record of our common stock on December 31, 2005.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

COMMON STOCK REPURCHASES

We have not repurchased any of our common stock shares during 2005 and 2004. We currently do not expect to repurchase our common stock shares during the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None that have not been previously reported.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in "Item 7. Financial Statements."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the revenues and expenses reported during the period. Following are accounting policies that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain.

Goodwill and Identifiable Intangible Assets

Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment annually on October 1. When assessing impairment, we apply the implied fair value based on a market capitalization value model. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. At October 1, 2005, the implied fair value of our goodwill significantly exceeded its carrying value, therefore goodwill was not impaired.

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from us and sold, transferred, licensed, rented, or exchanged. Identifiable intangible assets are generally valued based on discounted future cash flows that we estimate will be generated by the assets and are amortized on a straight-line basis over their estimated useful lives (see “Estimated Useful Lives of Certain Long-Lived Assets” below for more information). Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of the asset is not recoverable and exceeds its fair value. The discounted cash flow models we use to determine the fair value of identifiable intangible assets involve significant assumptions and estimates, including cash flows expected to be generated by the assets, the estimated useful lives of the assets, and our future weighted average cost of capital. As circumstances change, it is possible that future impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. No identifiable intangible assets were impaired during the periods presented.

Estimated Useful Lives of Certain Long-Lived Assets

The estimated useful lives of our most significant property and equipment and identifiable intangible assets are discussed below. Should we determine at some point in the future that the useful lives of these assets are shorter than estimated, it is possible that we would be required to accelerate the amortization, or write off an impaired portion, of these assets.

PHOTO COLLECTION AND PHOTOGRAPHER CONTRACTS

The estimated useful lives of our photo collection and photographer contracts are determined based on the estimated number of years over which they generate the majority of their revenue. Periodically, we perform analyses of the photo collection and photographer contracts. With respect to periodic analysis, historical revenue may not be indicative of future revenue, and therefore, these estimated useful lives are inherently uncertain.

IDENTIFIABLE INTANGIBLE ASSETS

The net book value of our identifiable intangible assets at December 31, 2005 consisted substantially of license agreements and non-compete covenants. We evaluate the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

The estimated useful lives of identifiable intangible assets are generally based on contractual or other legal terms, our plans for use of the assets and the cost and difficulty of renewing the lives of the assets. The useful lives of these assets may change or terminate prior to their contractual lives due to changes in operating plans, brand strategy, acquisition or disposition of businesses and legal action, among other circumstances.

RESULTS OF OPERATIONS 2005 COMPARED TO 2004

Prior to the acquisition of SuperStock in February 2004, we were a development stage company. All financial information presented for 2005 and 2004 includes the accounts of SuperStock and Ingram from their acquisition dates during February 2004 and October 2005, respectively.

REVENUES. Revenues were $9.6 million for 2005 compared to $7.5 million for 2004. The increase in revenues for 2005 was primarily attributable to SuperStock generating revenue for the full year during 2005 compared to only ten months of operations during 2004 resulting in approximately $1.5 million of the increase. Additionally, some incremental revenues were realized resulting from the Ingram acquisition included from October through December 2005.

COST OF REVENUES. Cost of revenues was $3.1 million for 2005 compared to $2.2 million for 2004. This increase was attributable to a full year of cost of sales for SuperStock for 2005 compared to partial 2004 impact resulting in approximately $500,000 of the increase. As a percentage of revenues, cost of sales was 32% and 30% for 2005 and 2004, respectively. Cost of sales as a percentage of revenues may vary in any period depending on the relative mix of stock photography distributed that is either licensed from third parties or owned by us. The increase in cost of sales as a percentage of revenues is primarily attributable to an increase in the sale of stock imagery from third parties as compared to stock imagery that we own.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $7.4 million for 2005 compared to $5.9 million for 2004. This increase was primarily attributable to SG&A expenses for SuperStock for the full year 2005 and to incremental SG&A expenses resulting from the Ingram acquisition from October through December 2005. In addition, we incurred significantly higher corporate expenses associated with maintaining a publicly traded company including legal and audit related expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1.7 million for 2005 compared to $1.1 million for 2004. This increase was attributable to the depreciation and amortization expenses for SuperStock for the full year 2005, and approximately $320,000 of the amortization of intangible assets realized during 2005 resulted from the Ingram acquisition.

INTEREST EXPENSE. Interest expense was $1.4 million for 2005 compared to $1.4 million during 2004. Interest expense in 2005 is primarily attributable to interest recorded in connection with the lease of the SuperStock facility, the senior secured notes and the unsecured notes. Interest expense in 2004 is primarily attributable to finance costs in connection with the convertible subordinated notes repaid in February 2005, interest expense on notes due to the sellers of SuperStock that were repaid in June 2004, interest expense on the note which was secured by our facility that was repaid in June 2004, and certain unsecured notes.

WARRANT EXPENSE. Pursuant to the provisions of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”), during 2005, we recorded the value of certain warrants as a current liability, with subsequent changes in fair value to be reflected in the consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to registration rights and because the terms did not include a liquidating damages provision. The warrants were valued at $14,000 at the time of initial classification. As of December 31, 2005, the warrants were valued at $187,000, and the increase in valuation of $173,000 was recorded as non-operating warrant expense during 2005.

OTHER (EXPENSE) INCOME, NET. Other (expense) income, net was ($610,000) for 2005 compared to other income (expense), net of ($45,000) in 2004. The increase in other income (expenses), net was largely attributable to a $371,000 loss on the extinguishment of the convertible subordinated notes payable and currency transaction losses of $144,000.

INCOME TAX BENEFIT. There was no income tax benefit for 2005 compared to $729,000 for 2004. The 2004 tax benefit of $729,000 arose principally out of the ability to use current period operating losses against the taxable gain recognized upon the sale of the SuperStock building.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss was $5.0 million, or $0.10 per share, in 2005 compared to $2.5 million, or $0.07 per share, in 2004. The increase in net loss is principally due to an increase in SG&A expenses, an increase in depreciation and amortization expenses, and a loss on extinguishment of debt of $371,000 partially offset by higher revenues, net cost of revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had $1.2 million of cash and cash equivalents and a working capital deficit of $946,000, compared to $717,000 in cash and cash equivalents and working capital of $69,000 at December 31, 2004. The increase in cash is due to the proceeds from the sale of our common stock during 2005. The increase in working capital deficit is primarily attributable to the increase in the current portion of the unsecured notes and to accounts payable.

Net cash used in operating activities for 2005 was $1.4 million, compared to net cash used in operating activities of $2.0 million for 2004. The net cash used in operating activities in 2005 was due primarily to the net loss of $4.8 million and an increase in accounts receivable from the subtenant at our headquarters of $541,000, adjusted for $1.7 million of depreciation and amortization, $600,000 of lease security deposit due to investor arrangement, a $371,000 loss on extinguishment of debt, and $288,000 for compensation from issuances of restricted stock to directors and officers. Net cash used in operating activities in 2004 was principally due to a net loss of $2.5 million adjusted for $787,000 of amortization of finance costs and $1.1 million of depreciation and amortization, in addition to a decrease of deferred income tax liability of $729,000, an increase of $600,000 in restricted cash and an increase in accounts receivable by $210,000.

Net cash used in investing activities for 2005 was $3.4 million, compared to net cash used in investing activities for 2004 of $1.8 million. Net cash used in investing activities in 2005 was primarily due to the acquisition of Ingram for $3.0 million and additions to building for leasehold improvements of $232,000 for subleased building space. Net cash used in investing activities in 2004 was from the net cash investment in the acquisition of SuperStock in the amount of $1.4 million and an investment in property and equipment of $322,000.

Net cash provided by financing activities for 2005 was $5.2 million, compared to net cash provided by financing activities of $4.6 million for 2004. Net cash provided by financing activities in 2005 resulted primarily from the sale of common stock and warrants for $4.4 million and the new $2.3 million senior secured notes partially offset by the retirement of the $1.3 million convertible subordinated notes. Net cash provided by financing activities in 2004 was primarily from net proceeds of $7.5 million from the sale of the land and building, and net proceeds of $2.8 million in connection with the issuance of common stock and warrants, proceeds of $2.3 million from the issuance of notes payable and warrants, which was partially offset by the repayment of a $1.7 million credit line, and the repayment of mortgage debt of $6.1 million collateralized by the SuperStock land and building.

During February 2005, we completed a $2.3 million transaction by issuing two-year interest only senior secured notes (“Senior Notes”) and retired $1.3 million of our convertible subordinated notes issued in conjunction with our acquisition of SuperStock in February 2004. The purchasers of the Senior Notes are existing stockholders of a21 and were also holders of the subordinated notes. In the financing, we issued 12% Senior Notes due in February 2007 in the amount of $2.25 million and retired all of our outstanding 13% convertible subordinated notes due February 28, 2006. Five year warrants to purchase 937,500 of our shares common stock originally issued to the purchasers of the subordinated notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares, the purchasers of the Senior Notes participating in the transaction received two year warrants to purchase an aggregate of 500,000 shares of our common stock at $0.225 per share and an aggregate of 562,500 shares of our common stock at $0.45 per share. The Senior Notes are interest only and may be prepaid without penalty at any time. They also have a provision which adds 4% per year to their principal balance, due at maturity. Each of the senior notes and the warrants are dated February 22, 2005. In connection with the issuance of the Senior Notes, we entered into a security agreement, dated as of February 22, 2005, pursuant to which it granted a first priority security interest in the collateral.

During October 2005, we completed a transaction raising $3.2 million. The transaction involved the sale by Barron Partners L.P. ("Barron"), a significant stockholder of the Company, of outstanding warrants to purchase 21,114,000 shares of our common stock to ten "accredited investors" also being significant stockholders of the Company, including StarVest Partners, L.P., Ahab Partners, L.P., Ahab International, Ltd., Aslan Capital Management, LLC and CRT Capital Group, LLC. As described below, for a limited period of time, we reduced the exercise price of warrants to purchase 17,114,000 shares of our common stock to $0.185 per share, during which time the investors exercised their warrants and purchased shares of our common stock, and the Company received the exercise price for each of the shares it issued.

During November 2005, we consummated an arrangement with certain of our existing stockholders, Ahab International, Ltd. and Ahab Partners, L.P. (collectively “Ahab”). As part of this arrangement, SuperStock, Inc. and a21 entered into an agreement dated November 8, 2005 with Ahab pursuant to which the stockholders pledged $690,000 in the form of certificate of deposits (the “CDs”). The CDs replaced the deposits maintained by SuperStock which secured the letter of credit issued in lieu of the security deposit per the capital lease agreement for our headquarters facility. The agreement and CDs each are for three year terms. This arrangement was consummated as a means of providing additional liquidity to us.

During March 2006, we received $1.2 million in connection with the exercise of warrants to purchase four million shares of our common stock held by a significant stockholder of the Company. The stockholder previously acquired the warrants from another significant stockholder of the Company, through a prior transaction. In connection with the exercise of the warrants, we set the exercise price of the warrants to $0.30 per unregistered share, which is approximately 10% less than what the exercise price would have been pursuant to the original terms of the warrants. This accommodation was granted by us in order to facilitate the transaction.

We have sustained recurring losses and at December 31, 2005, had an accumulated deficit of $14.4 million and a working capital deficit of $946,000 that raise substantial doubt about our ability to continue as a going concern. We have funded operations by raising capital through the private placement of common stock, convertible and other debt instruments, and through the sale of assets. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meets our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. Our future plans include the development our distribution channel leveraging our owned and licensed image content offering, and the production and acquisition of new in-demand image content to be made available to both direct and distribution customers. Additionally, we are in discussions with several potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations. However, there can be no assurance that these efforts will be successful.

We continue to incur operating expenses to enhance its market position and expand its product offering by producing or acquiring newer, in-demand image content to its customers. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us or that our operations will become profitable.

OFF BALANCE SHEET ARRANGEMENTS

On November 17, 2005, we consummated an arrangement with certain of our existing stockholders, Ahab International, Ltd. and Ahab Partners, L.P. (collectively “Ahab”). As part of this arrangement, SuperStock, Inc. and the Company entered into an agreement dated November 8, 2005 with Ahab pursuant to which the stockholders pledged an aggregate principal amount of $690,000 in the form of certificate of deposits (the “CDs”). The CDs replaced the deposits maintained by SuperStock which secured the letter of credit issued in lieu of the security deposit per the capital lease agreement for our headquarters facility (see Notes J[4] and O[2]). The agreement and CDs each are for three year terms. In addition to the interest on the loan, which is equivalent to the interest earned on the CDs plus 10% payable annually, the investors received 200,000 shares of our common stock charged to additional paid in capital and recorded as amortizable debt discount of $66,000. In connection with the arrangement, SuperStock entered into a security agreement pursuant to which the stockholders maintain a security interest in collateral. As such, SuperStock has guaranteed the stockholders in the event any liquidation of the security deposit was to occur. This arrangement was consummated as a means of providing additional liquidity to us.

ITEM 7. FINANCIAL STATEMENTS

See the consolidated financial statements beginning on page F-1.

Reports of Independent Registered Public Accounting Firms	F-1, F-3

Consolidated balance sheets as of December 31, 2005 and 2004	F-4

Consolidated statements of operations for the years ended December 31, 2005 and 2004	F-6

Consolidated statements of changes in stockholders' equity (capital deficiency) and comprehensive (loss) income for the years ended December 31, 2005 and 2004	F-7

Consolidated statements of cash flow for the years ended December 31, 2005and 2004	F-10

Notes to consolidated financial statements	F-13

Report of UK-based Independent Registered Public Accounting Firm	F-2

SuperStock Limited (UK) consolidated financial statements for the years ended December 31, 2005 and 2004	F-36

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2005 (the “Evaluation Date”). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective at, and had a material weakness with respect to, ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms because of the deficiencies in internal controls over financial reporting described below.

Our independent registered public accounting firm has advised us and our Audit Committee that there were material weaknesses in our internal controls and procedures for the year ended December 31, 2005. We have taken steps and have a plan to correct the material weaknesses. We believe that if these material weaknesses are not corrected, a potential misapplication of GAAP or potential accounting error in our consolidated financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us. While we have taken steps to improve internal controls in 2005, our independent registered public accounting firm has advised our management and our Audit Committee that, in their opinion, there were material weaknesses in internal control during 2005. The identified material weakness stems from our numerous equity and debt transactions involving complex and judgmental accounting issues and aspects of the financial reporting process. During 2005, we restated our 2004 consolidated financial statements. Our independent registered public accounting firm has noted instances where GAAP were not correctly applied and adjustments to our consolidated financial statements were required. As part of the remedial steps taken, we hired a full time Chief Financial Officer in January 2006 to oversee technical accounting, financial reporting and internal control issues.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and positions of our executive officers and directors and the executive officers of SuperStock:

Name	Age	Position
Albert H. Pleus	44	Chairman and Chief Executive Officer
Thomas V. Butta	49	Vice Chairman and President of a21, and Chief Executive Officer of SuperStock, Inc.
Haim Ariav	41	Director and Chief Creative Officer of a21, and President and Chief Creative Officer of SuperStock, Inc.
Thomas Costanza	39	Vice President and Chief Financial Officer of a21, and Executive Vice President and Chief Financial Officer of SuperStock, Inc.
Susan O. Chiang	40	Executive Vice President of SuperStock, Inc.
Ardell D. Albers	42	Director
Luke A. Allen	42	Director
Vincent C. Butta	44	Director
Philip N. Garfinkle	45	Director
C. Donald Wiggins	56	Director

Each director serves until the next annual meeting of stockholders and until his respective successor is elected and qualified, or until his earlier resignation. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships between or among any of our executive officers or directors other than the following: Thomas V. Butta and Vincent C. Butta are brothers and Susan O. Chiang and Richard Ong, an employee of SuperStock, are siblings and the children of James Ong, who served as SuperStock’s Chief Executive Officer and Co-Chairman of the Board prior to our acquisition of SuperStock.

ALBERT H. PLEUS has been our Chairman since our inception and Chief Executive Officer since May 2004. Mr. Pleus was our Principal Financial Officer from August 2001 to May 2004. Mr. Pleus started his career at Morgan Stanley, and over the last 10 years has focused on investment banking as well as in principal investment roles. From 1996 to 1999, Mr. Pleus was a Managing Director at Convergence Capital, Inc., an investment banking boutique focused on cross border mergers, acquisitions and financings. From 1999 to present, Mr. Pleus has been President of Whitney Holdings, Inc., which provides financial, strategic consulting, and advisory services to developing businesses. Whitney is also one of our stockholders. Mr. Pleus received his SB and SM degrees from MIT and holds an MBA degree from Stanford University.

THOMAS V. BUTTA has been our President since November 2004 and a member of our Board of Directors since July 2001 and Vice Chairman since March 2004. He was also our Chief Financial Officer from August 2005 to January 2006 and Chief Executive Officer of SuperStock since November 2004. From March 2004 to November 2004, he served as our Chief Strategic Officer. From February 2001 to May 2004, he served as an advisor to us. From November 2001 to May 2003, Mr. Butta was an Executive Vice President and Chief Marketing Officer of Parametric Technology Corporation, a $650 million design engineering software company producing product lifestyle management software. Prior to joining Parametric Technology, Mr. Butta was the Chief Marketing Officer of CommerceQuest, an enterprise software company, from August 2000 to August 2001 and of Red Hat, Inc., a software distributor of operating systems along with middleware, applications and management solutions, from June 1999 to June 2000. From July 1996 to June 1999, Mr. Butta served as Chief Executive Officer of FGI Inc., a strategic marketing, research and communications firm in Chapel Hill, North Carolina and New York City. Mr. Butta received his BA degree from Hamilton College and has attended Executive Education programs at Harvard Business School.

HAIM ARIAV has been our Chief Creative Officer since December 2004, and has been a member of our Board of Directors since April 2004. Mr. Ariav has served as President of SuperStock since February 2004 and its Chief Creative Officer since December 2004. From March 2004 to December 2004, Mr. Ariav served as the Chief Operating Officer of SuperStock. From March 2002 to December 2004, Mr. Ariav served as our President. From February 2001 through March 2002, Mr. Ariav served as our Chief Creative Officer. Prior to joining us in February 2001, Mr. Ariav was the Senior Vice President and Chief Creative Officer of Dugan, Valva, Contess, Inc., the technology division of DVC Worldwide, a leading international marketing company. Dugan, Valva acquired Muffin-Head Productions, Inc. in 1998, a company that specialized in web design and production which Mr. Ariav founded in 1993 and of which he served as President. Prior to founding Muffin-Head, Mr. Ariav was a successful fashion and beauty photographer. Mr. Ariav controls Glossy Finish, LLC, which is also one of our stockholders. Mr. Ariav received his BA degree from Brooks Institute of Photography.

THOMAS COSTANZA has been our Vice President and Chief Financial Officer, and Executive Vice President and Chief Financial Officer of SuperStock, since January 2006. Prior to that time and since November 2004, Mr. Costanza served as Vice President and Chief Financial Officer for AMCO Water Metering Systems, Inc., a member of Elster Group, a global market leader providing flow measurement devices. While with AMCO, he arranged and facilitated the sale of the business to a major European private equity firm. Prior to that time and since May 2002, Mr. Costanza served as Corporate Controller for Lindsay Manufacturing Company, a leading NYSE global provider of mechanical irrigation systems. Mr. Costanza received his BS degree with a major in accounting from the Florida State University while obtaining the fifth-year C.P.A. required college credit. After passing the C.P.A. exam, he began his professional career with Ernst & Young LLP in 1990.

SUSAN O. CHIANG has been employed by SuperStock since 1987, serving as Executive Vice President since October 2005. Prior to that time she served as Senior Vice President and Vice President Finance. Mrs. Chiang received her BA degree from Cornell University and holds an MBA degree from New York University’s Stern School of Business.

A.D. “BUD” ALBERS has been a member of our Board of Directors since June 2005. Mr. Albers has been the Senior Vice President and Chief Technology Officer for MusicNet since March 2005, where he is responsible for overseeing the company's full range of technical operations, including Program Management, Development, Test and Network Operations. Prior to that time and since March 2004, he served as the Senior Vice President and Chief Technology Officer for Seattle-based Drugstore.com where he was responsible for all aspects of their technology, including design, development and operations. Prior to that time and since February 2003, Mr. Albers provided consulting services offering product and corporate strategies involving digital media in both direct and consumer and “business-to-business” environment. Prior to that time and since August 1999, he served as the Senior Vice President and Chief Technology Officer for Getty Images, where he was responsible for leading a team of more than 300 professionals in the design, development and implementation of the world's largest distribution platform for commercial imagery and stock video footage. Mr. Albers received his BS degree in Computer Science and Business Administration from McKendree College. Additionally, he studied technology management at Washington University.

LUKE A. ALLEN has been a member of our Board of Directors since our inception. Since 1994, Mr. Allen has been President of C.R.Allen & Co., Inc., a private investment company with interests ranging from biotech, Internet, and software companies to radio and media.  Since 1994, Mr. Allen has also been Chairman of Westbrook Technologies, Inc., a computer software company specializing in document management technology.  Mr. Allen’s family controls LCA Capital Partners I, Inc., one of our stockholders. Mr. Allen received his BA degree from Duke University.

VINCENT C. BUTTA has been a member of our Board of Directors since July 2001. He served as our Vice Chairman from March 2002 through May 2004, and also served as Chief Executive Officer from January 2001 through February 2002. He was consultant to us from February 2002 until May 2003. Since August 2005, Mr. Butta has served as Executive consultant and Chief Marketing Officer for DT Machines, a provider of digital content and entertainment. Prior to that time and since July 2004, Mr. Butta led Vincent Butta, LLC, providing professional executive management and marketing advisory services to several companies including Medivisor Communications, Genome Cosmetique, and Infuse Technologies. Prior to that time and since May 2003, Mr. Butta was the President of Dashing Diva, a retail Franchise and wholesale beauty and cosmetics company. Prior to that time and since February 2002, Mr. Butta was Chief Executive Officer of BFF Merchandising Group, a marketing and promotions company. From 1995 to 2000, Mr. Butta was employed by ADC, Inc., a point of purchase display manufacturing company, where he held senior sales and marketing positions and became President in 1999. Additionally, Mr. Butta acted as a consultant, principal and Board member of various privately-held businesses including business to business Internet companies, marketing companies, and other early stage companies. He received his BA degree in Marketing & Advertising from Pepperdine University.

PHILIP N. GARFINKLE has been a member of our Board of Directors since June 2003 and has served as an advisor to us from September 2002 to June 2003. Since November 1999, Mr. Garfinkle has been President, Chief Executive Officer and Chairman of Navig8US.com LLC, an executive advisory company. Since April 2004, Mr. Garfinkle has been the Chairman and Chief Executive Officer of LogoVision LLC, a business management company. Since July 2004 he has been a partner in and advisor to Global Venture Partners, an investment company. Since May 2005, Mr. Garfinkle has been an Executive Advisor to MBA Management Inc., a business management company. From September 1999 to September 2000, Mr. Garfinkle was President and a member of the Board of Directors of Yazam.com Inc., a worldwide venture capital organization of which he was one of the founders and which was purchased by US Technologies in 2001. From September 1995 to May 2000, Mr. Garfinkle was President, Chief Executive Officer and Chairman of PictureVision, Inc., a digital imaging concern that introduced online photo processing to a consumer, which he founded and which was sold to Kodak in February 1998. He also served as general manager of Network Services for Kodak from February 1998 until August 1999. Mr. Garfinkle received his BS degree in commerce and engineering from Drexel University.

C. DONALD WIGGINS has been a member of our Board since April 2004. He is President of Business Valuation, Inc., a firm specializing in business valuations, and Heritage Capital Group, a firm specializing in mergers and acquisitions of middle market companies. He has been with both companies since 1989. He is a member of the American Society of Appraisers, the Financial Executives Institute, Association for Corporate Growth, the AICPA and the Florida Institute of CPAs. Mr. Wiggins has published in such journals as Valuation, Business Valuation Review, Financial Analysts Journal, Financial Executive, and Management Accounting. He holds the professional designations of ASA, CPA, and CVA and is a Licensed Real Estate Broker and Registered Securities Principal. Mr. Wiggins received his BBA and MBA degrees from Georgia Southern University and a DBA from Louisiana Tech University in 1976.

AUDIT COMMITTEE

The Board of Directors has established a separately designated stand alone audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which is currently comprised of Luke A. Allen, Philip N. Garfinkle and C. Donald Wiggins (committee chair). The Board of Directors has determined that C. Donald Wiggins is an audit committee financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission’s rules, are not deemed to be timely. During the review of the reports filed by officers, directors and 10% holders of the Company it was determined that: Jonathan Gallen filed a late Form 3 upon becoming a 10% holder of our outstanding common stock and three late Form 4s, each Form 4 reporting one acquisition of our common stock; and Barron Partners LP filed a late Form 4 reporting three sales of our common stock. All other transactions were reported in a timely fashion.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code is incorporated by reference as Exhibit 14 to this Form 10-KSB. A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, 7660 Centurion Parkway, Jacksonville, Florida 32256.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to our Principal Executive Officers serving during 2005 and to the other executive officers whose annual compensation exceeded $100,000 for 2005:

Name	Position	Year	Salary ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)		Stock Options (#)
Albert H. Pleus	Chairman / Chief Executive Officer	2005	$118,000		—		$115,200	(a)	800,000
		2004	$131,000	(a)	$30,000	(a)	—		1,505,514
		2003	—		$180,000	(a)	—		—

Thomas V. Butta	Vice-Chairman / President / Prin. Fin. Officer	2005	$110,000		—		$144,000	(b)	800,000
		2004	$53,000		—		—		—

Haim Ariav	Chief Creative Officer	2005	$110,000		—		$30,000	(c)	400,000
		2004	$167,000	(c)	$9,000		—		577,941
		2003	$180,000	(c)			—		—

Susan O. Chiang	Executive Vice President, SuperStock, Inc.	2005	$93,000		—		$33,250	(d)	300,000
		2004	$67,000	(d)	—		—		—

(a) For 2005, includes options pursuant to which Mr. Pleus is entitled to purchase 800,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of such options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the shares of the common stock on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, Mr. Pleus was issued 960,000 shares of restricted common stock of which 800,000 shares are vested at December 31, 2005 and the balance of which vest in two equal parts for the two consecutive months thereafter beginning on January 1, 2006. The restricted shares and options granted vest immediately upon a change in control as defined; For 2004, includes $161,250 paid to Mr. Pleus, but excludes $122,500 ($32,500 in cash and $90,000 in common stock) which was earned in 2003 and 2002; For 2003, includes $75,000 of consulting fees paid to Mr. Pleus’ consulting firm, Whitney Holdings, Inc. and $105,000 of accrued but unpaid fees due to Whitney Holdings, Inc., but excludes $30,000 of 2002 consulting fees paid to Whitney Holdings, Inc. which were earned in 2002.

(b) For 2005, includes an option pursuant to which Mr. Butta is entitled to purchase 800,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of such options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the shares of the common stock on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, Mr. Butta was issued 1,200,000 shares of restricted common stock, which vest in equal amounts on each of June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006. The restricted shares and options granted vest immediately upon a change in control as defined.

(c) For 2005, includes an option pursuant to which Mr. Ariav is entitled to purchase 400,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of such options was above the market trading value at the time of the grant. The options shall be exercisable as to 25% of the shares of the common stock on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, Mr. Ariav was issued 250,000 shares of restricted common stock, which vest in four equal amounts on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. The restricted shares and options granted vest immediately upon a change in control as defined; For 2004, includes $166,667 paid to Mr. Ariav, but excludes $105,000 ($70,000 in cash and $35,000 in common stock) which was earned in 2003; For 2003, includes $75,000 of salary paid to Mr. Ariav (no cash and $75,000 in common stock) and $105,000 of accrued but unpaid salary to Mr. Ariav, but excludes $45,000 of 2002 salary, that was paid which was earned in 2002.

(d) For 2005, includes an option pursuant to which Ms. Chiang is entitled to purchase 300,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of such options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares on each of November 1, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, Ms. Chiang was issued 175,000 shares of restricted common stock, which vest in equal amounts on each of November 1, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. The restricted shares and options granted vest immediately upon a change in control as defined. For 2004, includes salary since the February 2004 acquisition of SuperStock.

STOCK OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table provides information on awards of stock options we made to the named executives during the last fiscal year.

Option/SAR Grants in Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Albert H. Pleus	800,000	17.4	$0.30	April 2010
Thomas V. Butta	800,000	17.4	$0.30	April 2010
Haim Ariav	400,000	8.7	$0.30	April 2010
Susan O. Chiang	300,000	6.5	$0.30	September 2010

STOCK OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END STOCK OPTION/SAR VALUES

The following table sets forth the total number of exercisable and unexercisable stock options held by each of our executive officers named in the Summary Compensation Table as of December 31, 2005. No options to purchase our common stock were exercised by any of our executive officers during 2005 and no stock appreciation rights were outstanding at December 31, 2005.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) (1) Exercisable/Unexercisable
Albert H. Pleus	---	---	1,705,514/600,000	$68,200/$24,000
Thomas V. Butta	---	---	200,000/600,000	$8,000/$24,000
Haim Ariav	---	---	1,654,608/300,000	$105,600/$12,000
Susan O. Chiang	---	---	75,000/225,000	$3,000/$9,000

(1) Based upon the closing sales price of our common stock on December 31, 2005 of $0.34.

DIRECTOR COMPENSATION

From 2003 to May 2005, the outside directors did not receive any fees for attending Board meetings. As set forth below, certain directors have had consulting agreements with us. Each director was reimbursed for reasonable and necessary cost and expenses incurred as a result of being one of our Directors. As of May 1, 2005, we issued to each of our non-employee directors, based on the number of committees each served on, the number of shares of our restricted common stock listed in the table below and granted to each of these directors five-year stock options to purchase the number of shares of common stock indicated in the table below, which options are exercisable at $0.30 per share and which fully vest by December 1, 2005.

May 1, 2005 Option Grants
	Shares of Restricted Stock	Options to Purchase Common Stock
Luke A. Allen	140,000	140,000
Philip N. Garfinkle	140,000	140,000
C. Donald Wiggins	120,000	120,000
Vincent C. Butta	110,000	110,000

As of June 13, 2005, we issued Ardell D. Albers, a new non-employee director, 95,000 shares of our restricted common stock valued at $19,000 and granted him a five-year stock option to purchase 95,000 shares of common stock, which options are exercisable at $0.30 per share. The pricing of such options was above the market trading value at the time of the grant. The options fully vest by December 1, 2006. There is no set yearly compensation for directors and the compensation to be paid to directors for 2006 has not yet been determined.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Mr. Pleus currently serves as our Chairman of the Board of Directors and Chief Executive Officer pursuant to an employment agreement with him dated as of May 1, 2005. The agreement provides for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, Mr. Pleus is entitled to receive an annual base salary of $125,000, subject to increases determined by our board of directors. In addition, the annual salary shall be increased to $150,000 based on our achieving certain revenue targets and attaining profitability during prescribed periods. Mr. Pleus was granted an option to purchase 800,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of such options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the shares of the common stock covered thereby on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, Mr. Pleus was issued 960,000 restricted shares of common stock valued at $115,000 of which 800,000 shares vested by December 31, 2005 and the balance of which vest in equal parts for the two consecutive months thereafter. The employment agreement also (1) provides that the restricted shares and options granted shall vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock. In connection with our entering into the employment agreement with Mr. Pleus, the parties agreed to terminate Mr. Pleus’ consulting agreement as of May 13, 2005. Mr. Pleus’ consulting agreement with us was for a term of 36 months and was due to expire on September 30, 2005. Pursuant to his consulting agreement, Mr. Pleus served as a consultant to us as well as our Chairman, effective as of October 1, 2002. Under the consulting agreement, Mr. Pleus was entitled to receive consulting fees at the rate of $15,000 per month payable in cash or common stock, subject to increase.

We entered into an employment agreement with Thomas V. Butta, our Vice Chairman and President and SuperStock’s Chief Executive Officer dated as of May 1, 2005. The agreement provides for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, Mr. Butta is entitled to receive an annual base salary of $125,000, subject to increases determined by our board of directors. In addition, the annual salary shall be increased to $150,000 based on our achieving certain revenue targets and attaining profitability during prescribed periods. Mr. Butta was granted an option to purchase 800,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of such options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the shares of the common stock covered thereby on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, Mr. Butta was issued 1,200,000 restricted shares of common stock valued at $144,000, which vest in four equal amounts on each of June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006. The employment agreement also (1) provides that the restricted shares and options granted vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

We entered into an employment agreement with Haim Ariav, our Chief Creative Officer and SuperStock’s President and Chief Creative Officer dated as of May 1, 2005. The agreement provides for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, Mr. Ariav is entitled to receive an annual base salary of $110,000, subject to increases determined by the Chief Executive Officer of each of a21 and SuperStock. In addition, the annual salary shall be increased to $120,000 should we (i) enter into a new credit facility in excess of $500,000, or (ii) close an acquisition of a company whose trailing 12 month revenue prior to closing is in excess of $5,000,000, with a further increase in salary subject to the discretion of the Chief Executive Officer of each of a21 and SuperStock if we achieve certain revenue and profit targets during prescribed periods. Mr. Ariav was granted an option to purchase 400,000 shares of our common stock at a purchase price of $0.30 per share The pricing of such options was above the market trading value at the time of the grant and which options are exercisable as to 25% of the shares of the common stock covered thereby on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, Mr. Ariav was issued 250,000 restricted shares of common stock valued at $30,000 which vest in equal amounts on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. The employment agreement also (1) provides that the restricted shares and options granted vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

We entered into an employment agreement with Susan O. Chiang, SuperStock’s Executive Vice President dated as of October 1, 2005. The agreement continues for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, Ms. Chiang is entitled to receive an annual base salary of $110,000, increasing to $120,000 on November 1, 2005, subject to increases as shall be determined by the Chief Executive Officers of a21 and SuperStock. Ms. Chiang was granted an option to purchase 300,000 shares of our common stock valued at $33,000 at a purchase price of $0.30 per share. The pricing of such options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares represented thereby on each of November 1, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, Ms. Chiang was issued 175,000 restricted shares of common stock which vest in equal amounts on each of November 1, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. The employment agreement also (1) provides that the restricted shares and options granted vest immediately upon a change in control as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

We entered into an employment agreement with Thomas Costanza, our Vice President and Chief Financial Officer and SuperStock’s Executive Vice President and Chief Financial Officer, dated as of January 3, 2006. The agreement continues for a term of 36 months unless earlier terminated in accordance with its terms. Pursuant to the agreement, Mr. Costanza is entitled to receive an annual base salary of $114,000, subject to increases as shall be determined by the Chief Executive Officers of a21 and SuperStock. Mr. Costanza was granted an option to purchase 165,000 shares of our common stock at a purchase price of $0.34 per share. The pricing of such options was at the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares represented thereby on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007. The employment agreement also (1) provides that the stock options granted shall vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2006 each person known by us to be (i) the beneficial owner of more than five percent of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)		Percentage of Class

Albert H. Pleus	6,618,607	(3)	8.32%

Thomas V. Butta	2,194,284	(4)	2.82%

Haim Ariav	3,480,610	(5)	4.40%

Susan Chiang	1,382,885	(6)	1.77%

Ardell D. Albers	155,000	(7)	0.20%

Luke A. Allen	7,520,123	(8)	9.33%

Vincent C. Butta	1,335,500	(9)	1.73%

Philip N. Garfinkle	459,250	(10)	0.59%

LCA Capital Partners I, Inc.	6,364,624	(11)	7.91%
c/o Luke A. Allen
711 Fifth Avenue
New York, NY 10022

C. Donald Wiggins	290,000	(12)	0.38%
Heritage Capital Group, Inc.
225 Water Street, Suite 1250
Jacksonville, FL 32202

John Bohill	4,479,721	(13)	5.81%

Ahab Capital Management, Inc.	20,200,000	(14)	26.21%
299 Park Avenue
New York, NY 10171

StarVest Partners L.P.	12,500,000	(15)	16.22%
750 Lexington Avenue
New York, NY 10022

CRT Capital Group, LLC	3,855,019	(16)	5.00%
262 Harbor Drive
Stamford, CT 06902

All Directors and Executive Officers as a Group (9 Persons)	23,436,259	(3)-(10) and (12)	28.24%

(1)	Except as otherwise stated, the address of a beneficial owner is c/o a21, Inc., 7660 Centurion Parkway, Jacksonville, Florida 32256.
(2)
Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date from which beneficial ownership is calculated. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3)
Consists of 2,366,667 shares held directly by Mr. Pleus; 1,046,338 shares of our common stock held by Whitney Holdings, Inc. and 533,334 shares of our common stock held by Whitney Holdings Group LLC, which are controlled by Mr. Pleus; 133,334 shares held by the Albert Pleus Family Trust of which Mr. Pleus is trustee; options to purchase 1,905,514 shares of our common stock; and warrants held by Whitney Holdings, Inc. to purchase 633,420 shares of our common stock. Does not include 2,996,524 shares and warrants to purchase 3,368,100 shares of our common stock held by LCA Capital Partners I, Inc., in which Mr. Pleus is a minority stockholder and does not have either voting or investment power.

(4)
Consists of 1,485,000 shares held directly by Mr. Butta; 50,000 shares held by Mr. Butta’s immediate family; options to purchase 400,000 shares of our common stock; and warrants to purchase 259,283 shares of our common stock.

(5)
Consists of 316,667 shares held directly by Mr. Ariav; options to purchase 1,754,608 shares of our common stock; 1,163,005 shares of our common stock held by Glossy Finish LLC which is controlled by Mr. Ariav; and warrants held by Glossy Finish LLC to purchase 246,330 shares of our common stock.

(6)
Consists of 289,118 shares held directly by Ms. Susan Chiang and her husband Kai Chiang; warrants to purchase 17,436 shares; options to purchase 150,000 shares of our common stock; and participating preferred shares of SuperStock that are exchangeable into 926,331 shares of our common stock.

(7)	Consists of 95,000 shares held directly by Mr. Albers; and options to purchase 60,000 shares of our common stock.
(8)
Consists of 1,015,499 shares held directly by Mr. Allen; options to purchase 140,000 shares of our common stock; 2,996,524 shares and warrants to purchase 3,368,100 shares held by LCA Capital Partners I, Inc., which is controlled by Mr. Allen.

(9)	Consists of 1,085,500 shares held directly by Mr. Butta; and options to purchase 250,000 shares of our common stock.
(10)
Consists of 230,000 shares held directly by Mr. Garfinkle; 39,250 shares owned by the Philip Nathan Garfinkle Living Trust, for which Mr. Garfinkle is trustee; and options or warrants to purchase 190,000 shares of our common stock.

(11)
Consists of 2,996,524 shares and warrants to purchase 3,368,100 shares held by LCA Capital Partners I, Inc. which is controlled by Mr. Allen. Does not include any shares beneficially owned by Mr. Allen individually.

(12)	Consists of 170,000 shares held directly by Mr. Wiggins; and options to purchase 120,000 shares of our common stock.
(13)	Consists of 4,479,721 shares held by Clonure Limited which is controlled by Mr. Bohill.
(14)
Consists of 9,090,000 shares held by Ahab Partners, L.P.; and 11,110,000 shares held by Ahab International Ltd. Jonathan Gallen has the sole power to vote and direct the disposition of the shares of our common stock held by Ahab Partners, L.P. and Ahab International Ltd.

(15)	Consists of 12,500,000 shares held by StarVest Partners, L.P. Deborah Farrington, Jeanne Sullivan and Laura Sachar possess voting and dispositive power over the shares held by StarVest Partners, L.P.
(16)	Consists of 3,855,019 shares held by CRT Capital Group, LLC. Christopher Young is the Managing Partner of CRT Capital Group.

EQUITY COMPENSATION PLAN INFORMATION

Below is a summary of options outstanding and options available for future issuance at December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Options, Warrants & Rights Weighted Outstanding	Average Exercise Price	Number of Shares Available for Future Issuance (1)

Equity compensation plans
approved by security holders	1,335,000	$0.25	496,264

Equity compensation plans not
approved by security holders (2)	3,212,623	$0.34	—

(1)    The formula used to calculatet eh 496,264 share available for future issuance is the total 3,000,000 shares authorized for issuance under the our 2002 Stock Option Plan less options and shares granted under the 2002 Stock Option Plan, not inculding those assumed in connection with business combinations, plus options that have lapsed, less 1,168,736 shares granted to our consultants, employees, officers, and directors.

(2)    Represents options to purchase shares remaining under grants made outside of our 2002 Stock Option Plan in 2000 through 2004 to employees, directors and officers.  The terms of these options are substanitally identical to those granted under the 2002 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDER TRANSACTIONS WITH THE COMPANY

From time to time certain of our stockholders, officers and directors have loaned us funds on terms that we believe are as favorable to us as could have received from unrelated third parties.

On November 17, 2005, we consummated an arrangement with certain of its existing stockholders, Ahab International, Ltd. and Ahab Partners, L.P. (collectively “Ahab”). As part of this arrangement, SuperStock, Inc. and the Company entered into an agreement dated November 8, 2005 with Ahab pursuant to which the stockholders pledged an aggregate principal amount of $690,000 in the form of certificate of deposits (the “CDs”). The CDs replaced the deposits maintained by SuperStock which secured the letter of credit issued in lieu of the security deposit per the capital lease agreement for our headquarters facility. The agreement and CDs each are for three year terms. In addition to the interest on the loan, which is equivalent to the interest earned on the CDs plus 10% payable annually, the investors received 200,000 shares of our common stock valued at $66,000. In connection with the arrangement, SuperStock entered into a security agreement pursuant to which the stockholders maintain a security interest in collateral. As such, SuperStock has guaranteed the stockholders in the event any liquidation of the security deposit was to occur.

From February 2002 through March 2003, LCA Capital Partners I, Inc., the beneficial owner of more than 5% of our common stock, a company controlled by Luke A. Allen, a Director, and in which Albert H. Pleus, our Chairman and Chief Executive Officer, is a minority stockholder, advanced funds to us, which includes subsequently accrued interest totaling $490,000. In January 2004, LCA agreed to convert $450,000 of the amounts owed by us into 2,250,000 shares of our common stock. LCA has been issued warrants to purchase 201,000 shares of our common stock at prices from $0.20 to $0.30 in conjunction with the original notes. The balance due on the notes (less the $450,000) was repaid on June 30, 2004.

Thomas V. Butta, our Vice Chairman and President, loaned to us $25,000 during 2003, which he subsequently, in February 2004, converted into 125,000 shares of our common stock under the same terms and conditions as Barron Partners, L.P., which invested $3.0 million. The balance due on the note not converted to equity, representing nominal interest, was repaid June 2004. Albert H. Pleus, our Chairman and Chief Executive Officer and Luke A. Allen, a Director, also directly loaned to us $15,000 and $30,000 during 2003, which loan was repaid in June 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1(a)	Articles of Incorporation of a21, Inc., as filed with the Secretary of State of the State of Texas on October 29, 1998 (1).
3.1(b)	Amendment to Articles of Incorporation of a21, Inc., as filed with the Secretary of State of the State of Texas filed on May 2, 2002 (2).
3.2	Bylaws of a21, Inc., as amended to date (3).
4.1	Form of Amended and Restated Common Stock Purchase Warrant (13)
10.1*	2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (4).
10.2*	Amendment No. 1 to a21, Inc. 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (5).
10.3	Sale and Purchase Agreement, dated as of April 1, 2004, by and between SuperStock, Inc., as Seller, and NL Ventures IV, L.P., as Purchaser (6).
10.4	Lease Agreement, dated as of June 30, 2004, between NL Ventures IV Centurion, L.P., as Landlord, and SuperStock, Inc., as Tenant. (7)
10.5*	Employment Agreement between a21, Inc., SuperStock, Inc. and Susan Chiang (8)
10.6*	Employment Agreement between a21, Inc., SuperStock, Inc. and Albert Pleus(12)
10.7*	Employment Agreement between a21, Inc., SuperStock, Inc. and Thomas C. Butta (12)
10.8*	Employment Agreement between a21, Inc., SuperStock, Inc. and Haim Ariav (12)
10.9*	Employment Agreement between a21, Inc., SuperStock, Inc. and Thomas Costanza (11)
10.10	Loan Agreement dated as of November 8, 2005 among a21, Inc., SuperStock, Inc., Ahab International, Ltd. and Ahab Partners, L.P. (9)
10.11	Notes dated as of November 8, 2005 between SuperStock, Inc. and each of Ahab International, Ltd. and Ahab Partners, L.P. (9)
10.12	Security Agreement dated as of November 8, 2005 between SuperStock, Inc. and Ahab Partners, L.P., as agent (9)
10.13
Intercreditor Agreement dated as of November 8, 2005, among Cohanzick Credit Opportunities Master Fund Ltd., Gabriel Capital, L.P., John L. Steffens, Ahab Partners, L.P and Ahab International, Ltd. (9)

10.14	Share Purchase Agreement between Louis Anthony Lockley Ingram, John Bohill, Cathal John Sheehy, SuperStock Limited and a21, Inc., dated October 12, 2005 (10)
10.15	Sale and Purchase Agreement between Clonure Limited and SuperStock Limited dated October 12, 2005 (10)
10.16	Minority Sale and Purchase Agreement between Andrew Eric Lawson Smith and SuperStock Limited dated October 12, 2005 (10)
10.17	Minority Sale and Purchase Agreement between David Jeffrey, Sumi Jeffrey and SuperStock Limited dated October 12, 2005 (10)
10.18	Minority Sale and Purchase Agreement between Ruth Ingram and SuperStock Limited dated October 12, 2005 (10)
10.19	Subscription Agreement by Clonure Limited dated October 12, 2005 (10)
10.20	Subscription Agreement by Louis Ingram dated October 12, 2005 (10)
10.21	Subscription Agreement by David Jeffery dated October 12, 2005 (10)
10.22	Exchange Agreement between a21, Inc., Clonure Limited, Louis Anthony Lockley Ingram and David Jeffrey dated October 12, 2005 (10)
10.23	Service Agreement between LCJ Acquisitions Limited and Cathal Sheehy, dated October 12, 2005 (10)
10.24	Service Agreement between LCJ Acquisitions Limited and John Bohill, dated October 12, 2005 (10)
10.25	Service Agreement between LCJ Acquisitions Limited and Louis Ingram, dated October 12, 2005 (10)
10.26	Form of Amended and Restated Non-negotiable 12% Promissory Note (13)
14.	Code of Ethics
21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.
23.2	Consent of Baker Tilly
23.3	Consent of Eisner LLP.
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .
____________________
* Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2, filed on December 1, 1998.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 30, 2002, filed on May 15, 2002.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2, filed on December 1, 1998.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on April 25, 2002.
(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on July 18, 2002.
(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB, filed on April 14, 2004.
(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on July 13, 2004.
(8)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on October 25, 2005.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on November 23, 2005.
(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, filed on December 27, 2005
(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on January 9, 2006.
(12)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 13, 2005.
(13)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on June 30, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2003 and 2004, our principal independent registered public accounting firm was Eisner LLP. Thereafter, our principal independent registered public accounting was BDO Seidman LLP. The services of each were provided in the following categories and amounts:

AUDIT FEES

The aggregate fees billed by BDO Seidman for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2005 was approximately $210,000; this includes amounts for an interim review of Form 10-QSB, review of SEC correspondence, review of Form SB-2 draft, and the audit of the consolidated financial statements for 2005.

The audit fees billed by Eisner LLP for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2004 were $245,000; this includes amounts for quarterly reviews of Forms 10-QSB, Form SB-2, Form 10-KSB and consents for SEC filings.

AUDIT RELATED FEES

BDO Seidman LLP did not perform any audit related services during the fiscal year ended December 31, 2005. Audit related services performed by Eisner LLP during the fiscal year ended December 31, 2004 for accounting research totaled $19,000.

TAX FEES

No fees for tax return preparation were paid to an independent registered public accounting firm for the years ending December 31, 2005 and 2004.

ALL OTHER FEES

There were no other fees paid to an independent registered public accounting firm for the years ended December 31, 2005 and 2004.

PRE-APPROVAL OF SERVICES

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent registered accountants. For audit services, each year the independent registered accounting firm provides the Audit Committee with an engagement letter outlining the scope of the assurance services proposed to be performed during the year, which must be formally accepted by the Committee before assurance services commences. The independent registered accounting firm also submits an assurance services fee proposal, which also must be approved by the Committee before the assurance services commences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2006
a21, Inc.

	By:	/s/ Albert H. Pleus
Albert H. Pleus Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas Costanza
Thomas Costanza (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE (CAPACITY)	Date
/s/ Albert H. Pleus	Chairman and Chief Executive Officer	April 17, 2006
Albert H. Pleus	(Principal Executive Officer), and Director
/s/ Thomas Costanza	Vice President, Chief Financial Officer	April 17, 2006
Thomas Costanza	(Principal Financial and Accounting Officer)
/s/ Thomas V. Butta	Vice Chairman, President, and Director	April 17, 2006
Thomas V. Butta
/s/ Haim Ariav	Chief Creative officer and Director	April 17, 2006
Haim Ariav
/s/ Ardell D. Albers	Director	April 17, 2006
Ardell D. Albers
/s/ Luke A. Allen	Director	April 17, 2006
Luke A. Allen
/s/ Vincent C. Butta	Director	April 17, 2006
Vincent C. Butta
/s/ Philip N. Garfinkle	Director	April 17, 2006
Philip N. Garfinkle
/s/ C. Donald Wiggins	Director	April 17, 2006
C. Donald Wiggins

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Report of previous Independent Registered Public Accounting Firm	F-3

Consolidated balance sheets as of December 31, 2005 and 2004	F-4

Consolidated statements of operations for the years ended December 31, 2005 and 2004	F-6

Consolidated statements of changes in stockholders' equity (capital deficiency) and comprehensive (loss) income for the years ended December 31, 2005 and 2004	F-7

Consolidated statements of cash flows for the years ended December 31, 2005and 2004	F-10

Notes to consolidated financial statements	F-13

Report of UK-based Independent Registered Public Accounting Firm	F-2

Financial Statements for SuperStock Limited (UK) for the years ended December 31, 2005 and 2004	F-36

Independent Registered Public Accounting Firm

Board of Directors
a21 Inc. and Subsidiaries
Jacksonville, FL

We have audited the consolidated balance sheet of a21 Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statement of operations, stockholders’ equity (capital deficiency), and comprehensive based ("loss") income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of a SuperStock Limited, which statements reflect 29% of total assets as of December 31, 2005 and 16% of total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SuperStock Limited, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of a21 Inc. and Subsidiaries at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit at December 31, 2005 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  BDO Seidman LLP
Charlotte, NC
April 3, 2006

Independent Registered Public Accounting Firm

Board of Directors
SuperStock Limited
London, UK

We have audited the consolidated balance sheet of SuperStock Limited and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statement of income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SuperStock Limited and Subsidiaries at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly
London, UK
April 13, 2006

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

a21, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of a21, Inc. and subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency) and comprehensive (loss) income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of a21, Inc. and subsidiaries as of December 31, 2004 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP
New York, New York
March 11, 2005

With respect to Note S (which is not
presented herein) September 15, 2005

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
($ in thousands)

DECEMBER 31,	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,194		$717
Accounts receivable, net allowance for doubtful accounts of $57,000 and $50,000	1,840		1,462
Inventory	156		---
Prepaid expenses and other current assets	277		200
Income tax receivable	---		108
Total current assets	3,467		2,487

Land and building, net	7,153		7,329
Property and equipment, net	449		547
Photo collection, net	1,715		2,198
Goodwill	2,263		1,049
Contracts with photographers, net	929		1,133
Deferred rent receivable	541		---
Long-term notes receivable	15		18
Intangible assets, net	3,882		92
Other	100		101
Restricted cash	---		600
Total assets	$20,514		$15,554

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, unsecured	$1,050	$	---
Accounts payable	1,351		872
Accrued wages and payroll taxes	113		147
Accrued interest	104		187
Accrued purchase price payable	156		201
Royalties payable	1,180		979
Foreign income taxes payable	206		---
Current portion of promissory note payable	33		32
Warrant liability	187		---
Other	33		---
Total current liabilities	4,413		2,418

LONG-TERM LIABILITIES
Loan payable from sale-leaseback of building, less current portion	7,438		7,458
Convertible subordinated notes payable, net - Related party	---		520
Senior secured notes payable, net - Related party	2,316		---
Notes payable, unsecured, net - Related party	---		1,040
Promissory note payable, less current portion	34		67
Other	92		61

Total liabilities	14,293		11,564

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)

DECEMBER 31,	2005	2004

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,800	2,800

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; 100,000 shares authorized; 14,480 and 0 shares issued and outstanding at December 31, 2005 and 2004, respectively	---	---
Common stock; $.001 par value; 100,000,000 shares authorized; 74,115,012 and 41,816,012 shares issued at December 31, 2005 and 2004, respectively and 70,435,237 and 38,136,237 shares outstanding at December 31, 2005 and 2004, respectively	74	42
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	17,802	10,599
Deferred compensation	(115)	---
Accumulated deficit	(14,404)	(9,411)
Accumulated comprehensive income (loss)	64	(40)
Total stockholders' equity	3,421	1,190

Total liabilities and stockholders' equity	$20,514	$15,554

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Twelve Months Ended
	December 31,
	2005	2004
Revenue	$9,563	$7,475

Cost of revenue (excludes amortization expense of $697,000 and $580,000)	3,090	2,241
Selling, general and administrative	7,401	5,929
Depreciation and amortization	1,683	1,127
TOTAL OPERATING EXPENSES	12,174	9,297

OPERATING LOSS	(2,611)	(1,822)

Interest expense	(1,380)	(1,443)
Warrant expense	(173)	---
Other (expense) income, net	(610)	45

NET LOSS BEFORE INCOME TAX BENEFIT	(4,774)	(3,220)

Income tax benefit	---	729

NET LOSS	(4,774)	(2,491)

Disproportionate deemed dividends	(219)	---

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(4,993)	$(2,491)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.10)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	47,723,202	35,031,876

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) AND COMPREHENSIVE (LOSS) INCOME
($ in thousands)

	Preferred Stock			Common Stock		Treasury Stock
	Number			Number		Number
	of Shares	Amount		of Shares	Amount	of Shares	Amount

Balance at December 31, 2003	---	$	---	22,707	$23	(3,680)	$	---

Issuance of common stock for services	---		---	40	---	---		---
Issuance of common stock for cash, net	---		---	15,000	15	---		---
Issuance of common stock for repayment of notes payable to affiliates	---		---	2,375	2	---		---
Issuance of common stock for equity placement costs	---		---	450	1	---		---
Issuance of common stock in settlement of accrued compensation and compensation expense to officers and consultants	---		---	670	1	---		---
Issuance of common stock to the sellers of SuperStock	---		---	524	---	---		---
Issuance of common stock pursuant to the exercise of options	---		---	50	---	---		---
Balance at December 31, 2004	---	$	---	41,816	$42	(3,680)	$	---
Compensation from the issuance of restricted stock	---		---	3,190	3	---		---
Issuance of restricted stock for investor relations fees	---		---	150	---	---		---
Issuance of common stock for cash	---		---	8,000	8	---		---
Stock options exercised	---		---	25	---	---		---
Stock warrants exercised	---		---	17,114	17	---		---
Issuance of preferred stock as part of purchase price of Ingram (convertible into shares of a21 at a minimum price of $0.50/share)	14		---	---	---	---		---
Issuance of common stock in conjunction with the acquisition of Ingram Publishing Limited	---		---	3,620	4	---		---
Issuance of restricted stock for finance costs	---		---	200	---	---		---
Balance at December 31, 2005	14	$	---	74,115	$74	(3,680)	$	---

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) AND COMPREHENSIVE (LOSS) INCOME
($ in thousands)

					Accumulated
	Additional				Other
	Paid-In	Deferred		Accumulated	Comprehensive
	Capital	Compensation		Deficit	Income/(Loss)	Total

Balance at December 31, 2003	$5,388	$	---	$(6,920)	$ ---	$(1,509)

Issuance of common stock for services	10		---	---	---	10
Issuance of common stock for cash, net	2,775		---	---	---	2,790
Issuance of common stock for repayment of notes payable to affiliates	473		---	---	---	475
Issuance of common stock for equity placement costs	---		---	---	---	1
Issuance of common stock in settlement of accrued compensation and compensation expense to officers and consultants	146		---	---	---	147
Issuance of common stock to the sellers of SuperStock	137		---	---	---	137
Issuance of common stock pursuant to the exercise of options	13		---	---	---	13
Issuance of warrants to the holders of unsecured notes payable	31		---	---	---	31
Issuance of warrants to the holders of unsecured notes payable and convertible subordinated notes payable	390		---	---	---	390
Beneficial conversion feature related to convertible subordinated notes payable	1,105		---	---	---	1,105
Issuance of options for consulting services	48		---	---	---	48
Issuance of warrants for costs incurred in connection with the acquisition of SuperStock	83		---	---	---	83
Net loss	---		---	(2,491)	---	(2,491)
Foreign currency translation adjustment	---		---	---	(40)	(40)
Comprehensive loss						(2,531)
Balance at December 31, 2004	$10,599	$	---	(9,411)	$(40)	$1,190

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) AND COMPREHENSIVE (LOSS) INCOME
($ in thousands)

				Accumulated
	Additional			Other
	Paid-In	Deferred	Accumulated	Comprehensive
	Capital	Compensation	Deficit	Income/(Loss)	Total
Issuance of warrants to the holders of unsecured notes payable	18	---	---	---	18
Reduction in additional paid-in capital for beneficial conversion feature in connection with extinguishment of convertible subordinated notes payable	(263)	---	---	---	(263)
Issuance of warrants to the holders of senior secured notes payable	3	---	---	---	3
Issuance of restricted stock to directors and officers	400	(403)	---	---	---
Issuance of restricted stock for investor relations fees	28		---	---	28
Amortization of deferred compensation	---	288	---	---	288
Charge for the cost of variable option compensation	139	---	---	---	139
Issuance of common stock for cash	1,192	---	---	---	1,200
Stock options exercised	5	---	---	---	5
Stock warrants exercised	3,149	---	---	---	3,166
Issuance of preferred stock as part of purchase price of Ingram (convertible into shares of a21 at a minimum price of $0.50/share)	1,274	---	---	---	1,274
Issuance of common stock in conjunction with the acquisition of Ingram Publishing Limited	973	---	---	---	977
Issuance of restricted stock for finance costs	66	---	---	---	66
Deemed dividend	219	---	(219)	---	---
Net loss	---	---	(4,774)	---	(4,774)
Foreign currency translation adjustment				104	104
Comprehensive loss					(4,670)
Balance at December 31, 2005	$17,802	$(115)	$(14,404)	$64	$3,421

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
($ in thousands)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,774)	$(2,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,683	1,127
Loss from disposal of property and equipment	69	---
Amortization of finance costs	82	787
Write-down of notes receivable and advance to stockholder	---	64
Compensation from the prior issuance of variable options	139	---
Compensation from the issuance of options and warrants	18	48
Deferred compensation	288	---
Common stock issued for services	23	21
Amortization of debt discount related to notes payable	106	---
Loss on extinguishment of debt	371	---

Deferred income taxes, net	---	(729)
Other changes in long-term assets and liabilities excluding business acquisitions	(89)	---
Changes in:
Accounts receivable	160	(210)
Inventory	(91)	---
Prepaid expenses and other current assets	(7)	(131)
Income tax receivable	108	(108)
Long-term assets	---	176
Deferred rent receivable	(541)	---
Accounts payable and accrued expenses	199	(55)
Accrued interest	(83)	---
SuperStock purchase payable	156	---
Security deposit	---	61
Income tax payable	4	---
Warrant liability	173	---
Restricted cash	600	(600)
NET CASH USED IN OPERATING ACTIVITIES	(1,406)	(2,040)

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
($ in thousands)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of SuperStock, net of cash balance of $1,151 of SuperStock at date of acquisition	---	(1,417)
Acquisition of Ingram, net of cash balance of $76 of Ingram at date of acquisition	(1,487)	---
Investment in building	(232)	(21)
Investment in property and equipment	(107)	(322)
NET CASH USED IN INVESTING ACTIVITIES	(1,826)	(1,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale-leaseback of land and building accounted for as a loan payable	---	7,516
Lease payments accounted for as repayment of loan payable	---	(60)
Proceeds from senior secured notes payable - related party	2,250	---
Payment of Ingram debt	(1,548)	---
Payment of convertible subordinated notes payable	(1,250)	---
Net proceeds from sale of common stock and warrants	4,371	2,790
Proceeds from issuance of unsecured notes payable and warrants	---	1,050
Proceeds from issuance of convertible subordinated notes payable and warrants	---	1,250
Payment of revolving credit line	---	(1,700)
Payment of unsecured notes payable to affiliates	---	(160)
Payment of seller note payable	(201)	(1,576)
Payment of promissory note payable	(33)	---
Payment of note payable to bank	---	(4,554)
Other	16	---
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,606	4,556

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALANTS	104	(40)
NET INCREASE IN CASH	477	716
CASH AT BEGINNING OF PERIOD	717	1

CASH AT END OF PERIOD	$1,194	$717

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
($ in thousands)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (refunded)	$(108)	$108
Interest paid	1,251	103

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of equity for:
Repayment of notes payable to affiliates	---	424
Issuance of common stock for consulting service	9	---
Issuance of common stock for lease financing arrangement	62	---
Issuance of common stock for accrued interest on notes payable to affiliates	---	51
Issuance of common stock for accrued compensation	---	136
Issuance of common stock for placement costs in connection with the sale of common stock	---	13
Issuance of common stock as part of SuperStock acquisition	---	137
Issuance of common stock as part of Ingram acquisition (see Note C)	977	---
Issuance of preferred stock as part of Ingram acquisition (see Note C)	1,274	---
Deferred compensation	115	---
Modification of warrants in connection with senior secured notes payable	11	---
Debt discount recorded for the issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable	---	422
Debt discount recorded for beneficial conversion of convertible subordinated notes payable	---	1,105
Issuance of warrants as part of acquisition cost of SuperStock	---	83
Note payable to sellers on acquisition of SuperStock	---	1,576
Accrued purchase price payable	---	201
Issuance of promissory note payable in connection with acquisition of SuperStock	---	100
Minority interest	---	2,800
Acquisition of SuperStock (See Note C)	---	7,477
Adjustment to goodwill for reduction in valuation allowance for tax asset	---	301

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTE A - THE COMPANY AND DESCRIPTION OF BUSINESS

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

On April 30, 2002, pursuant to the exchange agreement, the stockholders of Agence exchanged 26,236,000 shares (84.3%) of the common stock of Agence and 1,500,000 shares (100%) of preferred stock of Agence on a basis of three shares of Agence for each share of common stock of Saratoga held by A21 Acquisition. The aggregate of 9,245,000 shares of the Company's common stock issued to Agence's stockholders represented 83.3% of the outstanding common stock of Saratoga. The minority stockholders of Agence hold 4,887,000 shares (the "Nonexchanged Shares") of common stock in Agence representing a 15.7% minority interest in the subsidiary, which the holders could have exchanged into 1,629,000 common shares of the Company prior to the expiration of the exchange agreement. 4,062,000 of the Nonexchanged Shares were issued to a founder upon formation of Agence. 825,000 of the Nonexchanged Shares were issued as consideration for services.

Effective with the closing of the exchange, Saratoga changed its name to a21, Inc.

Through our subsidiary SuperStock, the Company aggregates visual content from photographers, photography agencies, archives, libraries and private collections and license the visual content to our customers. The Company’s customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). The Company's products are sold directly and through a global network of distributors in over 100 countries.

The Company’s subsidiary Ingram is a UK-based provider of subscription, CD-ROM and individual royalty free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of presentation / Going Concern:

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and at December 31, 2005, had an accumulated deficit of $14.4 million and a working capital deficit of $946,000 that raise substantial doubt about its ability to continue as a going concern. The Company has funded operations by raising capital through the private placement of common stock, convertible and other debt instruments, and through the sale of assets.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. The Company’s future plans include the development of  its distribution channel leveraging its owned and licensed image content offering, and the production and acquisition of new in-demand image content to be made available to both direct and distribution customers. Additionally, the Company is in discussions with several potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations. However, there can be no assurance that these efforts will be successful.

The Company continues to incur operating expenses to enhance its market position and expand its product offering by producing or acquiring newer, in-demand image content to its customers. The Company may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by the Company or that the Company’s operations will become profitable.

[2] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, including the accounts of SuperStock and Ingram from their acquisition date during February 2004 and October 2005. The minority interest in the consolidated balance sheet at December 31, 2005 and 2004 represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of a21, Inc. The minority interest was valued at the market value of the a21, Inc. common shares at the acquisition date as if exchanged. All significant intercompany balances and transactions have been eliminated.

[3] Revenue recognition:

Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. Revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at the Company’s share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and the Company records the remaining license fee as revenue. The Company also sells subscriptions to certain images for terms ranging from one to twelve months. Revenue from subscriptions is recognized over the respective term of the subscription.

[4] Cost of revenue:

Cost of revenue reflects royalties on revenue generated from images licensed by the Company under contracts with photographers. Royalties are expensed in the period that they are incurred. Cost of revenue excludes of amortization of revenue generating assets.

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

[6] Fair value of financial instruments:

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and short-term debt, which approximate fair value because of their short maturities. The carrying amount of long-term debt approximates fair value due to the market rate of interest incurred by the Company. The fair value of the Company's notes payable to stockholders and an affiliated company are not reasonably determinable based on the related party nature of the transactions.

[7] Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, the Company had no investments with maturities greater than three months. The Company is required to maintain a security deposit in accordance with its lease agreement for the SuperStock facility (see Note O). In November 2005, the Company replaced the collateral for the letter of credit with CDs (see Note O). Cash as of December 31, 2005 excludes the certificate of deposits funded and pledged by stockholders to secure a letter of credit in the amount of $690,000. Cash as of December 31, 2004 excludes the Company’s funds pledged by the Company to secure a letter of credit in the amount of $600,000.

[8] Accounts Receivable:

Accounts receivable are trade receivables, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts based on historical loss ratios, existing economic conditions, and specific account analysis of high-risk accounts. Concentration of credit risk is limited due to the dispersion of customers. No single customer represents more than 10% of the total accounts receivable. The recorded allowance for doubtful accounts was $57,000 and $50,000 at December 31, 2005 and 2004, respectively.

[9] Inventory:

Inventories are valued at the lower of cost or market. The costs of compact disk products produced for resale are determined on the first-in, first-out (FIFO) basis. Physical counts of inventories are taken at least annually. The requirements for any provisions of estimated losses for obsolete, excess or slow-moving inventories are reviewed periodically. All inventories are categorized as finished goods.

[10] Long-term Receivables

On September 17, 2004, the Company entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two year term. SFAS 13, “Accounting for Leases”, requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term.  Accordingly, the Company recognizes total contractual minimum lease payments, including scheduled rent increases, as rental income evenly over the lease term.  Accrued revenues from contractually scheduled rent increases in excess of amounts currently due are reported as a long-term receivable.  The Company monitors this asset for collection risk and will establish reserves for any amounts deemed not collectible.  However, amounts collected in future periods may vary from the Company’s expectations.

[11] Defined Contribution Employee Benefit Plan

The Company maintains a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the Plan), in which U.S. employees at least 21 years of age may participate after completing six months of service.  Eligible employees may contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limitations.  The Plan allows the Company to make discretionary contributions.  There were no such discretionary contributions made in 2005 or 2004.

[12] Foreign Currency:

The Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. The Company translates revenue and expenses at the monthly average rates of exchange prevailing during the year. The Company includes the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains and losses which are denominated in currency other than a subsidiary’s local currency and remeasured in the subsidiary’s local currency are recognized in the consolidated statement of operations.

[13] Land and building and property and equipment and depreciation:

Land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease. The gross recorded land and building was $7.8 million and $7.5 million at December 31, 2005 and 2004, respectively. The related recorded accumulated depreciation was $615,000 and $208,000 at December 31, 2005 and 2004, respectively. Included in land and building is leasehold improvements of $250,000 at December 31, 2005, which is being depreciated over six-year or twenty-year terms depending on whether the lease improvement applies to the primary space vs. the subleased space.

Property and equipment consisting of furniture, fixtures and equipment, photography and computer equipment, and software are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated lives of furniture, fixtures and equipment being 7 years, photography and computer equipment ranging from 5 to 7 years, and software ranging from 3 to 4 years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations (see Note D).

[14] Photo collection and contracts with photographers (see Note G):

In connection with the acquisition of SuperStock, a share of the purchase value was allocated to the photo collection and contracts with photographers. Expenditures for additions and betterments to the photo collection are capitalized. The photo collection is categorized by type of imagery (fine art, vintage and contemporary). Depreciation of the photo collection is computed by the straight-line method over the assets’ estimated lives of forty years for fine art and vintage images and four years for contemporary images. Upon sale or retirement of any portion of the collection, the related cost and accumulated depreciation are removed form the accounts and any gain or loss is reflected in operations.

The contracts with photographers have an average life of five years and are automatically renewable. Amortization of the photographer’s contracts is based on projected revenues expected to be generated over the estimated ten year life of the underlying images.

[15] Goodwill and intangible assets:

The Company tests the goodwill balance for impairment annually and between annual tests in certain circumstances. The Company’s goodwill impairment testing is a two-step process with Step I - being a test for potential impairment by comparing the fair value of reporting unit with its carrying amount. If fair value of reporting unit is greater than its carrying amount (including recorded goodwill), then no impairment exists indicating no need to perform Step II. If the reporting unit carrying amount (including recorded goodwill) is greater than its fair value, then the Company must complete Step II to measure the amount of impairment, if any. The Company estimated the implied fair value based on a market capitalization value model and evaluated the implied fair value of the enterprise as a single reporting unit. The Company’s impairment test of October 1, 2005 concluded that no impairment of goodwill exists. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss from impairment of goodwill, which would be included in the determination of net income/ (loss). Intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS 144. (See Note F)

Intangible assets with definite lives are amortized using the straight line method over their expected useful life. (see Note F)

[16] Long-lived assets:

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has concluded that reported amounts as of December 31, 2005 are recoverable as the expected future undiscounted cash flows exceeds the carrying value. The Company’s consideration of SFAS 144 involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted-average cost of capital, and our future financial performance.

[17] Other (expense) income:

($ in thousands)	December 31,
2005

Currency transaction loss	$(144)
Loss on extinguishment of debt	(371)
Foreign tax credits	(105)
Other	10
$(610)

[18] Income taxes:

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from offsetting the net operating loss against loss and tax credit carryforwards against taxable income, if any. The Company establishes a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The difference in basis of the investment in foreign subsidiary relates to goodwill which is a permanent difference, and therefore, no deferred tax is recognized.

[19] Net loss attributable to common stockholders per share:

The Company calculates net loss attributable to common stockholders per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the consolidated statements of operations. Basic income (loss) per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

For the years ended December 31, 2005 and 2004, the basic and diluted net loss per share is the same since the effect from the potential exercise of 20,158,905 and 33,407,590 outstanding stock options and warrants as of December 31, 2005 and 2004, respectively, which would have been antidilutive. 5,000,151 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred and shares of have also been excluded for the years ended December 31, 2005 and 2004, and common stock issuable upon the conversion of the convertible subordinated notes for the year ended 2004. In addition, 2,896,000 shares of common stock valued at $1.3 million are issuable upon the conversion of the Company’s preferred stock issued to the stockholders of Ingram Publishing Limited as part of the acquisition price (see Note C) have been excluded for the year ended December 31, 2005.

[20] Reclassifications:

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation.

[21] Other Accumulated Comprehensive Income (Loss):

Other accumulated comprehensive income (loss) consists of net loss and net unrealized foreign currency translation adjustments and is presented in the consolidated statement of stockholders’ equity (capital deficiency) and comprehensive (loss) income.

[21] Stock-based compensation:

The Company applies the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock-based compensation. The Company does not recognize compensation expense when issuing stock options as the Company does not issue stock options with exercise prices less than the market price of its common stock on the date of the issuance. The only compensation expense recognized by the Company in relation to stock options is with respect to certain variable options. Effective January 1, 2006, the Company will adopt SFAS No. 123(R), “Share-Based Payment,” which eliminates the Company’s ability to account for employee stock options using the intrinsic value provisions of APB Opinion No. 25 and generally requires instead that the Company expense them using a fair-value-based method. See discussion of this statement under “Recently issued accounting pronouncements” below. The pro forma effect on the Company’s net loss and loss per share of applying the fair-value method of accounting would have been as follows:

$ in thousands, except per share amounts	Year Ended December 31,
	2005	2004
Net loss attributed to common stockholders	$(4,993)	$(2,491)
Add: Stock-based employee compensation included in net loss	427	---
Less: Stock-based employee compensation using the fair value method	(131)	(11)

Pro forma net loss	$(4,697)	$(2,502)

Loss per share - basic and diluted
As reported	$(0.10)	$(0.07)
Pro forma	$(0.10)	$(0.07)

The fair value of each option is measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 2005: no annual dividends; expected volatility of 90%; risk free interest rate of 3.25%, and expected life of five years, and 2004: no annual dividends; expected volatility of 80%; risk free interest rate of 3.01%, and expected life of five years.

Compensation expense of $138,500 was recorded in the consolidated statements of operations for the year ended December 31, 2005, pursuant to variable accounting for certain options. The fair value of the Company’s stock was less than the exercise price of these options on December 31, 2004 and 2003 and, accordingly, there was no related compensation expense for the year ended December 31, 2004.

[22] Advertising

Advertising expenses of $821,000 and $626,000 were expensed for the years ended December 31, 2005 and 2004, respectively. Advertising costs are charged to expense as incurred.

[23] Recently issued accounting pronouncements:

In December 2004, FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R established standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS 123R is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R using the modified prospective transition method, which means that prior period financial statements will not be restated. SFAS 123R applies to all awards granted after January 1, 2006, and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures. The impact of our equity compensation plan on our consolidated statement of operations may vary depending on the number of stock options granted and the future price of our common stock. The impact of SFAS 123R will not have any impact on the Company’s cash flows or liquidity.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE C - ACQUISITIONS

ACQUISITION OF SUPERSTOCK

In February 2004, the Company completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, a licensor of stock images to the advertising, media and publishing industries. SuperStock's primary assets included a collection of images that it either owns or licenses from third parties, an approximately 73,000 square foot facility in Jacksonville, Florida (which the Company, through its SuperStock subsidiary, sold and leased back from the buyer), receivables from its customers and cash.

In consideration for the sale and purchase of the common stock of SuperStock, the sellers received 1,666,717 shares of non-voting participating preferred stock (the “Seller Preferred”) of SuperStock which is exchangeable into 5,000,151 shares of the Company’s common stock, $2.6 million in cash and a 14 month secured note in the amount of $1.6 million that initially pays an interest rate of LIBOR plus 1.9% per annum. In addition, the Company granted warrants to the sellers to purchase 160,000 shares of our common stock at $0.56 per share and issued to the sellers and their advisors 573,589 shares of our common stock for $150,000 consideration. Final adjustments were made to the purchase price upon finalization of SuperStock's closing balance sheet pursuant to which the Company agreed to pay $100,000, to Sellers, in three installments. The first installment was paid upon the signing of the final agreement, the second installment was due and paid in March 2006 and the third installment is due in March 2007. The deferred payments due March 2006 and March 2007 is in the form of a promissory note, bearing interest at the rate of five percent per annum commencing on March 2005 until paid in full.

As part of the original purchase agreement, the sellers may also receive up to $1.5 million should SuperStock achieve certain revenue milestones during the four year period after closing. The amount due for the first year (March 1, 2004 through February 28, 2005) was $201,000, and was accrued as a cost of the acquisition. The estimated amount due for the second year (March 1, 2005 through February 28, 2006),  as of December 31, 2005 was $156,000 and has been accrued.

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
$7,477

ACQUISITION OF INGRAM PUBLISHING LIMITED

In October 2005, the Company’s UK-based SuperStock Limited subsidiary completed the acquisition of all of the outstanding stock of Ingram Publishing Limited ("Ingram") from its stockholders. Ingram is a UK-based provider of subscription, CD-ROM and individual royalty-free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities. Ingram's primary assets include approximately 100,000 images that it licenses from third parties, receivables from its customers and cash. The Company acquired Ingram in order to obtain more image content, certain key market channels, and license arrangements with photographers.

In consideration for the outstanding stock of Ingram, the stockholders received cash of $965,000 million, 14,480 shares of the Company’s preferred shares valued at $1.3 million which is convertible into shares of the Company’s common stock at a minimum price of $0.50 per share, and 3,620,000 shares of the Company’s common stock valued at $977,000 based on the closing share price the five days prior to and after the transaction closing date. In addition, the Company paid off an existing debt of $1.5 million, and incurred related transaction costs of $530,000. Ingram had no other material liabilities at closing other than ordinary course operating current liabilities of $602,000. The amount of consideration was determined by an arms length negotiation. The Preferred Stock was converted into the Company’s common stock during March 2006 (see Note P).

The aggregate purchase price was approximately $5.3 million. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which have been adjusted from the preliminary amounts previously reported to reflect the Company’s final purchase price allocation.

($ in thousands)
Current assets	$ 714
Other assets	82
License agreements	2,440
Noncompete agreement	790
Customer relationships	420
Distribution agreements	270
Trademark	220
Goodwill	961
Current liabilities	(602)
$5,295

PROFORMA EFFECT OF ACQUISITIONS

The results of operations of SuperStock and Ingram have been included in the consolidated financial statements of the Company since February 29, 2004 and October 12, 2005, respectively.

The unaudited proforma information below presents the results of operations as if the acquisitions of SuperStock and Ingram had occurred on the first day of the years presented. The unaudited proforma information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the combined companies had these events occurred at the beginning of the year presented nor is it indicative of future results:

($ in thousands, except per share amounts)	Year Ended December 31,
	2005	2004
Total revenue	$12,258	$12,059
Net loss	$(4,084)	$(2,480)

Net loss per share, basic and diluted	$(0.08)	$(0.06)

Proforma weighted average number of common shares outstanding, basic and diluted	53,435,859	44,137,991

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation, and at December 31, 2005 and 2004, is summarized as follows:

($ in thousands)	December 31,
	2005	2004

Furniture, fixtures and equipment	$421	$412
Photo/Computer equipment	430	407
Software	147	138
Less: Accumulated depreciation	(549)	(410)
Total property and equipment, net	$449	$547

Depreciation expense for property and equipment in the amount of $139,000 for the year ended December 31, 2005, is included in expenses in the consolidated statements of operations.

Depreciation and amortization in the amount of $1.1 million is included in expenses for 2004, in the consolidated statements of operations and include depreciation and amortization for land and building, the photo collection and the contracts with photographers.

NOTE E - LONG-TERM NOTES RECEIVABLE

In 2003, SuperStock sold its operations in Chile to a third party and accepted a note receivable from the seller for $80,000. The timing and amount of the payments against this note were determined to be insufficient to support the note’s book value. Using present value analysis, the value of the note at December 31, 2004 was calculated to be $18,000; the Company wrote the note receivable down by $49,000 at the end of 2004 to reflect this value. The balance at December 31, 2005 was $15,000.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $2.3 million at December 31, 2005 is comprised of $1.2 million of goodwill associated with the acquisition of SuperStock, Inc. (and $1.0 million at December 31, 2004) and $1.1 million of goodwill associated with the acquisition of Ingram Publishing Limited, as described below.

Goodwill of $1.2 million represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets associated with the acquisition of SuperStock (see Note C). Goodwill was reduced by $301,000 during 2004 to reflect the utilization of SuperStock’s net operating loss carryforward to offset taxable income related to the sale of the land and building. Goodwill has been increased by $156,000 during 2005 to reflect the additional purchase price payable to the SuperStock Sellers as described in Note C above.

Goodwill of $1.1 million represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets associated with the acquisition of Ingram (See Note C).

($ in thousands)
Goodwill at December 31, 2004	$1,049
SuperStock earnout	156
Ingram acquisition	961
Cumulative foreign currency translation of Ingram goodwill	97
Goodwill at December 31, 2005	$2,263

Identifiable intangible assets, net of amortization at December 31, 2005 are as follows:

($ in thousands)				Average useful
	Cost	Accumulated amortization	Net	life in months

SuperStock non-compete covenants	$116	$(53)	$63	48
Ingram license agreements	2,440	(144)	2,296	60
Ingram non-compete agreements	790	(77)	713	36
Ingram customer relationships	420	(41)	379	36
Ingram distribution agreements	270	(27)	243	36
Ingram trademark	220	(32)	188	24
Intangible assets	$4,256	$(374)	$3,882

Amortization expense during 2005 totaled $350,000. Approximate annual amortization expense is as follows for each of the following years after December 31, 2005: 2006:$1.1 million, 2007:$1.1 million, 2008:$841,000, 2009:$488,000, and 2010:$345,000.

NOTE G - PHOTO COLLECTION AND CONTRACTS WITH PHOTOGRAPHERS (see Note B[14])

The photo collection as of December 31, 2005 and 2004 was $2.6 million. The book value of the photo collection, net of accumulate amortization was $1.7 million and $2.2 million at December 31, 2005 and 2004, respectively. Amortization expense was $491,000 and $409,000 for 2005 and 2004, respectively. Approximate annual amortization expense is as follows for each of the following years after December 31, 2005: 2006:$491,000, 2007:$491,000, 2008:$115,000, 2009:$18,000, and 2010:$18,000.

Contracts with photographers as of December 31, 2005 and 2004 was $1.3 million. The book value of contracts with photographers, net of accumulated amortization was $929,000 and $1.1 million as of December 31, 2005 and 2004, respectively. Amortization expense was $205,000 and $171,000 for 2005 and 2004, respectively. Approximate annual amortization expense is as follows for each of the following years after December 31, 2005: 2006:$210,000, 2007:$208,000, 2008:$169,000, 2009:$124,000, and 2010:$61,000.

NOTE H - MINORITY INTEREST

As part of the transaction to acquire all of the voting common stock, representing 83% of the outstanding equity of SuperStock, in consideration for the sale and purchase of such shares, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock, which is exchangeable for 5,000,151 shares of the Company’s common stock. The preferred stock has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except liquidation. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $4.25 million or 17% of the total liquidation distributions after creditors.

The minority interest is valued as if it was exchanged into the Company’s common stock at the closing price on the day of the acquisition.

NOTE I - OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has operated domestically and internationally, since February 29, 2004. The Company's revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented. The Company's following table presents information about the Company’s domestic and international activity, including minority interest, as of December 31, 2005 and 2004 and for the years then ended.

	($ in thousands)
December 31, 2005	Domestic	International	Total

Revenue	$7,937	$1,626	$9,563

Segment operating loss	(2,085)	(526)	(2,611)

Segment assets	14,565	5,949	20,514

	($ in thousands)
December 31, 2004	Domestic	International	Total

Revenue	$6,456	$1,019	$7,475

Segment operating loss	(1,702)	(120)	(1,822)

Segment assets	16,403	385	16,788

Domestic segment information for 2005 and 2004, respectively, includes $1.8 million and $1.5 million of revenue and $398,000 and $392,000 of accounts receivables attributable to foreign agents utilized by a domestic subsidiary. International segment information reflects the operation of foreign subsidiaries. Those amounts are not based on the geographic origin of customers which is not readily determinable.

NOTE J - DEBT FINANCINGS

[1] Convertible Subordinated Notes Payable - Related Party:

In February 2004, the Company received $1.3 million in connection with the issuance of two-year convertible subordinated notes (“Notes”) (due February 29, 2006) which accrued interest at 12% for the first six months, 13.5% for the next twelve months, and 15% for the last six months and were convertible into the Company’s common stock along with 937,500 callable warrants exercisable at prices between $0.45 and $1.35 per share. The Notes were convertible at a price based on a 30% discount to a twenty day average market price of the Company’s common stock, subject to a ceiling of $2.00 and, beginning in the thirteenth month after the closing of the acquisition of SuperStock, a floor of $0.90.

The Company allocated the proceeds received to the principal amount of the Notes and the warrants based upon the relative fair value method. The fair value of the warrants was determined using a Black Scholes pricing model. Of the proceeds, $145,000 was allocated to the warrants and was recorded as debt discount and additional paid-in capital and $1.1 million was allocated to the Notes. Based on the market value of the common shares issuable upon conversion, as compared to the proceeds allocated to the notes, further debt discount and additional paid-in capital of $1.1 million was recorded for the beneficial conversion feature. The aggregate discount was being amortized over the two-year term of the note and the carrying amount is presented net of the unamortized discount. In February 2005, the Company repaid the notes and accrued interest (see item [3] below).

[2] Notes Payable, unsecured:

On February 29, 2004, the Company received $1.1 million in connection with the issuance of unsecured notes payable(the “Original Notes”), which accrued interest at 12% for up to twelve months along with 630,000 callable warrants at $0.45 per share (the “Original Warrants”). In addition, the Company issued 63,000 warrants exercisable at $0.45 per share to an investment-banking firm in connection with the placement of the Original Note. The Original Notes matured on August 29, 2004, but provided for an automatic extension, if not paid, of six months with monthly extensions thereafter. The fair value of the warrants, which amounted to $245,000, was determined using a Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. Since the notes were still outstanding as of August 29, 2004, the number of shares subject to warrants was increased by 50% (315,000 callable warrants) at $0.45 per share. The fair value of the warrants issued for the six-month extension, which amounted to $31,000, was determined using a Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. The discount was amortized over the six-month term of the promissory notes and the carrying amount is presented net of the unamortized discount at December 31, 2004.

For every month after February 29, 2005 until the Original Notes were amended, the Original Note holders were entitled to receive bonus warrants (“Bonus Warrants”) to purchase an additional 105,000 shares of the Company’s common stock at $0.45 per share (equivalent to one-ninth of the then total shares underlying the Original Warrants). During the four months ended May 2005, a total of 420,000 Bonus Warrants were issued. The fair value of the 420,000 bonus warrants, which amounted to $18,000, was determined using a Black Scholes pricing model and recorded as interest expense and additional paid-in capital. Upon the amendment and restatement of the Original Notes and issuing Restated Warrants, (as defined below), the holders surrendered their Original Notes and Original Warrants and all monthly Bonus Warrants.

On June 24, 2005, the Company amended and restated the Original Notes (the “Restated Notes”). The aggregate amount outstanding under the Restated Notes is $1.1 million. The Restated Notes mature on July 15, 2006 (the “Maturity Date”) and bear interest due quarterly commencing on September 30, 2005 at a rate of 12% per annum, which increases to 18% per annum after the Maturity Date. The initial interest payment was due September 30, 2005 and included interest accrued from the February 29, 2004 date of issuance of $200,000. The Restated Notes include customary events of default, including the Company’s failure to pay any principal or interest when due, the Company’s insolvency or bankruptcy, or sale of substantially all of the Company’s assets. Upon the occurrence of an event of default, Restated Notes become due and payable at the written demand of the holder thereof.

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

[3] Senior Secured Notes Payable - Related party

On February 22, 2005, the Company consummated a $2.3 million financing transaction in the form of two-year interest only senior (non-convertible) secured notes and retired $1.3 million of its two-year convertible subordinated notes issued in conjunction with the Company's acquisition of SuperStock in February 2004. The investors in the transaction were existing stockholders of the Company and were also holders of the Subordinated Notes (as defined below). In the transaction, SuperStock issued new 12% senior secured notes due in February 2007 in the principal amount of $2.3 million (the "Senior Notes") and retired all of its outstanding 13% convertible subordinated notes due February 28, 2006 (the "Subordinated Notes").

The Senior Notes may be prepaid without penalty at any time. They also have a provision which adds 4% of the original principal amount per year to their principal balance payable at maturity. For the year ended December 31, 2005, the principal balance has been increased by $77,000 based on this provision. In connection with the issuance of the Senior Notes, SuperStock entered into a security agreement, dated as of February 22, 2005 (the "Security Agreement"), pursuant to which it granted a first priority security interest in substantially all of the Company’s current and future assets.

Five year warrants to purchase 937,500 shares of the Company’s common stock originally issued to the holders of the Subordinated Notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares of the Company’s common stock, the holders of the Senior Notes received two year warrants to purchase an aggregate of 500,000 shares of the Company’s common stock at $0.225 per share and an aggregate of 562,500 shares of common stock at $0.45 per share (together, the "Warrants"). During the year ended December 31, 2005, the Company recorded an additional debt discount of $10,000 for the excess of the fair value of the warrants to purchase 1,062,500 shares of the Company’s common stock on the date of issuance over the fair value of the warrants to purchase 937,500 shares of common stock calculated at the time of amendment (reflecting the remaining term and the stock price on that date). Pursuant to the provisions of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”), the Company recorded the value of the Warrants as a current liability, with subsequent changes in fair value to be reflected in the consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to registration rights and because the terms did not include a liquidating damages provision. The warrants were valued at $14,000 at the time of initial classification. As of December 31, 2005, the warrants were valued at $187,000, and the increase in valuation of $173,000 was recorded as non-operating warrant expense during 2005.

In September 2005, the Company issued 8,000,000 additional shares of common stock to accredited investors (see Note N[2]). Per an anti-dilution provision of the Warrants, this issuance of common stock resulted in an amendment of the exercise price of the warrants. The two year warrants to purchase an aggregate of 500,000 shares of the Company’s common stock were amended to have an exercise price of $0.188 per share (originally $0.225 per share) and an aggregate of 562,500 shares of common stock to have an exercise price of $0.377 per share (originally $0.45 per share). In accordance with this amendment, the Company recorded an additional debt discount of $7,000 (reflecting the remaining term and the stock price on that date). The debt discount is being amortized as interest expense over the term of the Senior Notes.

In connection with the transaction, the Company paid the $1.3 million of Subordinated Notes as of February 22, 2005 which had a carrying amount of $666,000, net of debt discount of $634,000. In connection with repaying the Subordinated Notes, SuperStock also terminated the Exchange Agreements which it had entered with the holders of the Subordinated Notes and setting forth the terms pursuant to which the Subordinated Notes could have been converted into shares of the Company’s common stock. The Company reduced additional paid-in capital by $263,000, representing the intrinsic value of the beneficial conversion feature when the debt was repaid and recognized a loss on extinguishment of debt of $371,000, for the difference between the intrinsic value and the unamortized debt discount at the time of extinguishment.

NOTE K - RELATED PARTY TRANSACTIONS

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

NOTE L - LOAN PAYABLE ON BUILDING

On June 30, 2004, the Company completed the sale and leaseback of the land and an approximately 73,000 square foot building in which the Company’s headquarters are located in Jacksonville, Florida. The facility was sold for $7.7 million and resulted in net proceeds of $7.5 million, of which $4.0 million was used to repay a bank note that was secured by a first mortgage on the facility and $1.6 million was used to repay other indebtedness to the selling stockholders of SuperStock. The building was leased back for a term of twenty years. The lease provides the Company with two five-year renewal options at specified payments.

Based on the terms of the leasing arrangement, the transaction does not qualify for sale recognition and has been accounted for as a financing transaction pursuant to SFAS No. 98, "Accounting for Leases". Accordingly, the accompanying financial statements reflect the net proceeds from the sale of the land and building as a loan payable with an effective interest rate of 10.1%. The building is included in property and equipment and is being depreciated on a straight-line basis over the twenty-year term of the lease. (see Note O)

The following table summarizes the Company’s annual maturities under the loan payable on building as of December 31, 2005:

Year Ended December 31,
($ in thousands)
2006	$17
2007	35
2008	55
2009	80
2010	110
Thereafter	7,158
7,455
Less: Current Portion	(17)
Long Term Portion	$7,438

The current portion of the loan payable is included in other current liabilities.

NOTE M - INCOME TAXES

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2005 and 2004 is as follows:

($ in thousands)	Year Ended December 31,
	2005		2004
Income tax benefit at federal statutory rate		$(1,623)	$(1,095)
State income tax benefit, net of effect on federal taxes		(173)	(170)
Permanent differences and other		53	304
Increase in valuation allowance		1,743	232
Income tax benefit	$	---	$729

The Company’s deferred tax assets and liabilities relate to the following temporary differences between financial accounting and tax bases at December 31, 2005 and 2004:

($ in thousands)	December 31,
	2005		2004
Deferred tax assets:
Net operating loss carryforwards		$3,627		$2,556
Foreign tax credits (1)		443		400
Alternative minimum tax credit (1)		28		28
Accounts receivable (1)		19		20
Deferred compensation		173		19
Capital lease		189		51
Total deferred tax assets		4,479		3,074

Deferred tax liabilities:
Depreciation on photo collection and other		(879)		(675)
Non compete agreement		(24)		(37)
Photographer contracts		(349)		(522)
Total Deferred tax liabilities		(1,252)		(1,234)

Net deferred tax asset		3,227		1,840
Less: valuation allowance		(3,227)		(1,840)
Net deferred tax asset	$	---	$	---

(1)	These amounts relate to the acquisition of SuperStock, Inc. in 2004.

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The increase in the valuation allowance was $1.7 million and the decrease was $161,000 for the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had net operating loss, foreign tax credit and alternative minimum tax credit carryforwards for income tax purposes of $9.2 million, $443,000, and $28,000, respectively. The net operating loss and foreign tax credit carryforwards expire in varying amounts through 2025. The Company’s ability to benefit from these carryforwards is limited under certain provisions of the Internal Revenue Code. At December 31, 2005, the Company had foreign net operating loss carryforwards for income tax purposes of $684,000 that have no expiration date.

In 2004, the Company reduced its valuation allowance by $301,000 with a corresponding reduction to Goodwill related to the acquisition of SuperStock (see Note C). These adjustments were made to reflect the utilization of SuperStock’s net operating loss and capital loss carryforwards on the sale of the land and building (see Note L).

NOTE N - STOCKHOLDERS’ EQUITY

[1] Preferred stock:

The Company is authorized to issue 100,000 shares of its $.001 par value preferred stock.

As discussed in Note C, the Company issued 14,480 shares of the Company’s preferred stock to the stockholders of Ingram Publishing Limited as part of the acquisition price. These shares are convertible into shares of the Company’s common stock at a minimum price of $0.50 per share. At December 31, 2005, there are 14,480 shares of preferred stock issued and outstanding. At December 31, 2004 there were no shares of preferred stock issued or outstanding.

[2] Common stock:

The Company is authorized to issue 100,000,000 shares of its $.001 par value common stock.

In September 2005, the Company issued 8,000,000 shares of its restricted common stock with piggyback registration rights to accredited investors for cash of $1.2 million.

During May 2005, the Company issued to each of our non-employee directors, based on the number of committees each served on, 510,000 of shares of our restricted common stock and granted to each of these directors 510,000 five-year stock options to purchase the number of shares of the Company’s common stock, which options are exercisable at $0.30 per share and which fully vest by December 1, 2005.

During June 2005, the Company issued a new non-employee director, 95,000 shares of its restricted common stock valued at $19,000 and granted him a five-year stock option to purchase 95,000 shares of common stock, which options are exercisable at $0.30 per share. The pricing of such options was above the market trading value at the time of the grant. The options fully vest by December 1, 2006.

During 2005, the Company issued 2,585,000 shares of its restricted common stock to four of its officers pursuant to the terms of their employment agreements, of which 778,750 are subject to repurchase by the Company at $0.01 per share as of December 31, 2005 (see Note O).

The total stock grants to directors and officers totaling 3,190,000 shares, valued at fair value per the respective market trading prices at the time of the grants, resulted in unamortized deferred compensation of $115,000 included in the consolidated statements of changes in stockholder’s equity and comprehensive income as of December 31, 2005 and compensation expense of $288,000 for the year ended December 31, 2005.

During 2005, the Company also issued 150,000 shares of its restricted common stock to a consultant for investor relations services and 200,000 shares of its restricted common stock for finance costs related to the lease deposit arrangement discussed in Note J [4] above. These stock grants for consulting services were valued at fair value per the respective market trading prices at the time of the grants, and charged to additional paid in capital for $28,000 and the fair value of the financing cost charged to additional paid in capital was $66,000 during 2005.

In February 2004, the Company received net proceeds of $2.8 million, and $600,000 of liabilities owed by the Company were exchanged, in connection with the issuance of 18,000,000 shares of common stock along with 5,508,000 warrants exercisable at $0.20 per share and 19,828,800 callable warrants exercisable at prices between $0.225 and $1.35 per share. In addition, the Company issued 450,000 shares of common stock to an investment-banking firm in connection with the placement of the equity. The liabilities that were exchanged included $475,000 of notes payable to affiliates and $125,000 of accrued compensation due to the Company’s Chairman and President.

During the year ended December 31, 2004, the Company issued 670,000 shares of its common stock for services in settlement of accrued compensation and compensation expense of $147,000 to officers and consultants.

[3] Stock options and warrants:

Stock options and warrants have been granted to officers, directors and employees based upon employment agreements and other grants at the discretion of the Board of Directors. Warrants have been granted through other financing and investment agreements with certain of the Company’s investors.

The following summarizes the Company's stock option and warrant activity:

	STOCK OPTIONS		WARRANTS
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE

Balance, December 31, 2003	2,614,168	$0.32	1,267,667	$1.02

Granted	2,083,455	$0.30	28,015,890	$0.59
Exercised	---		(573,590)	$0.26
Balance, December 31, 2004	4,697,623	$0.31	28,709,967	$0.61

Granted	4,603,650	$0.30	1,062,500	$0.29
Exercised	(25,000)	$0.15	(17,114,000)	$0.19
Forfeited/Cancelled	(598,335)	$0.27	(1,177,500)	$0.93
Balance, December 31, 2005	8,677,938	$0.31	11,480,967	$0.47

Exercisable, December 31, 2004	4,685,123	$0.31	28,709,967	$0.61

Exercisable, December 31, 2005	6,220,836	$0.31	11,480,967	$0.47

The above table reflects the 2005 grants of stock options, which includes options granted to directors and officers discussed above along with other grants to employees under the 2005 Stock Plan.

The above table reflects the 2004 grant of 573,590 warrants to purchase common stock in connection with the acquisition of SuperStock. These warrants were exercised during 2004 at $0.26 per share and provided $150,000 cash to the Company.

The above table also reflects the exercise of 17,114,000 during 2005 described as follows: During October 2005, the Company completed a transaction raising $3.2 million. The transaction involved the sale by Barron Partners L.P. ("Barron"), a significant stockholder of the Company, of outstanding warrants to purchase 21,114,000 shares of the Company's common stock to ten "accredited investors" also being significant stockholders of the Company, including StarVest Partners, L.P., Ahab Partners, L.P., Ahab International, Ltd., Aslan Capital Management, LLC and CRT Capital Group, LLC. As described below, for a limited period of time, the Company reduced the exercise price of warrants to purchase 17,114,000 shares of the Company's common stock to $0.185 per share, during which time the investors exercised their warrants and purchased shares of the Company’s common stock, and the Company received the exercise price for each of the shares it issued.

Prior to this transaction, Barron held warrants to purchase the following number of shares of the Company’s common stock at the following exercise prices: 4,590,000 shares at $0.20; 4,590,000 shares at $0.225; 4,590,000 shares at $0.45; 3,672,000 shares at $0.90; and 3,672,000 shares at $1.35. Barron sold these warrants to purchase 21,114,000 shares of the Company's common stock to the investors for $0.02 per share. Pursuant to a letter agreement dated October 4, 2005 between the Company and the investors, for a two-day period, the Company reduced the exercise price of warrants to purchase, in the aggregate, 17,114,000 shares of the Company's common stock to $0.185 per share. The investors then exercised these warrants and purchased such shares.

In connection with the transaction, also during October 2005, the Company amended the warrant transferred to CRT Capital Group, LLC to purchase 4,000,000 shares of the Company’s common stock. Pursuant to this warrant, the exercise price is $0.25 per share, which may be adjusted as described below, provided the warrant is exercised upon the earlier to occur of (a) March 31, 2006, and (b) ten (10) days, or twenty (20) days if the shares common stock into which the warrant may be exercised is not then eligible for resale pursuant to a registration statement under the Securities Act of 1933, following written notice by the Company that the five-day volume weighted average price is greater than or equal to forty cents ($0.40).

As a result of the repricing of the warrants to purchase 21,114,000 shares of the Company’s common stock, the Company recorded a deemed dividend of approximately $219,000 increasing the net loss available to common stockholders. The remaining 4,000,000 warrants were exercised subsequent to December 31, 2005, but prior to March 31, 2006 at a price of $0.30 per share (see Note P).

Consulting fees of $58,000 are reflected in the accompanying consolidated statements of operations for 2004, relating to the issuance of common stock, options and warrants.

The fair value of each warrant and option grant on the date of grant is estimated using a Black-Scholes option-pricing model reflecting the following weighted average assumptions for the years ended December 31, 2005: no annual dividends; expected volatility of 90%; risk free interest rate of 3.25%, and for options expected life of five years (contractual term for warrants), and 2004: no annual dividends; expected volatility of 80%; risk free interest rate of 3.01%, and expected life of five years (contractual term for warrants),..

The weighted average fair value of options granted during 2005 and 2004 was $0.07 and $0.03, respectively. The weighted average fair value of warrants granted during 2005 and 2004 was $0.23 and $0.12, respectively.

The following table summarizes information about stock options at December 31, 2005:

Options Outstanding

		Weighted Average
Exercise	Number	Remaining	Number
Prices	Outstanding	Contractual Life	Exercisable

$0.15	729,167	1 year	729,167
$0.25	1,335,000	2 years	1,335,000
$0.30	6,213,771	4 years	3,756,669
$0.50	160,000	2 years	160,000
$1.00	120,000	2 years	120,000
$1.50	120,000	2 years	120,000
	8,677,938	3 years	6,220,836

Pursuant to the Company’s 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), 3,000,000 shares of the Company's common stock are reserved for issuance. The 2002 Plan authorizes the Company’s board of directors to issue warrants, options, restricted or unrestricted common stock and other awards to the employees, consultants and directors of the Company and its affiliates. Certain options and warrants to be granted under the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2002 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by the Company's Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events. As of December 31, 2005 and 2004 there were 496,264 shares available for grant under the Stock Plan.

On February 16, 2006, an information statement was mailed or furnished to the stockholders of the Company in connection with the authorization and approval by a majority of the Board of Directors of the Company’s 2005 Stock Incentive Plan (“Stock Plan”) at a meeting held on March 10, 2005 and the subsequent adoption of such corporate action by written consent on February 9, 2006 of holders entitled to vote 65.51% of the aggregate outstanding shares of the Company’s common stock. Such adoption constitutes the approval and consent of at least 43,673,034 of the total number of shares of Common Stock outstanding on February 9, 2006 and is sufficient under the Texas Business Corporation Act and the Company’s Articles of Incorporation to approve the action. Accordingly, this information statement was furnished solely for the purpose of informing the stockholders of the Company, in the manner required under the Securities Exchange Act of 1934, as amended, of the approval of this corporate action (see Note P).The Stock Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock and unrestricted stock of up to an aggregate of 6,000,000 shares of common stock to officers, employees and independent contractors of the Company or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the Stock Plan. The number of shares of common stock for which awards may be granted to a participant under the Stock Plan in any calendar year cannot exceed 2,000,000.

The following table summarizes information about warrants at December 31, 2005:

Warrants Outstanding

		Weighted Average
Exercise	Number	Remaining	Number
Prices	Outstanding	Contractual Life	Exercisable

$0.188	500,000	4 years	500,000
$0.20	968,000	3 years	968,000
$0.225	918,000	3 years	918,000
$0.25	4,079,000	3 months	4,079,000
$0.30	122,000	2 years	122,000
$0.377	562,500	4 years	562,500
$0.40	50,000	2 years	50,000
$0.45	1,926,000	3 years	1,926,000
$0.56	160,000	3 years	160,000
$0.63	16,668	1 year	16,668
$0.75	162,500	1 year	162,500
$0.90	734,400	3 years	734,400
$1.25	160,000	2 years	160,000
$1.26	183,333	1 year	183,333
$1.35	734,400	3 years	734,400
$1.50	83,333	1 year	83,333
$1.75	50,000	2 years	50,000
$2.25	33,333	2 months	33,333
$3.00	37,500	6 months	37,500
	11,480,967	2 years	11,480,967

NOTE O - COMMITMENTS AND OTHER MATTERS

[1] Consulting, advisory services, and employment agreements:

The Company entered into an employment agreement with its Chairman and Chief Executive Officer dated as of May 2005. The agreement provides for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, he is entitled to receive an annual base salary of $125,000, subject to increases determined by our board of directors. In addition, the annual salary shall be increased to $150,000 based on our achieving certain revenue targets and attaining profitability during prescribed periods. He was granted an option to purchase 800,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of these options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the shares of the common stock covered thereby on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, he was issued 960,000 restricted shares of common stock valued at $115,000 of which 320,000 shares vested on June 30, 2005 and the balance of which vest in equal parts for the eight consecutive months thereafter beginning on July 31, 2005. The employment agreement also (1) provides that the restricted shares and options granted shall vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock. In connection with our entering into the employment agreement with him, the parties agreed to terminate his consulting agreement as of May 2005. His consulting agreement with us was for a term of 36 months and was due to expire on September 2005. Pursuant to his consulting agreement, he served as a consultant to us as well as our Chairman, effective as of October 2002. Under the consulting agreement, he received consulting fees at the rate of $15,000 per month payable in cash or common stock, subject to increase.

Pursuant to a consulting agreement dated July 1, 2002 between the Company and one of its stockholders, the stockholder agreed to serve as a consultant to the Company and to provide marketing and consulting services. He has served as Chief Strategic Officer from June 2004 to December 2004, President since December 2004 and from February 2001 to May 2004, he served as an advisor. The Company entered into an employment agreement with him in the capacity as President dated as of May 2005. The agreement provides for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, he is entitled to receive an annual base salary of $125,000, subject to increases determined by our board of directors. In addition, the annual salary shall be increased to $150,000 based on our achieving certain revenue targets and attaining profitability during prescribed periods. He was granted an option to purchase 800,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of these options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the shares of the common stock covered thereby on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, he was issued 1,200,000 restricted shares of common stock valued at $144,000, which vest in four equal amounts on each of June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006. The employment agreement also (1) provides that the restricted shares and options granted vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

In September 2002, the Company entered into a two-year agreement with an employee to act as the Company's President. The agreement called for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation may be payable in common shares of the Company at the option of the individual in the event that the Company does not make above payments in cash at the end of each month. The rate at which common shares were to be issued was 150% of cash compensation due or restricted common shares at 200% of the cash compensation due. The employee was provided with options to purchase up to 400,000 common shares of the Company with 160,000 options exercisable at $0.50, 120,000 exercisable at $1.00 and 120,000 exercisable at $1.50. Such options will expire May 1, 2007. In addition, in January 2004, the Company awarded the employee an option to purchase 577,941 common shares at $0.30. The agreement with this employee has terminated. The Company entered into an employment agreement with him, as its Chief Creative Officer and SuperStock’s President and Chief Creative Officer dated as of May 2005. The agreement provides for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, he is entitled to receive an annual base salary of $110,000, subject to increases determined by the Chief Executive Officer of each of a21 and SuperStock. In addition, the annual salary shall be increased to $120,000 should we (i) enter into a new credit facility in excess of $500,000, or (ii) close an acquisition of a company whose trailing 12 month revenue prior to closing is in excess of $5,000,000, with a further increase in salary subject to the discretion of the Chief Executive Officer of each of a21 and SuperStock if we achieve certain revenue and profit targets during prescribed periods. He was granted an option to purchase 400,000 shares of our common stock valued at $30,000 at a purchase price of $0.30 per share The pricing of these options was above the market trading value at the time of the grant and which options are exercisable as to 25% of the shares of the common stock covered thereby on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, He was issued 250,000 restricted shares of common stock which vest in equal amounts on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. The employment agreement also (1) provides that the restricted shares and options granted vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

The Company entered into an employment agreement with SuperStock’s Executive Vice President dated as of October 1, 2005. The agreement continues for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, she is entitled to receive an annual base salary of $110,000, increasing to $120,000 on November 1, 2005, subject to increases as shall be determined by the Chief Executive Officers of a21 and SuperStock. Ms. Chiang was granted an option to purchase 300,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of these options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares represented thereby on each of November 1, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, she was issued 175,000 restricted shares of common stock valued at $33,000 which vest in equal amounts on each of November 1, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. The employment agreement also (1) provides that the restricted shares and options granted vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

(See Note P).

[2] Lease commitments

The capital lease agreement for the Company’s headquarters facility (see Note L) includes a requirement to maintain a security deposit. This security deposit was initially funded as a letter of credit in the amount of $600,000, and was reflected as restricted cash in the consolidated balance sheets as of December 31, 2004. The lease agreement also requires the Company to fund additional $30,000 deposits on the first day of each July, October, January, and April beginning July 1, 2005 up to and including July 1, 2006, for a total of $750,000.

In September 2004, the Company entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two year term.  The sublease requires monthly rent payments to the Company beginning in November 2004 with annual increases through the term of the sublease.  The total lease payments in accordance with the terms of the agreement are $3.5 million. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as a deferred receivable of $541,000 at December 31, 2005. Approximate rental income is as follows for each of the following years after December 31, 2005: 2006:$550,000 2007:$680,000, 2008:701,000 2009:$722,000, and 2010:$616,000.

In a lease agreement for SuperStock Limited in the UK, the Company has sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, SuperStock Limited would be liable for approximately $90,000 per year under the covenants in the lease in the event the company who has sublet the facility is unable to perform under such terms.

[3] Lease Deposit Arrangement

On November 17, 2005, the Company consummated an arrangement with certain of its existing stockholders, Ahab International, Ltd. and Ahab Partners, L.P. (collectively “Ahab”). As part of this arrangement, SuperStock, Inc. and the Company entered into an agreement dated November 8, 2005 with Ahab pursuant to which the stockholders pledged an aggregate principal amount of $690,000 in the form of certificate of deposits (the “CDs”). The CDs replaced the deposits maintained by SuperStock which secured the letter of credit issued in lieu of the security deposit per the capital lease agreement for the Company’s headquarters facility (see Notes J[4] and O[2]). The agreement and CDs each are for three year terms. In addition to the interest on the loan, which is equivalent to the interest earned on the CDs plus 10% payable annually, the investors received 200,000 shares of the Company’s common stock charged to additional paid in capital and recorded as amortizable debt discount of $66,000. In connection with the arrangement, SuperStock entered into a security agreement pursuant to which the stockholders maintain a security interest in collateral. As such, SuperStock has guaranteed the stockholders in the event any liquidation of the security deposit was to occur. This arrangement was consummated as a means of providing additional liquidity to the Company.

[4] Litigation and settlement of claims:

The Company is involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on the Company's results of operations and financial position. The Company was a defendant in a lawsuit where the creditor was seeking recovery of future and past due lease payments on a lease, which was terminated by the parties. In 2004 the Company agreed to pay $26,000 to the creditor to settle the remaining disputed amount in connection with this matter.

[5] Liens and encumbrances:

The Internal Revenue Service filed a tax lien against all of the assets of Agence. The lien in the amount of $143,000 represented delinquent payroll taxes for the period from September 19, 2000 (inception) to June 30, 2002. All outstanding amounts have been paid as of December 31, 2004.

[6] Other:

In April 2003, the Company was contacted by an attorney representing a holder of certain Nonexchanged Shares claiming that such shares are exchangeable into shares of the Company's common stock. The Company believes that the shares are not exchangeable since the exchange agreement has expired. As of December 31, 2005, the Company no longer considers this issue to be outstanding.

NOTE P - SUBSEQUENT EVENTS

[1] Equity Transactions:

On February 16, 2006, an information statement was mailed or furnished to the stockholders of the Company in connection with the authorization and approval by a majority of the Board of Directors of the Company’s 2005 Stock Incentive Plan (“Stock Plan”) at a meeting held on March 10, 2005 and the subsequent adoption of such corporate action by written consent on February 9, 2006 of holders entitled to vote 65.51% of the aggregate outstanding shares of the Company’s common stock (see Note N).

On March 6, 2006, the Company received $1.2 million in connection with the exercise of warrants to purchase four million shares of the Company’s common stock held by a significant stockholder of the Company. The stockholder previously acquired the warrants from another significant stockholder of the Company, through a prior transaction. In connection with the exercise of the warrants, the Company set the exercise price of the warrants to $0.30 per unregistered share, which is approximately 10% less than what the exercise price would have been pursuant to the original terms of the warrants. This accommodation was granted by the Company in order to facilitate the transaction.

On March 14, 2006, the Company issued 2,522,648 shares of its common stock to the holders of its Series A Convertible Preferred Stock upon the conversion of the Preferred Stock by the holders thereof. The Company originally issued the Preferred Stock in connection with its acquisition of Ingram, on October 12, 2005. The Preferred Stock was converted into the Company’s common stock at a price per share of the common stock of $0.574, the average of the closing price of the Company’s common stock for the 20 trading day period ending on March 13, 2006.

[2] Employment Agreement:

The Company entered into an employment agreement with its Vice President and Chief Financial Officer and SuperStock’s Executive Vice President and Chief Financial Officer, dated as of January 3, 2006. The agreement continues for a term of 36 months unless earlier terminated in accordance with its terms. Pursuant to the agreement, he is entitled to receive an annual base salary of $114,000, subject to increases as shall be determined by the Chief Executive Officers of a21 and SuperStock. He was granted an option to purchase 165,000 shares of our common stock at a purchase price of $0.34 per share. The pricing of such options was at the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares represented thereby on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007. The employment agreement also (1) provides that the stock options granted shall vest immediately upon a change in control as defined of a21, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

SuperStock Limited CONSOLIDATED FINANCIAL STATEMENTS For the year ended 31 December 2005

Company Registration No. 2949455

DIRECTORS

H Ariav
T Butta

SECRETARY

S Chiang

REGISTERED OFFICE
2 Bloomsbury Street
London WC1B 3ST

REGISTERED NUMBER

02949455 (England and Wales)

AUDITORS

Baker Tilly
Chartered Accountants
2 Bloomsbury Street
London WC1B 3ST

The directors submit their report and the group financial statements of SuperStock Limited for the year ended 31 December 2005.

PRINCIPAL ACTIVITIES

The principal activity of the group during the year was that of a photographic library.

REVIEW OF THE BUSINESS AND FUTURE DEVELOPMENTS

The company has increased its share of the market, but has continued to suffer losses. With the continuing support of the company’s parent undertaking, the directors intend to continue to pursue established policies and to further develop the company’s business and believe that this will lead to improvements in profitability.

On 12 October 2005 the company acquired LCJ Acquisition Group for £3,056,200.

DIVIDENDS

In view of the accumulated losses of the company the directors are unable to recommend the payment of a dividend.

DIRECTORS

The following directors have held office since 1 January 2005:

H Ariav	(appointed 15 February 2005)
T Butta	(appointed 15 February 2005)
K Chiang	(resigned 15 February 2005)

DIRECTORS’ INTERESTS IN SHARES AND DEBENTURES

No director held any interest in the shares of the company at any time during the year or thereafter.

The directors interests in the shares of the parent undertaking, a21, Inc. are disclosed in that company’s financial statements.

AUDITORS

A resolution to re-appoint Baker Tilly, Chartered Accountants, as auditors will be put to the members at the annual general meeting.

By order of the board

S Chiang
Secretary

Company law requires the directors to prepare financial statements for each financial year which give a true and fair view of the state of affairs of the company and of the profit or loss of the company for that period. In preparing those financial statements, the directors are required to:

a.	select suitable accounting policies and then apply them consistently;

b.	make judgements and estimates that are reasonable and prudent;

c.	state whether applicable accounting standards have been followed, subject to any material departures disclosed and explained in the financial statements;

d.	prepare the financial statements on the going concern basis unless it is inappropriate to presume that the company will continue in business.

The directors are responsible for keeping proper accounting records which disclose with reasonable accuracy at any time the financial position of the company and to enable them to ensure that the financial statements comply with the requirements of the Companies Act 1985. They are also responsible for safeguarding the assets of the company and hence for taking reasonable steps for the prevention and detection of fraud and other irregularities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SUPERSTOCK LIMITED

We have audited the accompanying balance sheet of SuperStock Limited as at 31 December 2005, and the related statements of operations, stockholders’ equity, and cash flows for the year ended 31 December 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 31 December 2005, and the results of its operations and its cash flows for the year ended 31 December 2005, in conformity with U.S. generally accepted accounting principles.

BAKER TILLY
Registered Auditor
Chartered Accountants
2 Bloomsbury Street
London WC1B 3ST
United Kingdom

INDEPENDENT AUDITORS' REPORT OF THE MEMBERS OF
SUPERSTOCK LIMITED

We have audited the financial statements on pages 5 to 20.

This report is made solely to the company’s members, as a body, in accordance with section 235 of the Companies Act 1985. Our audit work has been undertaken so that we might state to the company’s members those matters we are required to state to them in an auditor’s report and for no other purpose. To the fullest extent permitted by law, we do not accept or assume responsibility to anyone other than the company and the company’s members as a body, for our audit work, for this report, or for the opinions we have formed.

Respective responsibilities of directors and auditors
The directors’ responsibilities for preparing the Annual Report and the financial statements in accordance with applicable law and United Kingdom Accounting Standards are set out in the Statement of Directors’ Responsibilities.

Our responsibility is to audit the financial statements in accordance with relevant legal and regulatory requirements and International Standards on Auditing (UK and Ireland).

We report to you our opinion as to whether the financial statements give a true and fair view and are properly prepared in accordance with the Companies Act 1985. We also report to you if, in our opinion, the Directors’ Report is not consistent with the financial statements, if the company has not kept proper accounting records, if we have not received all the information and explanations we require for our audit, or if information specified by law regarding directors’ remuneration and other transactions is not disclosed.

We read other information contained in the Annual Report, and consider whether it is consistent with the audited financial statements. This other information comprises only the Directors’ Report. We consider the implications for our report if we become aware of any apparent misstatements or material inconsistencies with the financial statements. Our responsibilities do not extend to any other information.

Basis of audit opinion
We conducted our audit in accordance with International Standards on Auditing (UK and Ireland) issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company’s circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion
In our opinion the financial statements give a true and fair view, in accordance with United Kingdom Generally Accepted Accounting Practice, of the state of the group’s and parent company’s affairs at 31 December 2005 and of the group’s loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.

BAKER TILLY
Registered Auditor
Chartered Accountants
2 Bloomsbury Street
London WC1B 3ST

SuperStock Limited
CONSOLIDATED STATEMENT OF INCOME
for the year ended 31 December 2005

	Notes	Year 31.12.05 £	Period 1.6.04 to 31.12.04 £

TURNOVER	1	822,186	414,041

Cost of sales		(417,459)	(239,352)
Gross profit		404,727	174,689

Administrative expenses		(714,819)	(219,521)
OPERATING LOSS		(310,092)	(44,832)

Interest receivable and similar income		576	322
		(309,516)	(44,510)

Interest payable and similar charges		(3,509)	(1,631)
LOSS ON ORDINARY ACTIVITIES BEFORE TAXATION	2	(313,025)	(46,141)

Taxation	5	-	-
LOSS ON ORDINARY ACTIVITIES AFTER TAXATION		(313,025)	(46,141)

Dividends		-	-
RETAINED LOSS FOR THE YEAR	16	(313,025)	(46,141)

The operating loss for the year arises from the group’s continuing operations.

No separate statement of Total Recognised Gains and Losses has been presented as all such gains and losses have been dealt with in the profit and loss account.

SuperStock Limited
CONSOLIDATED BALANCE SHEET
31 December 2005

	Notes	31 December 2005 £	31 December 2004 £

FIXED ASSETS
Intangible assets	7	2,830,186	-
Tangible assets	8	50,361	3,533
Investments		-	-
		2,880,547	3,533
CURRENT ASSETS
Stocks	10	37,420	-
Debtors	11	376,992	113,958
Cash at bank and in hand		152,386	34,122
		566,798	148,080

CREDITORS: Amounts falling due within one year	12	(1,139,258)	(599,281)
NET CURRENT LIABILITIES		(572,460)	(451,201)

TOTAL ASSETS LESS CURRENT LIABILITIES		2,308,087	(447,668)

CREDITORS: Amounts falling due after more than one year	13	(3,064,710)	-

PROVISIONS FOR LIABILITIES AND CHARGES	14	(4,070)	-
		(760,693)	(447,668)

CAPITAL AND RESERVES
Called up share capital	15	100	100
Share premium account	17	62,400	62,400
Profit and loss account	16	(823,193)	(510,168)
SHAREHOLDERS’ FUNDS		(760,693)	(447,668)

The financial statements on pages 5 to 20 were approved by the board of directors and authorised for issue on [date] and are signed on its behalf by:

H Ariav               Director

SuperStock Limited
COMPANY BALANCE SHEET
31 December 2005

	Notes	31 December 2005 £	31 December 2004 £

FIXED ASSETS
Tangible assets	8	3,653	3,533
Investments	9	3,056,200	-
		3,059,853	3,533
CURRENT ASSETS
Debtors	11	134,305	113,958
Cash at bank and in hand		49,544	34,122
		183,849	148,080

CREDITORS: Amounts falling due within one year	12	(709,024)	(599,281)
NET CURRENT LIABILITIES		(525,175)	(451,201)

TOTAL ASSETS LESS CURRENT LIABILITIES		2,534,678	(447,668)

CREDITORS: Amounts falling due after more than one year	13	(3,056,200)	-
NET LIABILITIES		(521,522)	(447,668)

CAPITAL AND RESERVES
Called up share capital	15	100	100
Share premium account	17	62,400	62,400
Profit and loss account	16	(584,022)	(510,168)
SHAREHOLDERS’ FUNDS		(521,522)	(447,668)

The financial statements on pages 5 to 20 were approved by the board of directors and authorised for issue on [date] and are signed on its behalf by:

H Ariav         Director

SuperStock Limited
CONSOLIDATED CASHFLOW STATEMENT
for the year ended 31 December 2005

	Notes	Year ended 31.12.05 £	Period ended 31.12.04 £

Cash flow from operating activities	18a	80,139	5,915

Returns on investments and servicing of finance	18b	(2,933)	(1,309)

Taxation		-	-

Capital expenditure and servicing of finance	18c	(1,202)	(3,817)

Acquisitions and disposals	18d	(3,056,200)	-
CASH (OUTFLOW)/INFLOW BEFORE FINANCING		(2,980,196)	789

Financing	18e	3,054,900	-
INCREASE IN CASH IN THE PERIOD		74,704	789

RECONCILIATION OF NET CASH FLOW TO MOVEMENT IN NET FUNDS
	2005 £	2004 £

Increase in cash in the period	74,704	789

Change in net debt resulting from cash flows	-	-

New finance leases	(19,555)	-

NET FUNDS AT 1 JANUARY 2005	789	-
NET FUNDS AT 31 DECEMBER 2005	55,938	789

SuperStock Limited
ACCOUNTING POLICIES

BASIS OF ACCOUNTING

Accounting convention
The financial statements have been prepared under the historical cost convention and in accordance with applicable accounting standards in the United Kingdom.

Basis of consolidation
The group financial statements consolidate the financial statements of SuperStock Limited and its subsidiaries made up to 31 December 2005. No profit or loss account is presented for SuperStock Limited.

SuperStock Limited acquired its subsidiary companies on 12 October 2005. Accordingly, these financial statements reflect the results and cash flows subsequent to that date.

Going concern
The company has suffered a loss during the year to 31 December 2005 and at that date current liabilities exceed current assets by more than £500,000. However, the company’s major creditor, its immediate parent undertaking, has confirmed its intention to continue to provide such financial support as is necessary to enable the company to meet its liabilities as they fall due and to continue as a going concern.

The financial statements have been prepared on a going concern basis. No provisions have been made for any liabilities that may arise if the support referred to above ceased to be available and if the company was unable to continue trading.

Turnover
Turnover represents net invoiced sales of goods, excluding value added tax.

Tangible fixed assets
Depreciation is provided at the following annual rates in order to write off each asset over its estimated useful life.

Plant and machinery etc 15% on reducing balance

Intangible fixed assets

Intangible fixed assets arising on consolidation are written off over their estimated useful lives and stated as follows:

Non-competing intangible	3 years
Trademark	2 years
License Agreements	5 years
Distribution Agreement	3 years
Customer Relationship	3 years
Goodwill	20 years

Stocks
Stocks are valued at the lower of cost and net realisable value, after making due allowance for obsolete and slow moving items.

SuperStock Limited
ACCOUNTING POLICIES

Deferred tax

Deferred tax is recognised in respect of all timing differences that have originated but not reversed at the balance sheet date where transactions or events that result in an obligation to pay more tax in the future or a right to pay less tax in the future have occurred at the balance sheet date. Timing differences are differences between the company’s taxable profits and its results as stated in the financial statements that arise from the inclusion of gains and losses in tax assessments in periods different from those in which they are recognised in the financial statements.

Deferred tax assets are recognised to the extent that it is regarded as more likely than not that the assets will be recovered.

Deferred tax is measured at the average tax rates that are expected to apply in the periods in which timing differences are expected to reverse, based on tax rates and laws that have been enacted or substantially enacted by the balance sheet date. Deferred tax is measured on a non-discounted basis.

Foreign currencies
Assets and liabilities in foreign currencies are translated into sterling at the rates of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into sterling at the rate of exchange ruling at the date of transaction. Exchange differences are taken into account in arriving at the operating result.

Hire purchase and leasing commitments
Assets obtained under hire purchase contracts or finance leases are capitalised in the balance sheet. Those held under hire purchase contracts are depreciated over their estimated useful lives. Those held under finance leases are depreciated over their estimated useful lives or the lease term, whichever is the shorter.

The interest element of these obligations is charged to the profit and loss account over the relevant period. The capital element of future payments is treated as a liability.

Rentals paid under operating leases are charged to the profit and loss account as incurred.

Comparative figures
The comparative figures are in respect of the period from 1 June 2004 to 31 December 2004.

SuperStock Limited
NOTES TO THE FINANCIAL STATEMENTS
for the year ended 31 December 2005

1	TURNOVER

The group’s turnover and loss on ordinary activities before taxation were all derived from its principal activity.

Sales were made in the following geographical markets:
	Year to 31 December 2005 £	Period to 31 December 2004 £

United Kingdom	614,237	397,260
Rest of the world	207,949	16,781
	822,186	414,041

2	LOSS ON ORDINARY ACTIVITIES

Loss on ordinary activities before taxation is stated after charging/(crediting):	Year to 31 December 2005 £	Period to 31 December 2004 £
Depreciation and amounts written off tangible fixed assets:
Charge for the period:
owned assets	562	648
Exchange losses/(gains)	6,057	126
Auditors’ remuneration	35,000	5,000

3	EMPLOYEES

	Year to 31 December 2005 No	Period to 31 December 2004 No
The average number of persons (including directors) employed by the company during the period was:
Management and administration	1	1
Services	5	5
	6	6
	£	£
Staff costs for above persons:
Wages and salaries	203,283	116,344
Social security costs	27,116	14,027
	230,399	130,371

Directors emoluments and other benefits etc	53,130	-

SuperStock Limited
NOTES TO THE FINANCIAL STATEMENTS
for the year ended 31 December 2005

4	INTEREST PAYABLE

	Year to 31 December 2005 £	Period to 31 December 2004 £

Interest element of hire purchase and finance lease payments	2,666	-
Interest on parent company loan	573	-
Other interest	270	1,631
	3,509	1,631

5	TAXATION

	Year to 31 December 2005 £	Period to 31 December 2004 £
Current tax:
UK corporation tax	-	-
Total current tax	-	-

Factors affecting tax charge for the period:	Year to 31 December 2005 £	Period to 31 December 2004 £
The tax charge for the year differs from a charge based on the standard rate of corporation tax in the UK (30%). The differences are explained below:
Loss on ordinary activities before tax	(313,025)	(46,141)
Loss on ordinary activities charged at the standard rate of UK corporation tax of 30% (2004: 19%)	(93,908)	(8,767)
Expenses not deductible for tax purposes	28,580	77
Capital allowances in excess of depreciation	(796)	(504)
Carry forward of tax losses	66,124	9,194
Current tax charge for the period	-	-

6	LOSS OF PARENT COMPANY

The company has taken advantage of Section 230 of the Companies Act 1985 and has not presented its own profit and loss account. The loss of the parent company for the year ended 31 December 2005 amounted to £73,854 (2004: £46,141).

SuperStock Limited
NOTES TO THE FINANCIAL STATEMENTS
for the year ended 31 December 2005

7	INTANGIBLE FIXED ASSETS

GROUP	On acquisition £	Charged in period £	31 December 2005 £

Non-competing intangible	452,465	37,706	414,759
Trademark	126,003	15,760	110,253
License Agreements	1,397,486	69,874	1,327,612
Distribution Agreement	154,640	12,887	141,753
Customer Relationship	240,551	20,046	220,505
Goodwill	615,304	-	615,304
Total	2,986,449	156,253	2,830,186

8	TANGIBLE FIXED ASSETS

GROUP	Plant and machinery £
Cost
1 January 2005	4,303
On acquisition	71,715
Additions	1,202
31 December 2005	77,220
Depreciation
1 January 2005	770
On acquisition	24,767
Charge in year	1,322
31 December 2005	26,859
Net book value
31 December 2005	50,361

31 December 2004	3,533
The net book value of the group’s fixed assets includes £31,617 (2004: £Nil) in respect of assets held under finance lease and hire purchase contracts.

SuperStock Limited
NOTES TO THE FINANCIAL STATEMENTS
for the year ended 31 December 2005

8	TANGIBLE FIXED ASSETS

Plant and machinery £
COMPANY
Cost
1 January 2005	4,303
Additions	1,202
31 December 2005	5,505
Depreciation
1 January 2005	770
Charged in the period	1,082
31 December 2005	1,852
Net book value
31 December 2005	3,653
31 December 2004	3,533

9	FIXED ASSET INVESTMENTS

Unlisted investments £
COMPANY
Cost
1 January 2005	-
Additions	3,056,200
31 December 2005	3,056,200
Provisions
At 1 January 2005 and 31 December 2005	-
31 December 2005	3,056,200
31 December 2004	-

SuperStock Limited
NOTES TO THE FINANCIAL STATEMENTS
for the year ended 31 December 2005

9	FIXED ASSET INVESTMENTS (continued)

	The group holds more than 20% of the equity of the following companies:

	Subsidiaries

	LCJ Acquisitions Limited
	Nature of business: Publishers
	Class of shares:	% holding	Period	Year
	Ordinary	100.00	ended	ended
			31.12.05 £	31.3.04 £

	Aggregate capital and reserves		1,097,092	1,004,705
	Profit for the year/period		92,387	329,705

	Ingram 1001 Limited (subsidiary of LCJ Acquisitions Limited)
	Nature of business: Dormant
	Class of shares:	% holding
	Ordinary	100.00
			2005 £	2004 £
	Aggregate capital and reserves		1,000	1,000

	Ingram Publishing Limited (subsidiary of Ingram 1001 Limited)
	Nature of business: Publishers
	Class of shares:	% holding	Period	Year
	Ordinary	100.00	ended	ended
			31.12.05 £	31.3.04 £

	Aggregate capital and reserves		21,843	138,632
	Loss for the year/period		116,789	51,060

10	Stocks

	2005 £	Group 2004 £	2005 £	Company 2004 £

Goods for resale and consumables	37,420	-	-	-

11	Debtors

	2005 £	Group 2004 £	2005 £	Company 2004 £

Trade debtors	374,666	108,782	131,979	108,782
Other debtors	-	3,433	-	3,433
Prepayments	2,326	1,743	2,326	1,743
	376,992	113,958	134,305	113,958

SuperStock Limited
NOTES TO THE FINANCIAL STATEMENTS
for the year ended 31 December 2005

12	CREDITORS: Amounts falling due withint one year

	2005 £	Group 2004 £	2005 £	Company 2004 £

Hire purchase contracts	11,045	-	-	-
Trade creditors	189,652	103,481	97,856	103,481
Amounts owned to group companies	591,595	483,111	591,595	483,111
Corporation tax	115,652	-	-	-
Other taxation and social security	28,681	6,339	14,573	6,339
Accruals and deferred income	202,633	6,350	5,000	6,350
	1,139,258	599,281	709,024	599,281

13	CREDITORS: Amounts falling due after more than one year

	2005 £	Group 2004 £	2005 £	Company 2004 £

Obligations under finance leases	8,510	-	-	-
Amounts owed to group undertaking	3,056,200	-	3,056,200	-
	3,064,710	-	3,056,200	-

14	PROVISIONS FOR LIABILITIES AND CHARGES

	2005 £	Group 2004 £

Deferred tax - accelerated capital allowances	4,070	-

15	CALLED UP SHARE CAPITAL

Authorised:
Number:	Class:	Nominal value	2005 £	2004 £

100,000	Ordinary	£1	100,000	100,000

Allotted, issued and fully paid:
100	Ordinary	£1	100	100

SuperStock Limited
NOTES TO THE FINANCIAL STATEMENTS
for the year ended 31 December 2005

16	PROFIT AND LOSS ACCOUNT RESERVES

		Group		Company
	2005 £	2004 £	2005 £	2004 £

At 1 January 2005	(510,168)	(464,027)	(510,168)	(464,027)
Retained loss for the year	(313,025)	(46,141)	(73,854)	(46,141)
At 31 December 2005	(823,193)	(510,168)	(584,022)	(510,168)

17	RESERVES AND RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS’ FUNDS

	Share capital £	Share premium £	Profit and loss account £	Total shareholders funds £
GROUP
At 1 June 2004	100	62,400	(464,027)	(401,527)
Loss for the period	-	-	(46,141)	(46,141)
At 31 December 2004	100	62,400	(510,168)	(447,668)
Loss for the year	-	-	(313,025)	(313,025)
At 31 December 2005	100	62,400	(823,193)	(760,693)
COMPANY
At 1 June 2004	100	62,400	(464,027)	(401,527)
Loss for the period	-	-	(46,141)	(46,141)
At 31 December 2004	100	62,400	(510,168)	(447,668)
Loss for the year	-	-	(73,854)	(73,854)
At 31 December 2005	100	62,400	(584,022)	(521,522)

18	CASH FLOWS

	Year ended 31.12.05 £	Period ended 31.12.04 £

a Reconciliation of operating profit to net cash inflow from operating activities
Operating loss	(310,092)	(44,832)
Depreciation	1,322	648
Amortisation of goodwill	156,263	-
Increase in stocks	-
Increase in debtors	13,821	6,291
Increase in creditors	218,825	43,808
Net cash flow from operating activities	80,139	5,915

SuperStock Limited
NOTES TO THE FINANCIAL STATEMENTS
for the year ended 31 December 2005

18	CASH FLOWS (continued)

		Year ended 2005 £	Period ended 2004 £
b	Returns on investments and servicing of finance
	Interest received	576	322
	Interest paid	(3,509)	(1,631)
	Interest element of finance lease rental payments	-	-
		(2,933)	(1,309)

c	Capital expenditure and financial investment
	Purchase to acquire tangible fixed assets	(1,202)	(3,817)

d	Acquisitions and disposals
	Payments to acquire subsidiary undertakings (note 19)	(3,056,200)	-
e	Financing
	Issue of ordinary and preference share capital	-	-
	Bank loans	-	-
	Related party loan	-	-
	Hire purchase and finance lease payments	(1,300)	-
	Payment of deferred consideration
	Group loan	3,056,200	-
		(3,054,900)	-

		At 1 January 2005 £	Cash flow £	Other non cash changes £	At 31 December 2005 £
f	Analysis of changes in net debt - year ended 31 December 2005
	Cash in hand, at bank	34,132	118,254	-	152,386
	Bank overdrafts	-	-	-	-
		34,132	118,254	-	152,386
	Debt due within one year	-	-		-
	Debt due after more than one year	-	-	-	-
		34,132	118,254	-	152,386

	Analysis of changes in net funds - period ended 31 December 2004	At 1 June 2004 £	Cash flow £	Other non cash changes £	At 31 December 2004 £

	Cash at bank and in hand	33,333	789	-	34,122
	Debt due within one year	-	-		-
	Debt due after more than one year	-	-	-	-
		33,333	789	-	34,122

SuperStock Limited
NOTES TO THE FINANCIAL STATEMENTS
for the year ended 31 December 2005

19	NET EFFECT OF ACQUISITIONS

	Purchase price £	Fair value to the group £	Goodwill £

Goodwill arising on acquisitions in the year to 31 December 2005 comprises:
LCJ Acquisitions Limited	3,056,200	69,751	2,986,449

The purchase price was satisfied by:			£

Cash consideration			552,716
Issue of share in a21, Inc			2,176,247
Acquisition costs			303,731
			3,032,694
The fair value of the assets of LJ Acquisitions Limited acquired by the company comprises:

Tangible fixed assets			46,948
Stocks			37,420
Debtors			276,444
Cash			43,560
Creditors due within one year			(334,621)
			69,751

20	OPERATING LEASE COMMITMENTS

	Year ended 31.12.05 £	Group Period 1.6.04 to 31.12.04 £	Year ended 31.12.05 £	Company Period 1.6.04 to 31.12.04 £
At 31 December 2005 group companies had annual commitments under non-cancellable operating leases, as follows:
Land and buildings - expiring within one year	44,076	44,915	44,076	44,915
Plant and machinery - expiring within one year	-	1,576	-	1,576

21	ULTIMATE PARENT COMPANY

The company’s immediate parent company is SuperStock, Inc., a company incorporated in the United States of America.

The company’s ultimate parent company is A21, Inc., a company incorporated in the United States of America.

SuperStock Limited
NOTES TO THE FINANCIAL STATEMENTS
for the year ended 31 December 2005

22	RELATED PARTY TRANSACTIONS

During the year the company entered into transactions with its immediate parent company, SuperStock, Inc. as follows:

	Year to 31 December 2005 £	Period to 31 December 2004 £

Royalties charged on the provision of photographic images	70,191	45,129

Promotional costs charged by the parent company	39,067	3,262

Loan interest charged on amounts owing to the parent company	2,795	1,631
At 31 December 2005 the amount owing to SuperStock, Inc. was £591,595 (2005: £484,222).

During the year the company entered into transactions with Ian Lishman, its former company secretary, as follows:
	Year to 31 December 2005 £	Period to 31 December 2004 £

Royalties charged on the provision of photographic images	-	7,531

Rent payable in respect of the company’s premises	-	23,221
At 31 December 2005 the amounts owing to Mr Lishman was £Nil (2004: £4,538).

	Year to 31 December 2005 £	Period to 31 December 2004 £

TURNOVER	612,504	414,041

Royalties	(324,809)	(239,352)
GROSS PROFIT	287,695	174,689

ADMINISTRATIVE EXPENSES
Wages and salaries	178,221	116,344
Staff national insurance contributions	17,708	14,027
Rent	39,829	23,221
Rates and service charge	3,381	2,595
Light and heat	1,421	949
Insurance	3,647	2,120
Repairs and maintenance	1,186	-
Cleaning	1,374	791
Catalogue distribution	22,048	5,948
Catalogue costs	9,371	1,671
Travel and subsistence	4,106	10,634
Telephone	4,948	4,005
Stationery and postage	15,365	6,194
Sundry expenses	2,700	2,116
Subscriptions	871	670
Computer costs	16,652	12,659
Advertising	26,948	3,134
Entertaining	275	406
Legal and professional fees	600	1,388
Accountancy fees	898	390
Auditors and tax fees	5,000	6,940
Depreciation	1,028	648
Bad and doubtful debts	(547)	1,633
Bank charges	1,474	912
Foreign currency gains/losses	411	126
	358,915	219,521

OPERATING LOSS	(71,220)	(44,832)

INTEREST RECEIVABLE
Bank interest receivable	431	322

INTEREST PAYABLE
Interest on other loans	(3,065)	(1,631)
NET LOSS FOR THE PERIOD	(73,854)	(46,141)
This page does not form part of the statutory financial statements.