Form 10KSB/A
period 2005-12-31
A21 INC
filed 2006-04-24
CIK 1074436

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB/A

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12G-2 of the Exchange Act [____]

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

Explanatory Note

a21, Inc. is filing this Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005 (this “Amended Report”) to amend and supercede the Annual Report on Form 10-KSB filed on April 17, 2006 (the “Original Report”).  The original filing was inadvertently submitted for filing by a21’s edgar filing agent without a21’s permission.  This Amended Report amends and supercedes the Original Report in its entirety.

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

In consideration for the outstanding stock of Ingram, the stockholders received $965,000 in cash, approximately $1.3 million of our preferred stock which is convertible into 2,896,000 shares of our common stock at a minimum price of $0.50 per share, and 3,620,000 shares of our common stock. In addition, we paid Ingram debt of $1.5 million, and paid transaction costs of approximately $530,000. Ingram had no other significant liabilities at closing other than normal accounts payable and accrued expenses. Our preferred stock issued in connection with the acquisition of Ingram was converted into 2,522,648 shares of our common stock on March 14, 2006.

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We operate by domestic (U.S.A) and foreign segments. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-KSB/A. The geographic information required herein is contained in Note I to our Consolidated Financial Statements and is incorporated by reference herein.

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

GOING CONCERN

The company has sustained significant recurring losses and at December 31, 2005, had an accumulated deficit of $14.2 million and a working capital deficit of $946,000 that raise substantial doubt about its ability to continue as a going concern and as such caused the Company’s independent registered public accounting firm to include a going concern explanatory paragraph in their report in connection with their audit of the Company’s financial statements for the year ended December 31, 2005. The Company estimates it will generate and require approximately $14 million substantially from operations in 2006. Should the Company need more or generate less cash, it will need additional funding to cover any potential shortfall. In addition, the Company will need to raise cash from equity and debt financings in order to fund any acquisitions or shortfall from cash from operations. If the Company is unable to secure any required funding, it will not be able to implement its business plan and may not be able to conduct business as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

MATERIAL WEAKENESS

Our independent registered public accounting firm has advised us and our Audit Committee that there were material weaknesses in our internal controls and procedures during fiscal year 2005. We have taken steps and have a plan to correct the material weaknesses. Management believes that if these material weaknesses are not corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in our consolidated financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us. While we have taken steps to improve internal controls in 2005, our independent registered public accounting firm has advised our management and our Audit Committee that, in their opinion, there were material weaknesses in internal control during 2005. The identified material weakness stems from our numerous debt and equity transactions involving complex and judgmental accounting issues and aspects of the financial reporting process. Our independent registered public accounting firm has noted instances where generally accepted accounting principals in the U.S.A. were not correctly applied and adjustments to our financial statements were required. As part of the remedial steps taken, we hired a full time Chief Financial Officer in January 2006 to oversee technical accounting, financial reporting and internal control issues.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN MULTIPLE COUNTRIES

We have over 50 distributors doing business in approximately 100 countries. In addition, we have operating subsidiaries in the U.K. and in Canada. In 2005, revenues earned outside of the U.S. accounted for approximately 17% of our total revenue. As a result, we are subject to risks associated with operating in multiple countries, including:

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

WE WILL NEED TO OBTAIN ADDITIONAL FINANCING TO FUND OUR OPERATIONS AND TO ACQUIRE ADDITIONAL BUSINESSES

We will need to obtain additional financing to fund our operations and to acquire additional businesses. There is no guarantee that we will be able to raise additional capital under terms and conditions that are favorable to us, if at all. If we are unable to raise additional capital, we will have to extend the maturity on some of our obligations. There is no guarantee that we will be able to reach agreement on such extensions under terms and conditions that are favorable to us, if at all.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS HAVE REQUIRED SUBSTANTIAL FINANCIAL AND PERSONNEL RESOURCES AND WE STILL MAY FAIL TO COMPLY

As directed by section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-KSB/A. In addition, the public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement is expected to first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2007. Depending on a number of variables and the significant resources required to comply, uncertainty exists regarding our ability to comply by applicable deadlines.

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

OTHER (EXPENSE) INCOME, NET. Other (expense) income, net was ($505,000) for 2005 compared to other income (expense), net of ($45,000) in 2004. The increase in other income (expenses), net was largely attributable to a $371,000 loss on the extinguishment of the convertible subordinated notes payable and currency transaction losses of $144,000.

INCOME TAX BENEFIT. Income tax expense of $105,000 for 2005 compared to a benefit of $729,000 for 2004. The 2005 expense resulted from the write-off of foreign income tax credits that we believe may not be utilized. The 2004 tax benefit of $729,000 arose principally out of the ability to use current period operating losses against the taxable gain recognized upon the sale of the SuperStock building.

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

Net cash used in operating activities for 2005 was $1.9 million, compared to net cash used in operating activities of $2.0 million for 2004. The net cash used in operating activities in 2005 was due primarily to the net loss of $4.8 million and an increase in accounts receivable from the subtenant at our headquarters of $541,000, adjusted for $1.7 million of depreciation and amortization, a $371,000 loss on extinguishment of debt, increase in accounts payable and accrued expenses of $355,000, and $288,000 for compensation from issuances of restricted stock to directors and officers. Net cash used in operating activities in 2004 was principally due to a net loss of $2.5 million adjusted for $787,000 of amortization of finance costs and $1.1 million of depreciation and amortization, in addition to a decrease of deferred income tax liability of $729,000, an increase of $600,000 in restricted cash and an increase in accounts receivable by $210,000.

Net cash used in investing activities for 2005 was $1.2 million, compared to net cash used in investing activities for 2004 of $1.2 million. Net cash used in investing activities in 2005 was primarily due to the acquisition of Ingram for $1.5 million and additions to building for leasehold improvements of $232,000 for subleased building space, partially offset by $600,000 of funds released from lease security deposit due to investor arrangement. Net cash used in investing activities in 2004 of $1.8 million was from the net cash investment in the acquisition of SuperStock in the amount of $1.4 million and an investment in property and equipment of $322,000.

Net cash provided by financing activities for 2005 was $3.6 million, compared to net cash provided by financing activities of $4.6 million for 2004. Net cash provided by financing activities in 2005 resulted primarily from the sale of common stock and warrants for $4.4 million and the new $2.3 million senior secured notes partially offset by the retirement of the $1.3 million convertible subordinated notes and the payment of $1.5 million for Ingram debt. Net cash provided by financing activities in 2004 was primarily from net proceeds of $7.5 million from the sale of the land and building, and net proceeds of $2.8 million in connection with the issuance of common stock and warrants, proceeds of $2.3 million from the issuance of notes payable and warrants, which was partially offset by the repayment of a $1.7 million credit line, and the repayment of mortgage debt of $6.1 million collateralized by the SuperStock land and building.

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

The Company has sustained recurring losses and at December 31, 2005, had an accumulated deficit of $14.2 million and a working capital deficit of $946,000 that raise substantial doubt about its ability to continue as a going concern. The Company estimates it will generate and require approximately $14 million from operations in 2006. The Company estimates it will need nearly the same amount. Should the Company need more or generate less cash, it will need additional funding to cover any potential shortfall. If the Company is unable to secure any required funding, it will not be able to implement its business plan and may not be able to conduct business as a going concern.

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

OFF BALANCE SHEET ARRANGEMENTS

On November 17, 2005, we consummated an arrangement with certain of our existing stockholders, Ahab International, Ltd. and Ahab Partners, L.P. (collectively “Ahab”). As part of this arrangement, SuperStock, Inc. and the Company entered into an agreement dated November 8, 2005 with Ahab pursuant to which Ahab pledged an aggregate amount of $690,000 in the form of certificate of deposits (the “CDs”). The CDs replaced the deposits maintained by SuperStock which secured the letter of credit issued in lieu of the security deposit per the capital lease agreement for our headquarters facility. The agreement has a three year term which is the term of the requirement to maintain a security deposit under the capital lease agreement.  We pay interest at a rate of 10% per annum plus Ahab retains the interest earned on the CDs.  Ahab received 200,000 shares of our common stock charged to additional paid in capital and recorded as deferred service cost of $66,000. In connection with the arrangement, SuperStock entered into a security agreement pursuant to which Ahab maintains a security interest in the CDs. As such, SuperStock provided a guarantee to Ahab in the event any liquidation of the security deposit was to occur. This arrangement was consummated as a means of providing additional liquidity to us.

ITEM 7. FINANCIAL STATEMENTS

See the consolidated financial statements beginning on page F-1.

Reports of Independent Registered Public Accounting Firms	F-1, F-3

Report of Subsidiary's Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets as of December 31, 2005 and 2004	F-4

Consolidated statements of operations for the years ended December 31, 2005 and 2004	F-6

Consolidated statements of changes in stockholders' equity (capital deficiency) and comprehensive (loss) income for the years ended December 31, 2005 and 2004	F-7

Consolidated statements of cash flow for the years ended December 31, 2005 and 2004	F-10

Notes to consolidated financial statements	F-13

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

Our independent registered public accounting firm has advised us and our Audit Committee that there were material weaknesses in our internal controls and procedures for the year ended December 31, 2005. We have taken steps and have a plan to correct the material weaknesses. We believe that if these material weaknesses are not corrected, a potential misapplication of accounting principles generally accepted in the U.S. ("GAAP") or potential accounting error in our consolidated financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us. While we have taken steps to improve internal controls in 2005, our independent registered public accounting firm has advised our management and our Audit Committee that, in their opinion, there were material weaknesses in internal control during 2005. The identified material weakness stems from our numerous equity and debt transactions involving complex and judgmental accounting issues and aspects of the financial reporting process. During 2005, we restated our 2004 consolidated financial statements. Our independent registered public accounting firm has noted instances where GAAP were not correctly applied and adjustments to our consolidated financial statements were required. As part of the remedial steps taken, we hired a full time Chief Financial Officer in January 2006 to oversee technical accounting, financial reporting and internal control issues.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and positions of our executive officers and directors and the executive officers of SuperStock:

Name	Age	Position
Albert H. Pleus	44	Chairman and Chief Executive Officer
Thomas V. Butta	49	Vice Chairman and President of a21, and Chief Executive Officer of SuperStock, Inc.
Haim Ariav	41	Director and Chief Creative Officer of a21, and President and Chief Creative Officer of SuperStock, Inc.
Thomas Costanza	40	Vice President and Chief Financial Officer of a21, and Executive Vice President and Chief Financial Officer of SuperStock, Inc.
Susan O. Chiang	40	Executive Vice President of SuperStock, Inc.
Ardell D. Albers	42	Director
Luke A. Allen	42	Director
Vincent C. Butta	44	Director
Philip N. Garfinkle	45	Director
C. Donald Wiggins	56	Director

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

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code is incorporated by reference as Exhibit 14 to this Form 10-KSB/A. A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, 7660 Centurion Parkway, Jacksonville, Florida 32256.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to our Principal Executive Officers serving during 2005 and to the other executive officers whose annual compensation exceeded $100,000 for 2005:

Name	Position	Year	Salary ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)		Stock Options (#)
Albert H. Pleus	Chairman / Chief Executive Officer	2005	$118,000		—		$115,200	(a)	800,000
		2004	$131,000	(a)	$30,000	(a)	—		1,505,514
		2003	—		$180,000	(a)	—		—

Thomas V. Butta	Vice-Chairman / President / Prin. Fin. Officer	2005	$118,000		—		$144,000	(b)	800,000
		2004	$49,000		—		—		—

Haim Ariav	Chief Creative Officer	2005	$110,000		—		$30,000	(c)	400,000
		2004	$167,000	(c)	$9,000		—		577,941
		2003	$180,000	(c)			—		—

Susan O. Chiang	Executive Vice President, SuperStock, Inc.	2005	$93,000		—		$33,250	(d)	300,000
		2004	$67,000	(d)	—		—		—

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

(15)	Consists of 12,500,000 shares held by StarVest Partners, L.P. Deborah Farrington, Jeanne Sullivan and Laura Sachar possess voting and dispositive power over the shares held by StarVest Partners, L.P.
(16)	Consists of 3,855,019 shares held by CRT Capital Group, LLC. Christopher Young is the Managing Partner of CRT Capital Group.

EQUITY COMPENSATION PLAN INFORMATION

Below is a summary of options outstanding and options available for future issuance at December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Options, Warrants & Rights Weighted Outstanding	Average Exercise Price	Number of Shares Available for Future Issuance (1)

Equity compensation plans
approved by security holders	1,335,000	$0.25	496,264

Equity compensation plans not
approved by security holders (2)	7,342,938	$0.32	1,869,684

(1)    The formula used to calculate the 496,264 share available for future issuance is the total 3,000,000 shares authorized for issuance under the our 2002 Stock Option Plan  less options and shares granted under the 2002 Stock Option Plan, not inculding those assumed in connection with business combinations, plus options that have lapsed, less 1,168,736 shares granted to our consultants, employees, officers, and directors. The formula used to calculate the 1,869,684 shares available for future issuance is the total 6,000,000 shares authorized for issuance under the our 2005 Stock Option Plan less options granted under the 2002 Stock Option Plan, not including those assumed in connection with business combinations, plus options that have lapsed, less 4,130,316 shares granted to our employees, officers, and directors.

(2)    Represents options to purchase shares remaining under grants made outside of our 2002 Stock Option Plan and 2005 Stock Option Plan from 2000 through 2005 to employees, directors and officers.  The 2005 Stock Option Plan was approved by stockholders in February 2006.  Options issued under the 2005 plan are not considered outstanding for GAAP purposes until approved by the stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDER TRANSACTIONS WITH THE COMPANY

From time to time certain of our stockholders, officers and directors have loaned us funds on terms that we believe are as favorable to us as could have received from unrelated third parties.

On November 17, 2005, we consummated an arrangement with certain of its existing stockholders, Ahab International, Ltd. and Ahab Partners, L.P. (collectively “Ahab”). As part of this arrangement, SuperStock, Inc. and the Company entered into an agreement dated November 8, 2005 with Ahab pursuant to which the stockholders pledged an aggregate principal amount of $690,000 in the form of certificate of deposits (the “CDs”). The CDs replaced the deposits maintained by SuperStock which secured the letter of credit issued in lieu of the security deposit per the capital lease agreement for our headquarters facility. The agreement and CDs each are for three year terms. In addition to interest, which is equivalent to the interest earned on the CDs plus 10% payable annually, the investors received 200,000 shares of our common stock valued at $66,000. In connection with the arrangement, SuperStock entered into a security agreement pursuant to which the stockholders maintain a security interest in collateral. As such, SuperStock has guaranteed the stockholders in the event any liquidation of the security deposit was to occur.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2003 and 2004, our principal independent registered public accounting firm was Eisner LLP. Thereafter, our principal independent registered public accounting was BDO Seidman, LLP. The services of each were provided in the following categories and amounts:

AUDIT FEES

The aggregate fees billed by BDO Seidman for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2005 was approximately $210,000; this includes amounts for an interim review of Form 10-QSB, review of SEC correspondence, review of Form SB-2 draft, and the audit of the consolidated financial statements for 2005. Approximately 60% of the total hours spent on audit services for the Company for the year ended December 31, 2005 were spent by the Griggs Group, LLP, members of the BDO alliance network of firms. Such members are not full time, permanent employees of BDO.

The audit fees billed by Eisner LLP for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2004 were $245,000; this includes amounts for quarterly reviews of Forms 10-QSB, Form SB-2, Form 10-KSB/A and consents for SEC filings.

AUDIT RELATED FEES

BDO Seidman LLP or the Griggs Group, LLP did not perform any audit related services during the fiscal year ended December 31, 2005. Audit related services performed by Eisner LLP during the fiscal year ended December 31, 2004 for accounting research totaled $19,000.

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

April 24, 2006
a21, Inc.

	By:	/s/ Albert H. Pleus
Albert H. Pleus Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas Costanza
Thomas Costanza (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE (CAPACITY)	Date
/s/ Albert H. Pleus	Chairman and Chief Executive Officer	April 24, 2006
Albert H. Pleus	(Principal Executive Officer), and Director
/s/ Thomas Costanza	Vice President, Chief Financial Officer	April 24, 2006
Thomas Costanza	(Principal Financial and Accounting Officer)
/s/ Thomas V. Butta	Vice Chairman, President, and Director	April 24, 2006
Thomas V. Butta
/s/ Haim Ariav	Chief Creative officer and Director	April 24, 2006
Haim Ariav
/s/ Ardell D. Albers	Director	April 24, 2006
Ardell D. Albers
/s/ Luke A. Allen	Director	April 24, 2006
Luke A. Allen
/s/ Vincent C. Butta	Director	April 24, 2006
Vincent C. Butta
/s/ Philip N. Garfinkle	Director	April 24, 2006
Philip N. Garfinkle
/s/ C. Donald Wiggins	Director	April 24, 2006
C. Donald Wiggins

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Report of Subsidiary's Independent Registered Public Accounting Firm	F-2

Report of previous Independent Registered Public Accounting Firm	F-3

Consolidated balance sheets as of December 31, 2005 and 2004	F-4

Consolidated statements of operations for the years ended December 31, 2005 and 2004	F-6

Consolidated statements of changes in stockholders' equity (capital deficiency) and comprehensive (loss) income for the years ended December 31, 2005 and 2004	F-7

Consolidated statements of cash flows for the years ended December 31, 2005 and 2004	F-10

Notes to consolidated financial statements	F-13

Report of Independent Registered Public Accounting Firm

Board of Directors
a21 Inc. and Subsidiaries
Jacksonville, FL

We have audited the consolidated balance sheet of a21 Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statement of operations, stockholders’ equity (capital deficiency) and comprehensive (loss) income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of SuperStock Limited, which statements reflect 29% of total assets as of December 31, 2005 and 16% of total revenues for the year then ended. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SuperStock Limited, is based solely on the report of the other auditor.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit also included examining, on a test basis, evidence supporting the translation of SuperStock Limited's financial statements from British pounds to United States dollars. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of a21 Inc. and Subsidiaries at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  BDO Seidman, LLP
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

/s/ Eisner LLP
New York, New York
March 11, 2005

With respect to Note S (which is not
presented herein) September 15, 2005

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
($ in thousands)

DECEMBER 31,	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,194		$717
Accounts receivable, net allowance for doubtful accounts of $57 and $50	1,840		1,462
Inventory	156		---
Prepaid expenses and other current assets	277		200
Income tax receivable	---		108
Total current assets	3,467		2,487

Land and building, net	7,153		7,329
Property and equipment, net	449		547
Photo collection, net	1,715		2,198
Goodwill	2,263		1,049
Contracts with photographers, net	929		1,133
Deferred rent receivable	541		---
Long-term notes receivable	15		18
Intangible assets, net	3,882		92
Other	100		101
Restricted cash	---		600
Total assets	$20,514		$15,554

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, unsecured	$1,050	$	---
Accounts payable	1,351		872
Accrued wages and payroll taxes	113		147
Accrued interest	104		187
Accrued purchase price payable	156		201
Royalties payable	1,180		979
Foreign income taxes payable	206		---
Current portion of promissory note payable	33		32
Warrant liability	187		---
Other	33		---
Total current liabilities	4,413		2,418

LONG-TERM LIABILITIES
Loan payable from sale-leaseback of building, less current portion	7,438		7,458
Convertible subordinated notes payable, net - Related party	---		520
Senior secured notes payable, net - Related party	2,316		---
Notes payable, unsecured, net - Related party	---		1,040
Promissory note payable, less current portion	34		67
Other	92		61

Total liabilities	14,293		11,564

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)

DECEMBER 31,	2005	2004

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,800	2,800

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; 100,000 shares authorized; 14,480 and 0 shares issued and outstanding at December 31, 2005 and 2004, respectively
(aggregate liquidation value $1,448 at December 31, 2005)
	---	---
Common stock; $.001 par value; 100,000,000 shares authorized; 74,115,012 and 41,816,012 shares issued at December 31, 2005 and 2004, respectively and 70,435,237 and 38,136,237 shares outstanding at December 31, 2005 and 2004, respectively	74	42
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	17,583	10,599
Deferred compensation	(115)	---
Accumulated deficit	(14,185)	(9,411)
Accumulated comprehensive income (loss)	64	(40)
Total stockholders' equity	3,421	1,190

Total liabilities and stockholders' equity	$20,514	$15,554

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Twelve Months Ended
	December 31,
	2005	2004
Revenue	$9,563	$7,475

Cost of revenue (excludes amortization expense of $941 and $580)	3,090	2,241
Selling, general and administrative	7,401	5,929
Depreciation and amortization	1,683	1,127
TOTAL OPERATING EXPENSES	12,174	9,297

OPERATING LOSS	(2,611)	(1,822)

Interest expense	(1,380)	(1,443)
Warrant expense	(173)	---
Other (expense) income, net	(505)	45

NET LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(4,669)	(3,220)

Income tax (expense) benefit	(105)	729

NET LOSS	(4,774)	(2,491)

Disproportionate deemed dividends	(219)	---

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(4,993)	$(2,491)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.10)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	47,723,202	35,031,876

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(CAPITAL DEFICIENCY) AND COMPREHENSIVE (LOSS) INCOME
($ in thousands)

	Preferred Stock			Common Stock		Treasury Stock								Accumulated
	Number of Shares		Amount	Number of Shares	Amount	Number of Shares		Amount	Additional Paid-In Capital		Deferred Compensation	Accumulated Deficit		Other Comprehensive Income/(Loss)	Total

Balance at December 31, 2003	---	$	---	22,707	$23	(3,680)	$	---	$5,388	$	---	$(6,920)	$	---	$(1,509)

Issuance of common stock for services	---		---	40	---	---		---	10		---	---		---	10
Issuance of common stock for cash, net	---		---	15,000	15	---		---	2,775		---	---		---	2,790
Issuance of common stock for repayment of notes payable to affiliates	---		---	2,375	2	---		---	473		---	---		---	475
Issuance of common stock for equity placement costs	---		---	450	1	---		---	---		---	---		---	1
Issuance of common stock in settlement of accrued compensation and compensation expense to officers and consultants	---		---	670	1	---		---	146		---	---		---	147
Issuance of common stock to the sellers of SuperStock	---		---	524	---	---		---	137		---	---		---	137
Issuance of common stock pursuant to the exercise of options	---		---	50	---	---		---	13		---	---		---	13
Issuance of warrants to the holders of unsecured notes payable	---		---	---	---	---		---	31		---	---		---	31
Issuance of warrants to the holders of unsecured notes payable and convertible subordinated notes payable	---		---	---	---	---		---	390		---	---		---	390
Beneficial conversion feature related to convertible subordinated notes payable	---		---	---	---	---		---	1,105		---	---		---	1,105
Issuance of options for consulting services	---		---	---	---	---		---	48		---	---		---	48
Issuance of warrants for costs incurred in connection with the acquisition of SuperStock	---		---	---	---	---		---	83		---	---		---	83
Net loss	---		---	---	---	---		---	---		---	(2,491)		---	(2,491)
Foreign currency translation adjustment	---		---	---	---	---		---	---		---	---		(40)	(40)
Comprehensive loss	---		---	---	---	---		---							(2,531)
Balance at December 31, 2004	---	$	---	41,816	$42	(3,680)	$	---	$10,599	$	---	$(9,411)		$(40)	$1,190

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(CAPITAL DEFICIENCY) AND COMPREHENSIVE (LOSS) INCOME
($ in thousands)

	Preferred Stock			Common Stock			Treasury Stock									Accumulated
	Number			Number			Number			Additional						Other
	of			of			of			Paid-In		Deferred		Accumulated		Comprehensive
	Shares		Amount	Shares		Amount	Shares		Amount	Capital		Compensation		Deficit		Income/(Loss)	Total

Issuance of warrants to the holders of unsecured notes payable	---	$	---	---	$	---	---	$	---	$18	$	---	$	---	$	---	$18
Reduction in additional paid-in capital for beneficial conversion feature in connection with extinguishment of convertible subordinated notes payable	---		---	---		---	---		---	(263)		---		---		---	(263)
Issuance of warrants to the holders of senior secured notes payable	---		---	---		---	---		---	3		---		---		---	3
Issuance of restricted stock to directors and officers	---		---	3,190		3	---		---	400		(403)		---		---	---
Issuance of restricted stock for investor relations fees	---		---	150		---	---		---	28				---		---	28
Amortization of deferred compensation	---		---	---		---	---		---	---		288		---		---	288
Charge for the cost of variable option compensation	---		---	---		---	---		---	139		---		---		---	139
Issuance of common stock for cash	---		---	8,000		8	---		---	1,192		---		---		---	1,200
Stock options exercised	---		---	25		---	---		---	5		---		---		---	5
Stock warrants exercised	---		---	17,114		17	---		---	3,149		---		---		---	3,166
Issuance of preferred stock as part of purchase price of Ingram (convertible into shares of a21 at a minimum price of $0.50/share)	14		---	---		---	---		---	1,274		---		---		---	1,274
Issuance of common stock in conjunction with the acquisition of Ingram Publishing Limited	---		---	3,620		4	---		---	973		---		---		---	977
Issuance of restricted stock for finance costs	---		---	200		---	---		---	66		---		---		---	66
Net loss	---		---	---		---	---		---	---		---		(4,774)		---	(4,774)
Foreign currency translation adjustment	---		---	---		---	---		---	---		---		---		104	104
Comprehensive loss																	(4,670)
Balance at December 31, 2005	14	$	---	74,115		$74	(3,680)	$	---	$17,583		$(115)		$(14,185)		$64	$3,421

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
($ in thousands)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,774)	$(2,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,683	1,127
Loss from disposal of property and equipment	69	---
Amortization of finance costs	82	787
Write-down of notes receivable and advance to stockholder	---	64
Compensation from the prior issuance of variable options	139	---
Compensation from the issuance of options and warrants	18	48
Deferred compensation	288	---
Common stock issued for services	23	21
Amortization of debt discount related to notes payable	106	---
Loss on extinguishment of debt	371	---
Deferred income taxes, net	---	(729)

Changes in assets and liabilities excluding business acquisitions:
Accounts receivable	160	(210)
Inventory	(91)	---
Prepaid expenses and other current assets	(7)	(131)
Income tax receivable	108	(108)
Long-term assets	---	176
Deferred rent receivable	(541)	---
Accounts payable and accrued expenses	355	(55)
Accrued interest	(83)	---
Security deposit	---	61
Income tax payable	4	---
Warrant liability	173	---
Restricted cash	---	(600)
Other	21	---
NET CASH USED IN OPERATING ACTIVITIES	(1,896)	(2,040)

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
($ in thousands)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of SuperStock, net of cash balance of $1,151 of SuperStock at date of acquisition	---	(1,417)
Restricted cash	600	---
Acquisition of Ingram, net of cash balance of $76 of Ingram at date of acquisition	(1,487)	---
Investment in building	(232)	(21)
Investment in property and equipment	(107)	(322)
NET CASH USED IN INVESTING ACTIVITIES	(1,226)	(1,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale-leaseback of land and building accounted for as a loan payable	---	7,516
Lease payments accounted for as repayment of loan payable	---	(60)
Proceeds from senior secured notes payable - related party	2,250	---
Payment of Ingram debt	(1,548)	---
Payment of convertible subordinated notes payable	(1,250)	---
Net proceeds from sale of common stock and warrants	4,371	2,790
Proceeds from issuance of unsecured notes payable and warrants	---	1,050
Proceeds from issuance of convertible subordinated notes payable and warrants	---	1,250
Payment of revolving credit line	---	(1,700)
Payment of unsecured notes payable to affiliates	---	(160)
Payment of seller note payable	---	(1,576)
Payment on earn-out accrual	(201)	---
Payment of promissory note payable	(33)	---
Payment of note payable to bank	---	(4,554)
Other	16	---
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,605	4,556

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALANTS	(6)	(40)
NET INCREASE IN CASH	477	716
CASH AT BEGINNING OF PERIOD	717	1

CASH AT END OF PERIOD	$1,194	$717

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
($ in thousands)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (refunded)	$(3)	$108
Interest paid	1,251	103

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of equity for:
Repayment of notes payable to affiliates	---	424
Issuance of common stock for consulting service	29	---
Issuance of common stock for lease financing arrangement	66	---
Issuance of common stock for accrued interest on notes payable to affiliates	---	51
Issuance of common stock for accrued compensation	---	136
Issuance of common stock for placement costs in connection with the sale of common stock	---	13
Issuance of common stock as part of SuperStock acquisition	---	137
Issuance of common stock as part of Ingram acquisition (see Note C)	977	---
Issuance of preferred stock as part of Ingram acquisition (see Note C)	1,274	---
Deferred compensation	403	---
Modification of warrants in connection with senior secured notes payable	17	---
Debt discount recorded for the issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable	---	422
Debt discount recorded for beneficial conversion of convertible subordinated notes payable	---	1,105
Issuance of warrants as part of acquisition cost of SuperStock	---	83
Note payable to sellers on acquisition of SuperStock	---	1,576
Accrual for earn-out provision	156	201
Issuance of promissory note payable in connection with acquisition of SuperStock	---	100
Minority interest	---	2,800
Acquisition of SuperStock (See Note C)	---	7,477
Adjustment to goodwill for reduction in valuation allowance for tax asset	---	301
Charge for variable option compensation	139	---
Issuance of warrants to holders of unsecured notes	18	---
Issuance of warrants to holders of senior secured notes payable	3	---

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained significant recurring losses and at December 31, 2005, had an accumulated deficit of $14.2 million and a working capital deficit of $946,000 that raise substantial doubt about its ability to continue as a going concern and as such caused the Company’s independent registered public accounting firm to include a going concern explanatory paragraph in their report in connection with their audit of the Company’s financial statements for the year ended December 31, 2005. The Company estimates it will generate and require approximately $14 million from operations in 2006. Should the Company need more or generate less cash, it will need additional funding to cover any potential shortfall. In addition, the Company will need to raise cash from equity and debt financings in order to fund any acquisitions or shortfall from cash from operations. If the Company is unable to secure any required funding, it will not be able to implement its business plan and may not be able to conduct business as a going concern.

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

[10] Deferred Rent Receivable

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

[13] Land and building and property and equipment and depreciation:

Land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease. The gross recorded land and building was $7.8 million and $7.5 million at December 31, 2005 and 2004, respectively. Related depreciation expense was $407,000 and 208,000 for 2005 and 2004, respectively. The related recorded accumulated depreciation was $615,000 and $208,000 at December 31, 2005 and 2004, respectively. Included in land and building is leasehold improvements of $250,000 at December 31, 2005, which is being depreciated over the shorter of the term of the respective lease or the life of the asset.

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

[17] Other (expense) income:

($ in thousands)	December 31,
2005

Currency transaction loss	$(144)
Loss on extinguishment of debt	(371)
Other	10
$(505)

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

For the years ended December 31, 2005 and 2004, the basic and diluted net loss per share is the same since the effect from the potential exercise of 16,028,590 and 33,407,590 outstanding stock options and warrants as of December 31, 2005 and 2004, respectively, which would have been antidilutive. 5,000,151 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred have also been excluded for the years ended December 31, 2005 and 2004, and common stock issuable upon the conversion of the convertible subordinated notes for the year ended 2004. In addition, 2,896,000 shares of common stock are issuable upon the conversion of the Company’s 14,480 preferred stock shares issued to the stockholders of Ingram Publishing Limited as part of the acquisition price (see Note C) have been excluded for the year ended December 31, 2005.

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

[21] Stock-based compensation:

The Company applies the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock-based compensation. The Company does not recognize compensation expense when issuing stock options as the Company does not issue stock options with exercise prices less than the market price of its common stock on the date of the issuance. The only compensation expense recognized by the Company in relation to stock options is with respect to certain variable options. Effective January 1, 2006, the Company will adopt SFAS No. 123(R), “Share-Based Payment,” which eliminates the Company’s ability to account for employee stock options using the intrinsic value provisions of APB Opinion No. 25 and generally requires instead that the Company expense them using a fair-value-based method. See discussion of this statement under “Recently issued accounting pronouncements” below. SFAS No. 123, "Accounting for Stock-based Compensation," as amended by SFAS No. 148, requires the disclosure of pro forma information as if we had adopted the fair-value method of accounting for employee stock-based compensation. Under this method, compensation cost is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on the Company’s net loss and loss per share of applying the fair-value method of accounting would have been as follows:

$ in thousands, except per share amounts	Year Ended December 31,
	2005	2004
Net loss attributed to common stockholders	$(4,993)	$(2,491)
Add: Stock-based employee compensation included in net loss	427	---
Less: Stock-based employee compensation using the fair value method	(1)	(11)

Pro forma net loss	$(4,567)	$(2,502)

Loss per share - basic and diluted
As reported	$(0.10)	$(0.07)
Pro forma	$(0.10)	$(0.07)

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

The aggregate purchase price was approximately $7.5 million. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which have been adjusted from the preliminary amounts previously reported to reflect the Company’s final purchase price allocation. Goodwill recorded from this transaction is not tax deductible.

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

In consideration for the outstanding stock of Ingram, the stockholders received cash of $965,000, 14,480 shares of the Company’s preferred shares valued at $1.3 million which is convertible into 2,896,000 shares of the Company’s common stock at a minimum price of $0.50 per share, and 3,620,000 shares of the Company’s common stock valued at $977,000 based on the date the acquisition was announced (see Note N). The Company paid off an existing debt of $1.5 million, and incurred related transaction costs of $530,000. In addition, the Company has recorded a liability due to the sellers of Ingram for $111,000 based upon a purchase adjustment according to the terms of the purchase agreement. Ingram had no other material liabilities at closing other than ordinary course operating current liabilities of $602,000. The amount of consideration was determined by an arms length negotiation. The Preferred Stock was converted into the Company’s common stock during March 2006 (see Note P).

The aggregate purchase price was approximately $3.9 million. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which have been adjusted from the preliminary amounts previously reported to reflect the Company’s final purchase price allocation.

($ in thousands)
Current assets	$ 714
Other assets	82
License agreements	2,440
Noncompete agreement	790
Customer relationships	420
Distribution agreements	270
Trademark	220
Goodwill	1,072
Current liabilities	(602)
Long term debt	(1,548)
$3,858

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

($ in thousands, except per share amounts)	Year Ended December 31,
	2005	2004
Total revenue	$12,258	$12,059
Net loss	$(4,257)	$(2,480)

Net loss per share, basic and diluted	$(0.08)	$(0.06)

Proforma weighted average number of common shares outstanding, basic and diluted	50,438,302	38,651,876

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

($ in thousands)	December 31,
	2005	2004

Furniture, fixtures and equipment	$375	$412
Photo/Computer equipment	430	407
Software	147	138
Less: Accumulated depreciation	(503)	(410)
Total property and equipment, net	$449	$547

Depreciation expense for property and equipment in the amount of $237,000 for the year ended December 31, 2005, is included in expenses in the consolidated statements of operations.

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

($ in thousands)
Goodwill at December 31, 2004	$1,049
SuperStock earnout	156
Ingram acquisition	1,072
Cumulative foreign currency translation of Ingram goodwill	(14)
Goodwill at December 31, 2005	$2,263

Identifiable intangible assets, net of amortization at December 31, 2005 are as follows:

($ in thousands)
	Cost	Accumulated amortization	Foreign currency translation		Net	Average Useful Life in months

SuperStock non-compete covenants	$116	$(53)	$	---	$63	48
Ingram license agreements	2,440	(122)		(22)	2,296	60
Ingram non-compete agreements	790	(66)		(11)	713	36
Ingram customer relationships	420	(35)		(6)	379	36
Ingram distribution agreements	270	(22)		(5)	243	36
Ingram trademark	220	(28)		(4)	188	24
Intangible assets	$4,256	$(374)		$(48)	$3,882

Amortization expense during 2005 totaled $302,000. Approximate annual amortization expense is as follows for each of the following years after December 31, 2005: 2006:$1.1 million, 2007:$1.1 million, 2008:$841,000, 2009:$488,000, and 2010:$345,000.

($ in thousands)
Intangible assets, net at December 31, 2004	$92
Ingram acquisition	4,140
Cumulative foreign currency translation of Ingram intangible assets	(48)
Amortization expense	(302)
Intangible assets, net at December 31, 2005	$3,882

NOTE G - PHOTO COLLECTION AND CONTRACTS WITH PHOTOGRAPHERS (see Note B[14])

The photo collection as of December 31, 2005 and 2004 was $2.6 million. The book value of the photo collection, net of accumulated amortization was $1.7 million and $2.2 million at December 31, 2005 and 2004, respectively. Amortization expense was $491,000 and $409,000 for 2005 and 2004, respectively. Approximate annual amortization expense is as follows for each of the following years after December 31, 2005: 2006:$492,000, 2007:$491,000, 2008:$115,000, 2009:$18,000, and 2010:$18,000.

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

NOTE I - OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has operated domestically and internationally, since February 29, 2004. The Company's revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of the Company's total revenue in the periods presented. The Company's following table presents information about the Company’s domestic and international activity, as of December 31, 2005 and 2004 and for the years then ended.

	($ in thousands)
December 31, 2005	Domestic	International	UK	Total

Revenue	$7,937	$1,626	$1,483	$9,563

Segment operating loss	(2,085)	(526)	(543)	(2,611)

Segment total assets	14,565	5,949	5,931	20,514

Segment long-lived assets	11,435	---	4,956	16,391

	($ in thousands)
December 31, 2004	Domestic	International	Total

Revenue	$6,456	$1,019	$7,475

Segment operating loss	(1,702)	(120)	(1,822)

Segment assets	15,169	385	15,554

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

NOTE M - INCOME TAXES

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2005 and 2004 is as follows:

($ in thousands)	Year Ended December 31,
	2005	2004
Income tax benefit at federal statutory rate	$(1,623)	$(1,095)
State income tax benefit, net of effect on federal taxes	(173)	(170)
Permanent differences and other	265	304
Increase in valuation allowance	1,636	232
Income tax expense (benefit)	$105	$(729)

The Company’s deferred tax assets and liabilities relate to the following temporary differences between financial accounting and tax bases at December 31, 2005 and 2004:

($ in thousands)	December 31,
	2005		2004
Deferred tax assets:
Net operating loss carryforwards		$3,627		$2,556
Foreign tax credits (1)		443		400
Alternative minimum tax credit (1)		28		28
Accounts receivable (1)		19		20
Deferred compensation		173		19
Capital lease		189		51
Total deferred tax assets		4,479		3,074

Deferred tax liabilities:
Depreciation on photo collection and other		(630)		(675)
Non compete agreement		(24)		(37)
Photographer contracts		(349)		(522)
Total Deferred tax liabilities		(1,003)		(1,234)

Net deferred tax asset		3,476		1,840
Less: valuation allowance		(3,476)		(1,840)
Net deferred tax asset	$	---	$	---

(1)	These amounts relate to the acquisition of SuperStock, Inc. in 2004.

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The increase in the valuation allowance was $1.6 million and the decrease was $161,000 for the years ended December 31, 2005 and 2004, respectively.

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

The Company recognized $105,000 in income tax expense for 2005, which resulted from the foreign income tax credits, which the Company believes may not be utilized.

NOTE N - STOCKHOLDERS’ EQUITY

[1] Preferred stock:

The Company is authorized to issue 100,000 shares of its $.001 par value preferred stock at face value of $100 per share. The holders of the Company's preferred stock shall be entitled to the same dividend rights as the holders of the shares of the Company's common stock and shall share in all dividends declared on common stock as if each share preferred stock was a share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of the Company's preferred stock shall be entitled to either i) their pro rata share of the assets as if the holder's preferred shares were converted into common shares or ii) the face value of the holders' preferred, whichever is greater, but before any payment shall be made to the holders of shares of common stock. Each holder of preferred stock shall have no voting rights and shall not be entitled to notice of meetings of the stockholders, except as otherwise expressly provided by provisions of applicable law.

As discussed in Note C, the Company issued 14,480 shares of the Company’s preferred stock to the stockholders of Ingram as part of the acquisition price. These shares are convertible into shares of the Company’s common stock at a price of the greater of average of the closing price of the Company's common stock for the 20 trading day period or $0.50 per share. At December 31, 2005, there are 14,480 shares of preferred stock issued and outstanding. At December 31, 2004 there were no shares of preferred stock issued or outstanding.

[2] Common stock:

The Company is authorized to issue 100,000,000 shares of its $.001 par value common stock.

In September 2005, the Company issued 8,000,000 shares of its restricted common stock with piggyback registration rights to accredited investors for cash of $1.2 million.

During May 2005, the Company issued to each of our non-employee directors, based on the number of committees on which each served 510,000 of shares of our restricted common stock and granted to each of these directors 510,000 five-year stock options to purchase the number of shares of the Company’s common stock, which options are exercisable at $0.30 per share and which fully vest by December 1, 2005.

During June 2005, the Company issued a new non-employee director, 95,000 shares of its restricted common stock valued at $19,000 and granted him a five-year stock option to purchase 95,000 shares of common stock, which options are exercisable at $0.30 per share. The pricing of such options was above the market trading value at the time of the grant. The options fully vest by December 1, 2006.

During 2005, the Company issued 2,585,000 shares of its restricted common stock to four of its officers pursuant to the terms of their employment agreements (see Note O).

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

During 2005, the Company also issued 150,000 fully-vested shares of its restricted common stock to a consultant for investor relations services and 200,000 fully-vested shares of its restricted common stock for finance costs related to the lease deposit arrangement discussed in Note O. These stock grants for consulting services were valued at fair value per the respective market trading prices at the time of the grants, and charged to additional paid in capital for $28,000 and the fair value of the financing cost charged to additional paid in capital was $66,000 during 2005.

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

The following summarizes the Company's stock option and warrant activity:

	STOCK OPTIONS		WARRANTS
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE

Balance, December 31, 2003	2,614,168	$0.32	1,267,667	$1.02

Granted	2,083,455	$0.30	28,015,890	$0.59
Exercised	---	---	(573,590)	$0.26
Balance, December 31, 2004	4,697,623	$0.31	28,709,967	$0.61

Granted	---	---	1,062,500	$0.29
Exercised	(25,000)	$0.15	(17,114,000)	$0.19
Forfeited/Cancelled	(125,000)	$0.15	(1,177,500)	$0.93
Balance, December 31, 2005	4,547,623	$0.31	11,480,967	$0.47

Exercisable, December 31, 2004	4,685,123	$0.31	28,709,967	$0.61

Exercisable, December 31, 2005	4,547,623	$0.32	11,480,967	$0.47

The table above reflects the 2004 grant of 573,590 warrants to purchase common stock in connection with the acquisition of SuperStock. These warrants were exercised during 2004 at $0.26 per share and provided $150,000 cash to the Company.

The table above also reflects the exercise of 17,114,000 during 2005 described as follows: During October 2005, the Company completed a transaction raising $3.2 million. The transaction involved the sale by Barron Partners L.P. ("Barron"), a significant stockholder of the Company, of outstanding warrants to purchase 21,114,000 shares of the Company's common stock to ten "accredited investors" also being significant stockholders of the Company, including StarVest Partners, L.P., Ahab Partners, L.P., Ahab International, Ltd., Aslan Capital Management, LLC and CRT Capital Group, LLC. As described below, for a limited period of time, the Company reduced the exercise price of warrants to purchase 17,114,000 shares of the Company's common stock to $0.185 per share, during which time the investors exercised their warrants and purchased shares of the Company’s common stock, and the Company received the exercise price for each of the shares it issued. This accommodation was granted by the Company in order to facilitate the transaction.

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

In connection with the transaction, also during October 2005, the Company amended the warrant transferred to CRT Capital Group, LLC to purchase 4,000,000 shares of the Company’s common stock. Pursuant to this warrant, the minimum exercise price is $0.25 per share, which may be adjusted, provided the warrant is exercised upon the earlier to occur of (a) March 31, 2006, and (b) ten (10) days, or twenty (20) days if the shares common stock into which the warrant may be exercised is not then eligible for resale pursuant to a registration statement under the Securities Act of 1933, following written notice by the Company that the five-day volume weighted average price is greater than or equal to forty cents ($0.40).

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

The fair value of each warrant and option grant on the date of grant is estimated using a Black-Scholes option-pricing model reflecting the following weighted average assumptions for the years ended December 31, 2005: no annual dividends; expected volatility of 90%; risk free interest rate of 3.25%, and for options expected life of five years (contractual term for warrants), and 2004: no annual dividends; expected volatility of 80%; risk free interest rate of 3.01%, and expected life of five years (contractual term for warrants).

The weighted average fair value of options granted during 2004 was $0.03. The weighted average fair value of warrants granted during 2005 and 2004 was $0.23 and $0.12, respectively.

The following table summarizes information about stock options at December 31, 2005:

Options Outstanding

		Weighted Average
Exercise	Number	Remaining	Number
Prices	Outstanding	Contractual Life	Exercisable

$0.15	729,168	1 year	729,168
$0.25	1,335,000	2 years	1,335,000
$0.30	2,083,455	3 years	2,083,455
$0.50	160,000	2 years	160,000
$1.00	120,000	2 years	120,000
$1.50	120,000	2 years	120,000
	4,547,623	2 years	4,547,623

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

NOTE O - COMMITMENTS AND OTHER MATTERS

[1] Consulting, advisory services, and employment agreements:

The Company entered into an employment agreement with its Chairman and Chief Executive Officer dated as of May 2005. The agreement provides for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, he is entitled to receive an annual base salary of $125,000, subject to increases determined by our board of directors. In addition, the annual salary shall be increased to $150,000 based on our achieving certain revenue targets and attaining profitability during prescribed periods. He was granted an option to purchase 800,000 shares of our common stock at a purchase price of $0.30 per share being above the market trading value at the time of the grant, however these options will be accounted for under the fair value method under SFAS 123R based on a $0.37 value per share representing the market trading price on February 9, 2006 when the 2005 Stock Option Plan was approved by stockholders, with a charge to the statement of operations. The options are exercisable as to 25% of the shares of the common stock covered thereby on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, he was issued 960,000 restricted shares of common stock valued at $115,000 of which 320,000 shares vested on June 30, 2005 and the balance of which vest in equal parts for the eight consecutive months thereafter beginning on July 31, 2005. The employment agreement also (1) provides that the restricted shares and options granted shall vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock. In connection with our entering into the employment agreement with him, the parties agreed to terminate his consulting agreement as of May 2005. His consulting agreement with us was for a term of 36 months and was due to expire on September 2005. Pursuant to his consulting agreement, he served as a consultant to us as well as our Chairman, effective as of October 2002. Under the consulting agreement, he received consulting fees at the rate of $15,000 per month payable in cash or common stock, subject to increase.

Pursuant to a consulting agreement dated July 1, 2002 between the Company and one of its stockholders, the stockholder agreed to serve as a consultant to the Company and to provide marketing and consulting services. He has served as Chief Strategic Officer from June 2004 to December 2004, President since December 2004 and from February 2001 to May 2004, he served as an advisor. The Company entered into an employment agreement with him in the capacity as President dated as of May 2005. The agreement provides for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, he is entitled to receive an annual base salary of $125,000, subject to increases determined by our board of directors. In addition, the annual salary shall be increased to $150,000 based on our achieving certain revenue targets and attaining profitability during prescribed periods. He was granted an option to purchase 800,000 shares of our common stock at a purchase price of $0.30 per share, being above the market trading value at the time of the grant, however these options will be accounted for under the fair value method under SFAS 123R based on a $0.37 value per share representing the market trading price on February 9, 2006 when these grants were approved by stockholders, with a charge to the statement of operations. The strike price of these options was above the market trading value at the time of the grant. These options issued will be accounted for under the fair value method under SFAS 123R when approved by stockholders, with a charge to the statement of operations. The options are exercisable as to 25% of the shares of the common stock covered thereby on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, he was issued 1,200,000 restricted shares of common stock valued at $144,000, which vest in four equal amounts on each of June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006. The employment agreement also (1) provides that the restricted shares and options granted vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

In September 2002, the Company entered into a two-year agreement with an employee to act as the Company's President. The agreement called for initial payments of $15,000 per month, to be adjusted for certain events, as defined. Compensation may be payable in common shares of the Company at the option of the individual in the event that the Company does not make above payments in cash at the end of each month. The rate at which common shares were to be issued was 150% of cash compensation due or restricted common shares at 200% of the cash compensation due. The employee was provided with options to purchase up to 400,000 common shares of the Company with 160,000 options exercisable at $0.50, 120,000 exercisable at $1.00 and 120,000 exercisable at $1.50. Such options will expire May 1, 2007. In addition, in January 2004, the Company awarded the employee an option to purchase 577,941 common shares at $0.30. The agreement with this employee has terminated. The Company entered into an employment agreement with him, as its Chief Creative Officer and SuperStock’s President and Chief Creative Officer dated as of May 2005. The agreement provides for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, he is entitled to receive an annual base salary of $110,000, subject to increases determined by the Chief Executive Officer of each of a21 and SuperStock. In addition, the annual salary shall be increased to $120,000 should we (i) enter into a new credit facility in excess of $500,000, or (ii) close an acquisition of a company whose trailing 12 month revenue prior to closing is in excess of $5,000,000, with a further increase in salary subject to the discretion of the Chief Executive Officer of each of a21 and SuperStock if we achieve certain revenue and profit targets during prescribed periods. He was granted an option to purchase 400,000 shares of our common stock valued at $30,000 at a purchase price of $0.30 per share being above the market trading value at the time of the grant, however these options will be accounted for under the fair value method under SFAS 123R based on a $0.37 value per share representing the market trading price on February 9, 2006 when these grants were approved by stockholders, with a charge to the statement of operations. The strike price of the options was above the market trading value at the time of the grant and which options are exercisable as to 25% of the shares of the common stock covered thereby on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. These options issued will be accounted for under the fair value method under SFAS 123R when approved by stockholders, with a charge to the statement of operations. In addition, He was issued 250,000 restricted shares of common stock which vest in equal amounts on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. The employment agreement also (1) provides that the restricted shares and options granted vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

The Company entered into an employment agreement with SuperStock’s Executive Vice President dated as of October 1, 2005. The agreement continues for a term of 36 months unless earlier terminated in accordance with the terms of the agreement. Pursuant to the agreement, she is entitled to receive an annual base salary of $110,000, increasing to $120,000 on November 1, 2005, subject to increases as shall be determined by the Chief Executive Officers of a21 and SuperStock. Ms. Chiang was granted an option to purchase 300,000 shares of our common stock at a purchase price of $0.30 per share, being above the market trading value at the time of the grant, however these options will be accounted for under the fair value method under SFAS 123R based on a $0.37 value per share representing the market trading price on February 9, 2006 when these grants were approved by stockholders, with a charge to the statement of operations. The strike price of these options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares represented thereby on each of November 1, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. In addition, she was issued 175,000 restricted shares of common stock valued at $33,000 which vest in equal amounts on each of November 1, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. The employment agreement also (1) provides that the restricted shares and options granted vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock. (See Note P).

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

[3] Lease Deposit Arrangement

On November 17, 2005, the Company consummated an arrangement with certain of our existing stockholders, Ahab International, Ltd. and Ahab Partners, L.P. (collectively “Ahab”). As part of this arrangement, SuperStock, Inc. and the Company entered into an agreement dated November 8, 2005 with Ahab pursuant to which Ahab pledged an aggregate amount of $690,000 in the form of certificate of deposits (the “CDs”). The CDs replaced the deposits maintained by SuperStock which secured the letter of credit issued in lieu of the security deposit per the capital lease agreement for the Company’s headquarters facility. The agreement has a three year term which is the term of the requirement to maintain a security deposit under the capital lease agreement. We pay interest at a rate of 10% per annum plus Ahab retains the interest earned on the CDs. Ahab received 200,000 shares of our common stock charged to additional paid in capital and recorded as deferred service cost of $66,000 and amortized over the term of the agreement. In connection with the arrangement, SuperStock entered into a security agreement pursuant to which Ahab maintains a security interest in the collateral. As such, SuperStock provided a guarantee to Ahab in the event any liquidation of the security deposit was to occur. This arrangement was consummated as a means of providing additional liquidity to the Company.

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

NOTE P - SUBSEQUENT EVENTS

[1] Equity Transactions:

On February 16, 2006, an information statement was mailed or furnished to the stockholders of the Company in connection with the authorization and approval by a majority of the Board of Directors of the Stock Plan at a meeting held on March 10, 2005 and the subsequent adoption of such corporate action by written consent on February 9, 2006 of a majority of the Company’s stockholders. Such adoption constitutes the approval and consent of the action. The Stock Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock and unrestricted stock of up to an aggregate of 6,000,000 shares of common stock to officers, employees and independent contractors of the Company or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the Stock Plan. Stock options issued under the 2005 Plan typically have a five-year term and vest prorata over that term. The exercise price shall be no less than the fair market value of a share of the Company’s common stock on the date of grant of the options. 4,130,316 stock options issued under the 2005 Plan during 2005 will be accounted for in the first quarter 2006 under the fair value method under SFAS 123R based on the closing market trading price of $0.37 on February 9, 2006, with a charge to the statement of operations.

On March 6, 2006, the Company received $1.2 million in connection with the exercise of warrants to purchase four million shares of the Company’s common stock held by a significant stockholder of the Company. The stockholder previously acquired the warrants from another significant stockholder of the Company, through a prior transaction. In connection with the exercise of the warrants, the Company set the exercise price of the warrants to $0.30 per unregistered share, which is approximately 10% less than what the exercise price would have been pursuant to the original terms of the warrants, but higher than the minimum $0.25 per unregistered share as stated in the warrant modification agreement. This accommodation was granted by the Company in order to facilitate the transaction.

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

[2] Employment Agreement:

The Company entered into an employment agreement with its Vice President and Chief Financial Officer and SuperStock’s Executive Vice President and Chief Financial Officer, dated as of January 3, 2006. The agreement continues for a term of 36 months unless earlier terminated in accordance with its terms. Pursuant to the agreement, he is entitled to receive an annual base salary of $114,000, subject to increases as shall be determined by the Chief Executive Officers of a21 and SuperStock. He was granted an option to purchase 165,000 shares of our common stock at a purchase price of $0.34 per share, however these options issued will be accounted for under the fair value method under SFAS 123R when approved by stockholders based on a $0.37 value per share representing the market trading price on February 9, 2006 when the 2005 Stock Option Plan was approved by stockholders , with a charge to the statement of operations. The strike price of such options was at the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares represented thereby on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007. The employment agreement also (1) provides that the stock options granted shall vest immediately upon a change in control as defined of a21, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.