Form 10QSB
period 2006-03-31
A21 INC
filed 2006-05-15
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: March 31, 2006

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 77,568,169 shares of the Company's common stock outstanding on May 8, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,442	$1,194
Accounts receivable, net allowance for doubtful accounts of $55 and $57	2,085	1,840
Inventory	156	156
Prepaid expenses and other current assets	317	277
Total current assets	4,000	3,467

Property, plant and equipment, net	7,527	7,602
Photo collection, net	1,667	1,715
Goodwill	2,340	2,263
Contracts with photographers, net	877	929
Deferred rent receivable	543	541
Intangible assets, net	3,631	3,882
Other	147	115
Total assets	$20,732	$20,514

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, unsecured	$1,050	$1,050
Accounts payable	1,086	1,200
Accrued expenses	519	373
Royalties payable	1,271	1,180
Warrant obligation	451	187
Deferred revenue	235	151
Other	99	272
Total current liabilities	4,711	4,413

LONG-TERM LIABILITIES
Loan payable from sale-leaseback of building, less current portion	7,431	7,438
Senior secured notes payable, net - related party	2,341	2,316
Other	125	126

Total liabilities	14,608	14,293

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,800	2,800

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; 100,000 shares authorized; no shares and 14,480 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	---	0
Common stock; $.001 par value; 100,000,000 shares authorized; 81,146,476and 74,115,012 shares issued at March 31, 2006 and December 31, 2005, respectively and 77,466,701 and 70,435,237 shares outstanding at March 31, 2006 and December 31, 2005, respectively	81	74
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	19,784	17,583
Deferred compensation	(41)	(115)
Accumulated deficit	(16,601)	(14,185)
Accumulated comprehensive income	101	64
Total stockholders' equity	3,324	3,421
Total liabilities and stockholders' equity	$20,732	$20,514

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenue	$2,935	$2,312

Cost of revenue (excludes amortization expense of $362 and $174)	903	712
Selling, general and administrative expenses	3,186	1,566
Depreciation and amortization expenses	603	353
TOTAL OPERATING EXPENSES	4,692	2,631

OPERATING LOSS	(1,757)	(319)

Interest expense	(353)	(397)
Warrant expense	(265)	---
Other expense, net	(14)	(266)

NET LOSS BEFORE INCOME TAX EXPENSE	(2,389)	(982)

Income tax expense	(27)	---

NET LOSS	(2,416)	(982)

Disproportionate deemed dividends	(157)	---

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(2,573)	$(982)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	72,142,537	38,136,237

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

(unaudited)
	PREFERRED STOCK			COMMON STOCK		TREASURY STOCK						ACCUMULATED
	NUMBER OF			NUMBER OF		NUMBER OF			ADDITIONAL PAID-IN	DEFERRED	ACCUMULATED	OTHER COMPREHENSIVE
	SHARES	AMOUNT		SHARES	AMOUNT	SHARES	AMOUNT		CAPITAL	COMPENSATION	DEFICIT	INCOME	TOTAL

Balance at December 31, 2005	14	$	---	74,115	$74	(3,680)	$	---	$17,583	$(115)	$(14,185)	$63	$3,420

Stock options exercised	---		---	508	---	---		---	31	---	---	---	31
Stock warrants exercised	---		---	4,000	4	---		---	1,196	---	---	---	1,200
Issuance of common stock upon the conversion of preferred stock issued as part of the purchase price of Ingram Publishing Limited	(14)		---	2,523	3	---		---	(3)	---	---	---	---
Stock options compensation expense	---		---	---	---	---		---	1,027	---	---	---	1,027
Charge for the cost of variable option compensation	---		---	---	---	---		---	(50)	---	---	---	(50)
Amortization of deferred compensation	---		---	---	---	---		---	---	74	---	---	74
Net loss	---		---	---	---	---		---	---	---	(2,416)	---	(2,416)
Foreign currency translation adjustment	---		---	---	---	---		---	---	---	---	38	38
Comprehensive loss	---		---	---	---	---		---	---	---	---	---	(2,378)

Balance at March 31, 2006	---	$	---	81,146	$81	(3,680)	$	---	$19,784	$(41)	$(16,601)	$101	$3,324

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
($ in thousands)

	(unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,	2006	2005

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(2,416)	$(982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603	353
Amortization of finance costs	30	106
Loss on disposal of equipment	65	---
Change in fair value of warrant obligation	265	---
Stock option compensation	977	---
Deferred compensation	74	---
Loss on extinguishment of debt	---	371

Changes in assets and liabilities:
Accounts receivable	(245)	(314)
Prepaid expenses and other current assets	(52)	---
Accounts payable and accrued expenses	121	(184)
Deferred revenue	84	---
Foreign income tax payable	(178)	---
Other	9	---
NET CASH USED IN OPERATING ACTIVITIES	(663)	(650)

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
($ in thousands)

	(unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,	2006	2005

CASH FLOWS USED IN INVESTING ACTIVITIES:
SuperStock acquisition earnout	(67)	---
Investment in property, plant and equipment	(132)	(236)
Investment in photo collection	(76)	---
Other	(40)	---
NET CASH USED IN INVESTING ACTIVITIES	(315)	(236)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from senior secured notes payable - related party	---	2,250
Payment of convertible subordinated notes payable	---	(1,250)
Net proceeds from the exercise of stock options	31	---
Net proceeds from the exercise of stock warrants	1,200	---
Payment of promissory note payable	---	(33)
Other	(7)	1
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,224	968

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALANTS	2	51
NET INCREASE IN CASH	248	133
CASH AT BEGINNING OF PERIOD	1,194	717

CASH AT END OF PERIOD	$1,442	$850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid	$178	$	---
Interest paid	297		99

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Debt discount recorded for the issuance of warrants in connection with senior secured notes payable	---		39

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - FINANCIAL STATEMENT PRESENTATION AND THE DESCRIPTION OF BUSINESS

The unaudited condensed consolidated financial statements of a21, Inc., a Texas corporation (“a21”, “the Company”, “we”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2006 and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our amended annual report on Form 10-KSB/A for the year ended December 31, 2005 filed with the SEC.

a21, Inc. was incorporated in the State of Texas on October 28, 1998, under the name Saratoga Holdings I, Inc. and subsequently renamed a21, Inc. We license and acquire stock photography for worldwide distribution to advertisers and publishers through sublicense and license agreements.

Through our subsidiary SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries and private collections and license the visual content to our customers. Our customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). Our products are sold directly and through a global network of distributors in over 100 countries.

Our subsidiary Ingram is a UK-based provider of subscription, CD-ROM and individual royalty free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of presentation / Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We have sustained significant recurring losses and at March 31, 2006, had an accumulated deficit of $16.6 million and a working capital deficit of $711,000 that raise substantial doubt about our ability to continue as a going concern and as such caused our independent registered public accounting firm to included a going concern explanatory paragraph in their report in connection with their audit of our consolidated financial statements for the year ended December 31, 2005. In addition to cash we will generate and require from operations in 2006, we will need to raise cash from equity and debt financings to fund any shortfall from cash from operations and to fund any acquisitions. Should we need more or generate less cash, we will need additional funding to cover any potential shortfall. If we are unable to secure any required funding, we will not be able to implement our business plan and may not be able to conduct business as a going concern. (see Note L)

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. Our future plans include the development of our distribution channel, leveraging owned and licensed image content offering, and the production and acquisition of new in-demand image content to be made available to both direct and distribution customers. Additionally, we are in discussions with several potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations. However, there can be no assurance that these efforts will be successful. We also continue to incur operating expenses to enhance our market position and expand our product offering by producing or acquiring newer, in-demand image content for our customers. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us or that our operations will become profitable.

[2] Principles of consolidation:

The condensed consolidated financial statements include all accounts of the Company including our subsidiaries, SuperStock (U.S.), SuperStock Limited (UK), including Ingram Publishing (which was acquired in October 2005), and SuperStock Canada. The minority interest in the consolidated balance sheet at March 31, 2006 and December 31, 2005 represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of a21, Inc. The minority interest was valued at the market value of the a21, Inc. common shares at the acquisition date as if exchanged. All significant intercompany balances and transactions have been eliminated.

[3] Revenue recognition:

Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. Revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at our share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and we record the remaining license fee as revenue. We also sell subscriptions of certain images for terms ranging from one to twelve months. Subscription revenue is recognized over the respective term of the subscription agreement, accordingly, $235,000 and $151,000 is recorded as deferred revenue as of March 31, 2006 and December 31, 2005, respectively.

[4] Cost of revenue:

Cost of revenue reflects royalties on revenue generated from images licensed by us under contracts with photographers. Royalties are expensed in the period that they are incurred. Cost of revenue excludes of amortization of revenue generating assets.

[5] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The recoverability of the carrying values of long-lived assets, including goodwill and identifiable intangible assets represents sensitive estimates subject to change.

[6] Fair value of financial instruments:

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and short-term debt, which approximate fair value because of their short maturities. The carrying amount of long-term debt approximates fair value due to the market rate of interest incurred by us. The fair value of our notes payable to stockholders and an affiliated company are not reasonably determinable based on the related party nature of the transactions.

[7] Cash and cash equivalents:

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2006 and December 31, 2005, we had no investments with maturities greater than three months. We are required to maintain a security deposit in accordance with our lease agreement for the SuperStock facility (see Note K). Cash as of March 31, 2006 and December 31, 2005 excludes the certificate of deposits funded and pledged by stockholders to secure a letter of credit in the amount of $690,000.

[8] Accounts Receivable:

Accounts receivable are trade receivables, net of allowances for doubtful accounts. We estimate our allowance for doubtful accounts based on historical loss ratios, existing economic conditions, and specific account analysis of high-risk accounts. Concentration of credit risk is limited due to the dispersion of customers. No single customer represents more than 10% of the total accounts receivable.

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

[10] Deferred Rent Receivable

During 2004, we entered into an agreement to sublease a significant portion of our facility for a term of six years with an option to renew for an additional two year term. SFAS 13, “Accounting for Leases”, requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term.  Accordingly, we recognize total contractual minimum lease payments, including scheduled rent increases, as rental income evenly over the lease term.  Accrued revenues from contractually scheduled rent increases in excess of amounts currently due are reported as a long-term receivable.  We monitor this asset for collection risk and will establish reserves for any amounts deemed not collectible.  However, amounts collected in future periods may vary from our expectations.

[11] Defined Contribution Employee Benefit Plan

We maintain a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the Plan), in which U.S. employees at least 21 years of age may participate after completing six months of service.  Eligible employees may contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limitations.  The Plan allows us to make discretionary contributions.  There have been no such discretionary contributions made in 2006 or 2005.

[12] Foreign Currency:

We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. We translate revenue and expenses at the monthly average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains and losses which are denominated in currency other than a subsidiary’s local currency and remeasured in the subsidiary’s local currency are recognized in the condensed consolidated statement of operations.

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

[14] Photo collection and contracts with photographers:

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

[15] Goodwill and intangible assets:

We test recorded goodwill for impairment annually and between annual tests in certain circumstances. Our goodwill impairment testing is a two-step process with Step I - being a test for potential impairment by comparing the fair value of reporting unit with its carrying amount. If fair value of reporting unit is greater than its carrying amount (including recorded goodwill), then no impairment exists indicating no need to perform Step II. If the reporting unit carrying amount (including recorded goodwill) is greater than its fair value, then we must complete Step II to measure the amount of impairment, if any. We estimated the implied fair value based on a market capitalization value model and evaluated the implied fair value of the enterprise as a single reporting unit. Our last annual impairment test performed as of October 1, 2005 concluded that no impairment of goodwill exists. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss from impairment of goodwill. The Company is not aware of any material change in circumstances, as of March 31, 2006, that would require it to test goodwill for impairment.

Intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS 144. Intangible assets with definite lives are amortized using the straight line method over their expected useful life.

[16] Long-lived assets:

We evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our consideration of SFAS 144 involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted-average cost of capital, and our future financial performance. No impairment charges have been incurred for the three months ended March 31, 2006 and 2005.

[17] Other expense:

($ in thousands)	Three months ended March 31,
	2006	2005

Currency transaction loss	$11	$50
Loss on extinguishment of debt	---	(371)
Other	(25)	55
	$(14)	$(266)

[18] Income taxes:

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from offsetting the net operating loss against loss and tax credit carryforwards against taxable income, if any. We established a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The difference in basis of the investment in foreign subsidiary relates to goodwill which is a permanent difference, and therefore, no deferred tax is recognized.

[19] Net loss attributed to common stockholders per share:

We calculate net loss attributed to common stockholders per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the condensed consolidated statements of operations. Basic income (loss) per share is computed by dividing the net loss attributed to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

For the three months ended March 31, 2006 and 2005, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 15,373,269 and 36,053,740 outstanding stock options and warrants as of March 31, 2006 and 2005, respectively, which would have been antidilutive. 5,000,151 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred have also been excluded for the three months ended March 31, 2006 and 2005.

[20] Reclassifications:

Certain reclassifications have been made to the comparable same prior year period financial statements to conform to current period presentation.

[21] Other Accumulated Comprehensive Income:

Other accumulated comprehensive income consists of net loss and net unrealized foreign currency translation adjustments and is presented in the condensed consolidated balance sheets as comprehensive income.

[22] Stock-based compensation:

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense had been recognized in our condensed consolidated statement of operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Share-based compensation expense recognized during the three months ended March 31, 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because share-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

We use the Black-Scholes option-pricing model ("Black-Scholes model") as its valuation method for share-based payment awards. Under the Black-Scholes model, the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by a21’s common stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

General Share Based Compensation Information

The following summarizes our stock option activity:

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2005	4,547,623	$0.32

Granted	4,108,060	$0.30
Exercised	(616,427)	$0.17
Forfeited/Cancelled	(80,287)	$0.18
Balance, March 31, 2006	7,958,969	$0.32

Exercisable, December 31, 2005	4,547,623	$0.32

Exercisable, March 31, 2006	6,142,538	$0.33

The following table summarizes information about stock options at March 31, 2006:

Options Outstanding
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$0.15	129,168	1 year	129,168
$0.25	1,335,000	1.5 years	1,335,000
$0.30	6,094,801	3.5 years	4,278,370
$0.50	160,000	1 year	160,000
$1.00	120,000	1 year	120,000
$1.50	120,000	1 year	120,000
	7,958,969	3 years	6,142,538

Valuation and Expense Information under SFAS 123(R)

The following table summarizes share-based compensation expense under SFAS 123(R) for the three months ended March 31, 2006:

($ in thousands)
Share-based compensation expense included in selling, general, and administrative expenses	$1,027
Tax benefit	—
Share-based compensation expense, net tax	$1,027

The pro forma effect on our net loss and loss per share of applying the fair-value method of accounting would have been as follows for the three months ended March 31, 2005:

$ in thousands, except per share amounts
Net loss	$(982)
Less: Stock-based employee compensation using the fair value method	(79)
Pro forma net loss	$(1,061)

Loss per share - basic and diluted
As reported	$(0.03)
Pro forma	$(0.03)

The fair value of each option is measured at the grant date using the Black-Scholes option-pricing model which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2006: no annual dividends; expected volatility of 111%; risk free interest rate of 3.00%, and expected life ranging from approximately 3 to 3.5 years and March 31, 2005: no annual dividends; expected volatility of 80%; risk free interest rate of 3.00%, and expected life of 5 years.

Compensation benefit of $50,000 was recorded in the condensed consolidated statements of operations for the three months ended March 31, 2006, pursuant to variable accounting for certain options. The fair value of the Company’s stock was less than the exercise price of these options on March 31, 2005 and, accordingly, there was no related compensation expense for the three months ended March 31, 2005.

[23] Advertising

Advertising expenses of $175,000 and $102,000 were expensed for the three months ended March 31, 2006 and 2005, respectively. Advertising costs are charged to expense as incurred.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

($ in thousands)	March 31, 2006	December 31, 2005

Land and building	7,768	7,768
Office equipment and furnishings	390	375
Photo/Computer equipment	466	430
Software	160	147
Less: Accumulated depreciation	(1,257)	(1,118)
Total, net	$7,527	$7,602

Land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease.

Depreciation expense was $139,000 and $166,000 for the three months ended March 31, 2006 and 2005, respectively.

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $2.3 million at March 31, 2006 is comprised of $1.2 million of goodwill associated with the acquisition of SuperStock and $1.1 million of goodwill associated with the acquisition of Ingram.

($ in thousands)
Goodwill at December 31, 2005	$2,263
SuperStock earnout	67
Cumulative foreign currency translation of Ingram goodwill	10
Goodwill at March 31, 2006	$2,340

Identifiable intangible assets, net of amortization at March 31, 2006 are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation		Net	Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(60)	$	---	$56	48
Ingram license agreements	2,440	(244)		(12)	2,184	60
Ingram non-compete agreements	790	(132)		(4)	654	36
Ingram customer relationships	420	(70)		(2)	348	36
Ingram distribution agreements	270	(45)		(1)	224	36
Ingram trademark	220	(55)		---	165	24
Intangible assets	$4,256	$(606)		$(19)	$3,631

Amortization expense during the three months ended March 31, 2006 and 2005 totaled $280,000 and $7,000, respectively. Approximate annual amortization expense is as follows for each of the following years: 2006:$1.1 million, 2007:$1.1 million, 2008:$863,000, 2009:$488,000, and 2010:$366,000.

($ in thousands)
Intangible assets, net at December 31, 2005	$3,882
Cumulative foreign currency translation	29
Amortization expense	(280)
Intangible assets, net at March 31, 2006	$3,631

NOTE E - PHOTO COLLECTION AND CONTRACTS WITH PHOTOGRAPHERS

The photo collection as of March 31, 2006 and December 31, 2005, was $2.7 million and $2.6 million, respectively. The book value of the photo collection, net of accumulated amortization was $1.7 million and $1.7 million at March 31, 2006 and December 31, 2005, respectively. Amortization expense was $124,000 and $123,000 for the three months ended March 31, 2006 and 2005, respectively. Approximate annual amortization expense is as follows for each of the following years: 2006:$506,000, 2007:$510,000, 2008:$116,000, 2009:$37,000, and 2010:$22,000.

Contracts with photographers as of March 31, 2006 and December 31, 2005 was $1.3 million. The book value of contracts with photographers, net of accumulated amortization was $877,000 and $929,000 as of March 31, 2006 and December 31, 2005, respectively. Amortization expense was $52,000 and $51,000 for the three months ended March 31, 2006 and 2005, respectively. Approximate annual amortization expense is as follows for each of the following years: 2006:$210,000, 2007:$208,000, 2008:$169,000, 2009:$124,000, and 2010:$61,000.

NOTE F - MINORITY INTEREST

As part of the transaction to acquire all of the voting common stock, representing 83% of the outstanding equity of SuperStock, in consideration for the sale and purchase of such shares, the sellers received 1,666,717 shares of non-voting participating preferred stock of SuperStock, which is exchangeable for 5,000,151 shares of a21’s common stock. The preferred stock has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except liquidation. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $4.25 million or 17% of the total liquidation distributions after creditors. The minority interest is valued as if it was exchanged into a21’s common stock at the closing price on the day of the acquisition.

NOTE G - OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

We have operated domestically and internationally, since February 2004. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented. The following table presents information about our domestic and international activity as of March 31, 2006 and 2005, and for the three months then ended.

	($ in thousands)
March 31, 2006	Domestic	UK	Other International	Total

Revenue	$2,023	$865	$47	$2,935

Segment operating loss	(1,484)	(280)	7	(1,757)

Segment total assets	14,829	5,800	103	20,732

Segment long-lived assets	11,314	4,728	---	16,042

	($ in thousands)
March 31, 2005	Domestic	UK	Other International	Total

Revenue	$1,967	$295	$50	$2,312

Segment operating loss	(317)	(9)	7	(319)

Segment total assets	15,498	312	83	15,893

Segment long-lived assets	12,221	9	---	12,230

Domestic segment information for the three months ended March 31, 2006 and 2005, respectively, includes $463,000 and $483,000 of revenue and $382,000 and $360,000 of accounts receivables attributable to foreign distributors that are SuperStock customers. International segment information reflects the operation of foreign subsidiaries. Those amounts are not based on the geographic origin of customers which is not readily determinable.

NOTE H - DEBT FINANCINGS

[1] Notes Payable, unsecured (see Note L)

During February 2004, we received $1.1 million in connection with the issuance of unsecured notes payable (the “Original Notes”), which accrued interest at 12% for up to twelve months along with 630,000 callable warrants at $0.45 per share (the “Original Warrants”). On June 24, 2005, we amended and restated the Original Notes (the “Restated Notes”). The aggregate amount outstanding under the Restated Notes at March 31, 2006 is $1.1 million. The Restated Notes mature on July 15, 2006 (the “Maturity Date”) and bear interest due quarterly commencing on September 30, 2005 at a rate of 12% per annum, which increases to 18% per annum after the Maturity Date.

[2] Senior Secured Notes Payable - Related party (see Note L)

On February 22, 2005, we consummated a $2.3 million financing transaction in the form of two-year interest only senior (non-convertible) secured notes and retired $1.3 million of our two-year convertible subordinated notes issued in conjunction with our acquisition of SuperStock. The investors in the transaction were existing stockholders of ours. In the transaction, SuperStock issued new 12% senior secured notes due in February 2007 in the principal amount of $2.3 million (the "Senior Notes") and retired all of its outstanding 13% convertible subordinated notes.

Five year warrants to purchase 937,500 shares of a21’s common stock originally issued to the holders of previously outstanding subordinated notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares of the a21’s common stock, the holders of the Senior Notes received two year warrants to purchase an aggregate of 500,000 shares of a21’s common stock at $0.225 per share and an aggregate of 562,500 shares of common stock at $0.45 per share (together, the "Warrants"). During the year ended December 31, 2005, we recorded an additional debt discount of $10,000 for the excess of the fair value of the warrants to purchase 1,062,500 shares of a21 common stock on the date of issuance over the fair value of the warrants to purchase 937,500 shares of common stock calculated at the time of amendment (reflecting the remaining term and the stock price on that date). Pursuant to the provisions of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”), we recorded the value of the warrants as a current liability, with subsequent changes in fair value to be reflected in the consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to respective registration rights agreement. As of March 31, 2006 and December 31, 2005, the warrants were valued at $451,000 and $187,000, respectively, and the increase in valuation of $265,000 was recorded as non-operating warrant expense for the three months ended March 31, 2006.

NOTE I - LOAN PAYABLE ON BUILDING

During June 2004, we completed the sale and leaseback of the land and an approximately 73,000 square foot building in which our headquarters is located in Jacksonville, Florida. The facility was sold for $7.7 million and resulted in net proceeds of $7.5 million, of which $4.0 million was used to repay a bank note that was secured by a first mortgage on the facility and $1.6 million was used to repay other indebtedness to the selling stockholders of SuperStock. The building was leased back for a term of twenty years. The lease provides us with two five-year renewal options at specified payments.

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

The following table summarizes our annual maturities under the loan payable on building as of March 31, 2006:

Year Ending March 31,
($ in thousands)
2006	$21
2007	40
2008	61
2009	87
2010	118
Thereafter	7,125
7,452
Less: Current Portion	(21)
Long Term Portion	$7,431

The current portion of the loan payable is included in other current liabilities.

NOTE J - STOCKHOLDERS’ EQUITY

[1] Common and Preferred stock:

We are authorized to issue 100,000,000 shares of a21 $.001 par value common stock.

We are authorized to issue 100,000 shares of its $.001 par value preferred stock at face value $100 per share. The holders of a21’s preferred stock shall be entitled to the same dividend rights as the holders of the shares of a21’s common stock and shall share in all dividends declared on common stock as if each share preferred stock was a share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of a21’s preferred stock shall be entitled to either i) their pro rata share of the assets as if the holders’ preferred shares were converted into common shares or ii) the face value of the holders’ preferred, whichever is greater, but before any payment shall be made to the holders of shares of common stock. Each holder of preferred stock shall have no voting rights and shall not be entitled to notice of meetings of the stockholders, except as otherwise expressly provided by provisions of applicable law.

On March 6, 2006, we received $1.2 million in connection with the exercise of warrants to purchase 4,000,000 shares of a21’s common stock held by a significant stockholder of ours. The stockholder previously acquired the warrants from another of our significant stockholders, through a prior transaction. In connection with the exercise of the warrants, we set the exercise price of the warrants to $0.30 per unregistered share, which is approximately 10% less than what the exercise price would have been pursuant to the original terms of the warrants, but higher than the minimum $0.25 per unregistered share as stated in the warrant modification agreement. This accommodation was granted by us in order to facilitate the transaction. As a result of the repricing of the warrants, we recorded a deemed dividend of $157,000, increasing the net loss attributed to common stockholders.

In partial consideration for the acquisition of the outstanding stock of Ingram, the stockholders received 14,480 shares of a21’s preferred stock. On March 14, 2006, we issued 2,522,648 shares of a21 common stock upon the conversion of the preferred stock by the holders thereof. The preferred shares were converted into a21 common stock at a price per share of the a21 common stock of $0.574, the average of the closing price of the a21’s common stock for the 20 trading day period ending on March 13, 2006. At March 31, 2006 and December 31, 2005, there are 0 and 14,480 shares of preferred stock issued and outstanding, respectively.

[2] Stock options and warrants:

Stock options and warrants have been granted to officers, directors and employees based upon employment agreements and other grants at the discretion of the Board of Directors. Warrants have been granted through other financing and investment agreements with certain of our investors.

As discussed above, on March 6, 2006, we received $1.2 million in connection with the exercise of warrants.

On February 16, 2006, an information statement was mailed or furnished to our stockholders in connection with the authorization and approval by a majority of the Board of Directors of the Stock Plan at a meeting held on March 10, 2005 and the subsequent adoption of such corporate action by written consent on February 9, 2006 of a majority of our stockholders. Such adoption constitutes the approval and consent of the action. The Stock Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock and unrestricted stock of up to an aggregate of 6,000,000 shares of common stock to officers, employees and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the Stock Plan. Stock options issued under the 2005 Plan typically have a five-year term and vest prorata over that term. The exercise price shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options.

Pursuant to our 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), 3,000,000 shares of a21 common stock are reserved for issuance. The 2002 Plan authorizes our board of directors to issue warrants, options, restricted or unrestricted common stock and other awards to our employees, consultants and directors and our affiliates. Certain options and warrants to be granted under the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2002 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events. As of March 31, 2006 and December 31, 2005 there were 496,264 shares available for grant under the Stock Plan.

NOTE K - COMMITMENTS AND OTHER MATTERS

[1] Employment agreement:

Effective January 3, 2006, we entered into an employment agreement with our Vice President and Chief Financial Officer. The agreement continues for a term of 36 months unless earlier terminated in accordance with its terms. Pursuant to the agreement, he is entitled to receive an annual base salary of $114,000, subject to increases as shall be determined by the Chief Executive Officers of a21 and SuperStock. He was granted an option to purchase 165,000 shares of our common stock at a purchase price of $0.34 per share. These options issued were accounted for under the fair value method under SFAS 123R with a charge to the statement of operations. The strike price of such options was at the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares represented thereby on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007. The employment agreement also (1) provides that the stock options granted shall vest immediately upon a change in control as defined of a21, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

[2] Lease commitments

In September 2004, we entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two year term.  The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease.  The total lease payments in accordance with the terms of the agreement are $3.5 million. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as a deferred receivable of $543,000 and $541,000 at March 31, 2006 and December 31, 2005, respectively.

In a lease agreement for SuperStock Limited in the UK, we sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, our UK subsidiary would be liable for approximately $90,000 per year under the covenants in the lease in the event the lessee who has sublet the facility is unable to perform under such terms.

[3] Lease Deposit Arrangement

At March 31, 2006, we were party to an arrangement with certain of our existing stockholders, Ahab International, Ltd. and Ahab Partners, L.P. (collectively “Ahab”). As part of this arrangement, since November 2005, we had executed an agreement with Ahab pursuant to which Ahab pledged an aggregate amount of $690,000 in the form of certificate of deposits (the “CDs”). The CDs replaced the deposits maintained by us which secured the letter of credit issued in lieu of the security deposit per the capital lease agreement for our headquarters facility. The agreement had a three year term which is the term of the requirement to maintain a security deposit under the capital lease agreement. In conjunction with the April 27, 2006 financing transaction (see Note L), we paid outstanding interest at a rate of 10% per annum plus Ahab retains the interest earned on the CDs. In connection with the arrangement, we entered into a security agreement pursuant to which Ahab maintained a security interest in the CDs. As such, we provided a guarantee to Ahab in the event any liquidation of the security deposit was to occur.

On April 27, 2006, as part of the financing transaction (see Note L), we also released the $690,000 certificate of deposits, which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our headquarters in Jacksonville Florida. Upon release of the Ahab CDs, we established replacement CDs held in our name and funded by the proceeds of the $15.5 million financing transaction.

The lease agreement also requires us to fund additional deposits through July 1, 2006, for a total of $750,000 including restricted cash of $30,000 reported as other non-current assets as of March 31, 2006.

[4] Litigation:

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

NOTE L - SUBSEQUENT EVENT

Convertible Debt Financing

On April 27, 2006, we entered into a securities purchase agreement with certain purchasers and Queequeg Partners, LP, as agent (the “Purchase Agreement”), whereby we issued $15.5 million of 5% Senior Secured Convertible Notes (the “Notes”) in consideration for which we received $11.7 million in cash, after payments to retire warrants to purchase 637,500 shares of a21’s common stock, the repayment of certain outstanding debt of $3.3 million (net of certain amounts reinvested by certain note-holders), interest due of $216,000, and the payment of a finders fee of $100,000 to Axiom Capital Management. Queequeg Partners L.P. and Queequeg, Ltd. (each of which are affiliated with Ahab Capital Management, Inc., which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006), and StarVest Partners, LP (“StarVest”), which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006, purchased a portion of the Notes sold in this transaction. As part of this transaction, we released $690,000 of certificate of deposits (“CDs”), which had been pledged by Ahab International, Ltd. (“Ahab International”) and Ahab Partners, L.P. (“Ahab Partners”) to secure the letter of credit issued by SuperStock in connection with its capital lease for our headquarters in Jacksonville Florida.

The Notes are secured by substantially all of our assets and, after we increase the number of shares of our authorized common stock, will be convertible into a21’s common stock at a minimum conversion price of $0.65 per share, subject to adjustment as provided in the Notes. In addition, the conversion price of the Notes may be adjusted based on a weighted average anti-dilution formula in the event of issuances of a21’s common stock at a price per share below $0.65. The minimum conversion price is set at $0.50 per share. The interest on the Notes is payable quarterly in arrears, and the principal will be due and payable on March 31, 2011. If the 45 day volume weighted average price of a21’s common stock equals or exceeds $1 per share, the Notes will automatically be converted into a21’s common stock under certain conditions.

The Notes include customary events of default, including the failure to pay any principal or interest when due, the breach of any covenant or term or condition of the Notes, the breach of any representation or warranty in the Purchase Agreement, Notes or other documents executed in connection with the transactions contemplated thereby, defaults in the performance of any other indebtedness of greater than $500,000, the insolvency or bankruptcy, and the SEC issuing a stop trade order or suspension of trading relating to a21’s common stock. Upon the occurrence of an event of default, each Note will become due and payable, either upon notice from the agent for the holders of Notes at the direction of the holders of a majority of the outstanding principal amount of the Notes or automatically, depending on the particular event of default.

Pursuant to the terms of the Purchase Agreement, for so long as StarVest beneficially owns at least 8,000,000 shares of a21’s common stock, we must nominate StarVest’s designee for a position on our Board of Directors. In addition, for so long as at least 40% of the aggregate principal amount of the Notes are outstanding, we may not, without the prior written consent of the Agent, engage in certain activities or transactions, including, but not limited to, declaring dividends, liquidating, dissolving, effecting a reorganization or change of control, or incurring certain indebtedness. The Purchase Agreement also provides that the purchasers have a pro-rata right to provide up to 25% of the amount of any additional financing the amount of which will be in excess of $2 million.

We also entered into a Registration Rights Agreement dated April 27, 2006, between a21 and the Agent, on its own behalf and on behalf of the holders of the Notes (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, if the SEC has not declared effective a registration statement relating to the resale of the shares of a21’s common stock that the notes are convertible into by January 22, 2007, we will be obligated to pay the holder of the Notes liquidated damages as provided in the Registration Rights Agreement.

In connection with the transactions described above, the following indebtedness of the Company has been repaid in full:

1.	The $2.25 million 12% Senior Secured Note, dated as of February 22, 2005.

2.	The $1.05 million 12% unsecured promissory notes dated February 29, 2004

The principal and interest due under the notes described above of $184,000 was repaid on April 27, 2006 by the issuance of Notes in the aggregate principal amount equal to the full amount of the principal and interest due.

In connection with the repayment of the indebtedness described above, the following common stock purchase warrant agreements have been terminated:

1.
Warrants, expiring on February 21, 2007, granting the right to purchase 300,000 shares of a21’s common stock, par value $0.001 per share, at an exercise price of $0.177 per share, which was issued in connection with the Cohanzick and Steffens Notes.

2.
Warrants, expiring on February 21, 2007, granting the right to purchase 337,500 shares of a21’s common stock, par value $0.001 per share, at an exercise price of $0.377 per share, which were also issued in connection with certain Notes.

Each of the Common Stock Purchase Warrants were returned to us and canceled in consideration of us issuing Notes in the aggregate principal amount equal to $215,000 (which is equal to the product of (i) the difference between the closing market price of a21’s common stock on March 30, 2006 ($0.62) and the exercise price of the warrants, and (ii) the number of shares of a21’s common stock issuable upon exercise of the warrants).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

Through our operating subsidiary, SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries and private collections and license the visual content to our customers. Our customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). Our products are sold directly and through a global network of distributors in over 100 countries. Our subsidiary Ingram is a UK-based provider of subscription, CD-ROM and individual royalty free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities.

SUBSEQUENT EVENT

Convertible Debt Financing

On April 27, 2006, we entered into a securities purchase agreement with certain purchasers and Queequeg Partners, LP, as agent (the “Purchase Agreement”), whereby we issued $15.5 million of 5% Senior Secured Convertible Notes (the “Notes”) in consideration for which we received $11.7 million in cash, after payments to retire warrants to purchase 637,500 shares of a21’s common stock, the repayment of certain outstanding debt of $3.3 million (net of certain amounts reinvested by certain note-holders), interest due of $216,000, and the payment of a finders fee of $100,000 to Axiom Capital Management. Queequeg Partners L.P. and Queequeg, Ltd. (each of which are affiliated with Ahab Capital Management, Inc., which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006), and StarVest Partners, LP (“StarVest”), which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006, purchased a portion of the Notes sold in this transaction. As part of this transaction, we released $690,000 of certificate of deposits (“CDs”), which had been pledged by Ahab International, Ltd. (“Ahab International”) and Ahab Partners, L.P. (“Ahab Partners”) to secure the letter of credit issued by SuperStock in connection with its capital lease for our headquarters in Jacksonville Florida. Upon release of the Ahab CDs, we established replacement CDs in our name having been funded by the proceeds of the financing. As a result, the related security agreement was canceled.

The Notes are secured by substantially all of our assets and, after we increase the number of shares of our authorized common stock, will be convertible into a21’s common stock at a minimum conversion price of $0.65 per share, subject to adjustment as provided in the Notes. In addition, the conversion price of the Notes may be adjusted based on a weighted average anti-dilution formula in the event of issuances of a21’s common stock at a price per share below $0.65. The minimum conversion price is set at $0.50 per share. The interest on the Notes is payable quarterly in arrears, and the principal will be due and payable on March 31, 2011. If the 45 day volume weighted average price of a21’s common stock equals or exceeds $1 per share, the Notes will automatically be converted into a21’s common stock under certain conditions.

The Notes include customary events of default, including the failure to pay any principal or interest when due, the breach of any covenant or term or condition of the Notes, the breach of any representation or warranty in the Purchase Agreement, Notes or other documents executed in connection with the transactions contemplated thereby, defaults in the performance of any other indebtedness of greater than $500,000, the insolvency or bankruptcy, and the SEC issuing a stop trade order or suspension of trading relating to a21’s common stock. Upon the occurrence of an event of default, each Note will become due and payable, either upon notice from the agent for the holders of Notes at the direction of the holders of a majority of the outstanding principal amount of the Notes or automatically, depending on the particular event of default.

Pursuant to the terms of the Purchase Agreement, for so long as StarVest beneficially owns at least 8,000,000 shares of a21’s common stock, we must nominate StarVest’s designee for a position on our Board of Directors. In addition, for so long as at least 40% of the aggregate principal amount of the Notes are outstanding, we may not, without the prior written consent of the Agent, engage in certain activities or transactions, including, but not limited to, declaring dividends, liquidating, dissolving, effecting a reorganization or change of control, or incurring certain indebtedness. The Purchase Agreement also provides that the purchasers have a pro-rata right to provide up to 25% of the amount of any additional financing the amount of which will be in excess of $2 million.

We also entered into a Registration Rights Agreement dated April 27, 2006, between a21 and the Agent, on its own behalf and on behalf of the holders of the Notes (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, if the SEC has not declared effective a registration statement relating to the resale of the shares of a21’s common stock that the notes are convertible into by January 22, 2007, we will be obligated to pay the holder of the Notes liquidated damages as provided in the Registration Rights Agreement.

In connection with the transactions described above, the following indebtedness of the Company has been repaid in full:

3.	The $2.25 million 12% Senior Secured Note, dated as of February 22, 2005.

4.	The $1.05 million 12% unsecured promissory notes dated February 29, 2004

The principal and interest due under the notes described above of $184,000 was repaid on April 27, 2006 by the issuance of Notes in the aggregate principal amount equal to the full amount of the principal and interest due.

In connection with the repayment of the indebtedness described above, the following common stock purchase warrant agreements have been terminated:

1.
Warrants, expiring on February 21, 2007, granting the right to purchase 300,000 shares of a21’s common stock, par value $0.001 per share, at an exercise price of $0.177 per share, which was issued in connection with the Cohanzick and Steffens Notes.

2.
Warrants, expiring on February 21, 2007, granting the right to purchase 337,500 shares of a21’s common stock, par value $0.001 per share, at an exercise price of $0.377 per share, which were also issued in connection with the Cohanzick and Steffens Notes.

Each of the Common Stock Purchase Warrants were returned to us and canceled in consideration of us issuing Notes in the aggregate principal amount equal to $215,000 (which is equal to the product of (i) the difference between the closing market price of a21’s common stock on March 30, 2006 ($0.62) and the exercise price of the warrants, and (ii) the number of shares of a21’s common stock issuable upon exercise of the warrants).

Please refer to our Current Report on Form 8-K dated May 3, 2006 for additional information relating to our Convertible Debt Financing and related transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have summarized significant accounting policies in Note B to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES. Revenues were $2.9 million for the three months ended March 31, 2006 compared to $2.3 million for the same prior year period. Approximately 90% of the increase was attributable to the Ingram acquisition which occurred during October 2005, with the balance of the increase attributed to SuperStock.

COST OF REVENUES. Cost of revenues was $903,000 for the three months ended March 31, 2006 compared to $712,000 the same prior year period. This increase was attributable to related higher revenues. As a percentage of revenues, cost of sales was 31% for the three months ended March 31, 2006 and 2005. Cost of sales as a percentage of revenues may vary in any period depending on the relative mix of stock photography distributed that is either licensed from third parties or owned by us.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $3.2 million for the three months ended March 31, 2006 compared to $1.6 million for the same prior year period. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.0 million. In accordance with the modified prospective transition method, our condensed consolidated statement of operations for the three months ended March 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Additionally, we incurred incremental SG&A expenses resulting from the Ingram acquisition which occurred during October 2005 and higher corporate expenses associated with the administration of a publicly traded corporation including legal and audit related expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $603,000 for the three months ended March 31, 2006 compared to $353,000 for the same prior year period. The increase was primarily attributable to incremental amortization during the three months ended March 31, 2006 of approximately $244,000 resulting from the Ingram acquisition.

INTEREST EXPENSE. Interest expense was was $353,000 for the three months ended March 31, 2006 compared to $397,000 for the same prior year period. Interest expense for the three months ended March 31, 2005 included incremental amortization of finance costs.

WARRANT EXPENSE. Pursuant to the provisions of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”), during 2005, we recorded the value of certain February 2005 warrants as a current liability, with subsequent changes in fair value to be reflected in the condensed consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to registration rights and because the terms did not include a liquidated damages provision. As of March 31, 2006, the warrants were valued at $451,000, and the increase in valuation of $265,000 during the three months ended March 31, 2006 was recorded as non-operating warrant expense.

OTHER EXPENSE, NET. Other expense, net was $14,000 for the three months ended March 31, 2006 compared to other expense, net of $266,000 for the same prior year period. The other expense, net for the three months ended March 31, 2005 includes a $371,000 loss on the extinguishment of the convertible subordinated notes payable.
DEEMED DIVIDEND. On March 6, 2006, we received $1.2 million in connection with the exercise of warrants to purchase 4,000,000 shares of a21’s common stock held by a significant stockholder of ours. The stockholder previously acquired the warrants from another of our significant stockholders, through a prior transaction. In connection with the exercise of the warrants, we set the exercise price of the warrants to $0.30 per unregistered share, which is approximately 10% less than what the exercise price would have been pursuant to the original terms of the warrants, but higher than the minimum $0.25 per unregistered share as stated in the warrant modification agreement. This accommodation was granted by us in order to facilitate the transaction. As a result of the repricing of the warrants, we recorded a deemed dividend of $157,000, increasing the net loss attributed to common stockholders.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $2.6 million or $0.04 per share, for the three months ended March 31, 2006 compared to net loss of $982,000, or $0.03 per share, for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $1.4 million of cash and cash equivalents and a working capital deficit of $711,000, compared to $1.2 million in cash and cash equivalents and working capital deficit of $946,000 at December 31, 2005. The increase in cash is primarily due to the proceeds from the exercise of stock options and warrants during the three months ended March 31, 2006.

Net cash used in operating activities for the three months ended March 31, 2006 was $663,000, compared to net cash used in operating activities of $650,000 for three months ended March 31, 2005. The net cash used in operating activities during the three months ended March 31, 2006 was due primarily to the net loss of $2.4 million adjusted for $977,000 of stock options compensation and $603,000 of depreciation and amortization. Net cash used in operating activities in the three months ended March 31, 2005 was due primarily to the net loss of $982,000 and the increase of accounts receivable of $314,000 adjusted for $371,000 for loss on extinguishment of debt and $353,000 of depreciation and amortization.

Net cash used in investing activities for the three months ended March 31, 2006 was $315,000, compared to net cash used in investing activities the three months ended March 31, 2005 of $236,000. Net cash used in investing activities for the three months ended March 31, 2006 was primarily due to investments in building, property, and equipment of $132,000 and investments in our photo collection of $76,000. Net cash used in investing activities in the three months ended March 31, 2005 was primarily due to investments in building, property, and equipment.

Net cash provided by financing activities for the three months ended March 31, 2006 was $1.2 million, compared to net cash provided by financing activities of $968,000 for the same prior year period. Net cash provided by financing activities for the three months ended March 31, 2006 resulted substantially from net proceeds of warrant exercises. Net cash provided by financing activities in the three months ended March 31, 2005 was mainly due to the new $2.3 million senior secured notes payable and the retirement of the $1.3 million convertible subordinated notes payable.

During March 2006, we received $1.2 million in connection with the exercise of warrants to purchase four million shares of our common stock.

We have sustained recurring losses and at March 31, 2006, had an accumulated deficit of $16.6 million and a working capital deficit of $711,000 that raise substantial doubt about our ability to continue as a going concern. Should we not generate more cash than required for operations, we will need additional funding to cover any potential shortfall. If we are unable to secure required funding, we will not be able to implement our business plan and may not be able to conduct business as a going concern. Our future plans include the development our distribution channel leveraging our owned and licensed image content offering, and the production and acquisition of new in-demand image content to be made available to both direct and distribution customers.

On April 27, 2006, we entered into a securities purchase agreement with certain purchasers and Queequeg Partners, LP, as agent, whereby we issued $15.5 million of 5% Senior Secured Convertible Notes in consideration for which we received $11.7 million in cash, after payments to retire warrants to purchase 637,500 shares of a21’s common stock, the repayment of certain outstanding debt of $3.3 million, interest due of $216,000, and the payment of a finders fee of $100,000. As part of this transaction, we released $690,000 of certificate of deposits, which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our headquarters in Jacksonville, Florida.

OFF BALANCE SHEET ARRANGEMENTS

At March 31, 2006, we were party to an arrangement with Ahab. As part of this arrangement, since November 2005, we had an agreement with Ahab pursuant to which Ahab pledged $690,000 in the form of certificate of deposits (the “CDs”). The CDs replaced the deposits maintained by us which secured the letter of credit issued in lieu of the security deposit per the capital lease agreement for our headquarters facility. The agreement had a three year term which is the term of the requirement to maintain a security deposit under the capital lease agreement. In conjunction with the April 27, 2006 financing transaction, we paid outstanding interest at a rate of 10% per annum plus Ahab retained the interest earned on the CDs.

On April 27, 2006, as part of the $15.5 million financing transaction described above, the $690,000 certificate of deposits, which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our headquarters in Jacksonville Florida, were released to Ahab. Upon release of the Ahab CDs, we established replacement CDs in our name having been funded by the proceeds of the financing.

We have not entered into any other off balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms because of the deficiency in internal controls over financial reporting which constitutes a material weakness in the design or operation of internal controls that could adversely affect its ability to record, process, summarize and report interim financial data. The material weakness identified pertains specifically to the recording of the deemed dividend related to warrants repricing.

Except as described above, during the period covered by this report, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION ITEM

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None that have not been previously reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 9, 2006, stockholders entitled to vote 65.51% of the aggregate outstanding shares of our common stock approved by written consent our 2005 Stock Plan (“Stock Plan”) which had been approved by our Board of Directors on March 10, 2005. Such adoption constitutes the approval and consent of at least 43,673,034 of the total number of shares of common stock outstanding on February 9, 2006 and is sufficient under the Texas Business Corporation Act and our Articles of Incorporation to approve the action. On February 16, 2006, an information statement was mailed or furnished to our stockholders in connection with the authorization and approval of the Stock Plan. The Stock Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock and unrestricted stock of up to an aggregate of 6,000,000 shares of common stock to our officers, employees and independent contractors or our affiliates.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification Of Chief Executive Officer Pursuant To Rule 13A-14[A] Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Of Chief Financial Officer Pursuant To Rule 13A-14[A] Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Of Principal Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C.1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a21, Inc.

Date: May 15, 2006	By: /s/ ALBERT H. PLEUS
Albert H. Pleus Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	By: /s/ THOMAS COSTANZA
Thomas Costanza Vice President and Chief Financial Officer (Principal Financial Officer)