Form 10QSB
period 2006-06-30
A21 INC
filed 2006-08-21
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-51285

a21, INC.
(Name of Small Business Issuer in its Charter)

DELAWARE	74-2896910
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

There were 83,305,846 shares of a21's common stock outstanding on August 17, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,018	$1,194
Accounts receivable, net allowance for doubtful accounts of $66 and $57	2,831	1,840
Inventory	852	156
Prepaid expenses and other current assets	708	277
Total current assets	11,409	3,467

Property, plant and equipment, net	8,135	7,602
Photo collection, net	1,655	1,715
Goodwill	7,478	2,263
Contracts with photographers, net	824	929
Deferred rent receivable	553	541
Intangible assets, net	9,416	3,882
Restricted cash	750	---
Other	110	115
Total assets	$40,330	$20,514

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, unsecured	$ ---	$1,050
Accounts payable	1,717	850
Accrued compensation	540	154
Accrued expenses	1,008	569
Royalties payable	1,356	1,180
Warrant obligation	63	187
Deferred revenue	237	151
Other	112	272
Total current liabilities	5,033	4,413

LONG-TERM LIABILITIES
Senior secured convertible notes payable, net - related party	15,500	---
Senior secured notes payable, net - related party	2,368	---
Loan payable from sale-leaseback of building, less current portion	7,425	7,438
Senior secured notes payable, net - related party	---	2,316
Other	119	126

Total liabilities	30,345	14,293

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2006	2005

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,590	2,800

CONVERTIBLE PREFERRED STOCK, $.001 par value; 3,150 shares issued and outstanding	4,830	---

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; 100,000 shares authorized; no shares and 14,480 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	---	---
Common stock; $.001 par value; 100,000,000 shares authorized; 81,735,620 and 74,115,012 shares issued at June 30, 2006 and December 31, 2005, respectively and 78,055,845 and 70,435,237 shares outstanding at June 30, 2006 and December 31, 2005, respectively	82	74
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	20,913	17,583
Deferred compensation	---	(115)
Accumulated deficit	(18,871)	(14,185)
Accumulated comprehensive income	341	64
Total stockholders' equity	2,465	3,421

Total liabilities and stockholders' equity	$40,330	$20,514

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$4,511	$2,327	$7,446	$4,639

COSTS AND EXPENSES
Cost of revenue (excludes related amortization for three months of $383 and $174, six months of $766 and $348)	1,701	716	2,604	1,428
Selling, general and administrative	3,800	1,954	6,986	3,520
Depreciation and amortization	830	359	1,433	712
TOTAL OPERATING EXPENSES	6,331	3,029	11,023	5,660

OPERATING LOSS	(1,820)	(702)	(3,577)	(1,021)

Interest expense	(447)	(332)	(800)	(729)
Warrant expense	118	---	(147)	---
Other (expense) income, net	(77)	49	(91)	(217)

NET LOSS BEFORE INCOME TAX EXPENSE	(2,226)	(985)	(4,615)	(1,967)

Income tax expense	(44)	---	(71)	---

NET LOSS	(2,270)	(985)	(4,686)	(1,967)

Disproportionate deemed dividends	---	---	(157)	---

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(2,270)	$(985)	$(4,843)	$(1,967)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	77,671,527	40,112,391	77,569,680	39,129,773

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

(unaudited)	PREFERRED STOCK			COMMON STOCK		TREASURY STOCK
	NUMBER OF SHARES	AMOUNT		NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT		ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPEN-SATION		ACCUMU- LATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

Balance at December 31, 2005	14		$--	74,115	$74	(3,680)	$	---	$17,583		$(115)	$(14,185)	$64	$3,421

Stock options exercised	---		---	678	1	---		---	100		---	---	---	101
Stock warrants exercised	---		---	4,000	4	---		---	1,196		---	---	---	1,200
Issuance of common stock upon the conversion of preferred stock issued as part of the purchase price of Ingram Publishing Limited	(14)		---	2,523	3	---		---	(3)		---	---	---	---
Stock options compensation expense	---		---	---	---	---		---	1,310		---	---	---	1,310
Stock issuance for brokers’ cost in connection with issuance of Senior Secured Convertible Issuance	---		---	107	---	---		---	62		---	---	---	62
Warrants cancelled in connection with issuance of Senior Secured Convertible Issuance	---		---	---	---	---		---	56		---	---	---	56
Warrants issued in connection with ArtSelect acquisition	---		---	---	---	---		---	375		---	---	---	375
Issuance of common stock upon the conversion of SuperStock seller preferred stock	---		---	375	---	---		---	210		---	---	---	210
Amortization of deferred compensation	---		---	---	---	---		---	(108)		108	---	---	---
Cancellation of restricted stock due to executive separation	---		---	(62)	---	---		---	(7)		7	---	---	---
Shares payable settlement costs	---		---	---	---	---		---	139		---	---	---	139
Net loss	---		---	---	---	---		---	---		---	(4,686)	---	(4,686)
Foreign currency translation adjustment	---		---	---	---	---		---	---		---	---	277	277
Comprehensive loss	---		---	---	---	---		---	---		---	---	---	(4,409)

Balance at June 30, 2006	---	$	---	81,736	$82	(3,680)	$	---	$20,913	$	---	$(18,871)	$341	$2,465

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
($ in thousands)
(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,686)	$(1,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,433	712
Amortization of finance costs	11	130
Loss on disposal of equipment	76	16
Change in fair value of warrant obligation	(124)	---
Stock option compensation	1,310	369
Deferred compensation	---	(249)
Issuance of common stock for financing costs	62	---
Loss on extinguishment of debt	---	371
Stock issued for settlement	139	---
Other	7	20

Changes in assets and liabilities:
Accounts receivable	(418)	(349)
Prepaid expenses and other current assets	(483)	---
Inventory	60	(35)
Accounts payable and accrued expenses	852	(181)
Deferred revenue	87	---
Foreign income tax payable	(170)	---
Other	6	(36)
NET CASH USED IN OPERATING ACTIVITIES	(1,838)	(1,199)

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
($ in thousands)

	(unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,	2006	2005

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ArtSelect	(4,476)	---
Investment in property, plant and equipment	(284)	(261)
SuperStock earnout	(206)	---
Investment in photo collection	(195)	(9)
Restricted cash for lease deposit	(750)	---
Other	(9)	---
NET CASH USED IN INVESTING ACTIVITIES	(5,920)	(270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured convertible notes payable - related party	15,500	---
Payment of senior secured notes payable - related party	(2,250)	2,250
Payment of convertible subordinated notes payable	---	(1,250)
Payment of unsecured notes payable	(1,050)	---
Net proceeds from the exercise of stock options	100	---
Net proceeds from the exercise of stock warrants	1,200	---
Redeemed financing warrants	56	---
Payment of promissory note payable	(33)	(33)
Other	37	3
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,560	970

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALANTS	22	96
NET INCREASE IN CASH	5,824	(403)
CASH AT BEGINNING OF PERIOD	1,194	717

CASH AT END OF PERIOD	$7,018	$314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid	$178	$	---
Interest paid	635		405

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of convertible preferred stock as part of ArtSelect acquisition	4,830	$	---
Issuance of senior secured note payable as part of ArtSelect acquisition	2,368		---
Issuance of warrants as part of ArtSelect acquisition	375		---
Deferred compensation	---		369

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - FINANCIAL STATEMENT PRESENTATION AND THE DESCRIPTION OF BUSINESS

The unaudited condensed consolidated financial statements of a21, Inc. (“a21”, “the Company”, “we”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2006, and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our amended annual report on Form 10-KSB/A for the year ended December 31, 2005 filed with the SEC.

a21, Inc. was incorporated in the State of Texas in October 1998, under the name Saratoga Holdings I, Inc. In February 2004, we completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc. In October 2005, we completed the acquisition of all of the outstanding stock of Ingram Publishing Limited, and in May 2006, we completed the acquisition of ArtSelect, Inc. through the merger of a wholly owned subsidiary into ArtSelect. On July 31, 2006, we changed our state of incorporation from Texas to Delaware (See Note N).

Through our subsidiary SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries and private collections and license the visual content to our customer base consisting of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). SuperStock products are sold directly and through a global network of distributors.

Our subsidiary ArtSelect supplies home and office framed and unframed wall décor to retailers, catalogers, membership organizations and consumers through both online and traditional retail and wholesale distribution channels in the United States.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of presentation / Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We have sustained significant recurring losses and at June 30, 2006 had an accumulated deficit of $18.9 million that raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included a going concern explanatory paragraph in their report in connection with their audit of our consolidated financial statements for the year ended December 31, 2005. We will need to raise cash from equity and debt financings to fund any additional acquisitions, and may need to raise cash in such manner to fund our operations. If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern. See Note J describing recent $15.5 million financing. At June 30, 2006, we had cash of $7.0 million and working capital of $6.4 million.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. Our future plans include the development of our distribution channel, the leveraging of owned and licensed image content, and the production and acquisition of new in-demand image content to be made available to both direct and distribution customers. Additionally, we are in discussions with several potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations. However, there can be no assurance that these efforts will be successful. We also continue to incur operating expenses to enhance our market position and expand our product offering by producing or acquiring newer, in-demand image content for our customers. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us or that our operations will become profitable.

[2] Principles of consolidation:

The condensed consolidated financial statements include all of our accounts including our primary operating subsidiaries, SuperStock (U.S.), ArtSelect (U.S.) (acquired on May 15, 2006), and SuperStock Limited (UK), which includes Ingram Publishing(acquired during October 2005). The minority interest in the consolidated balance sheet at June 30, 2006 and December 31, 2005 represents the interest of the holders of preferred shares of SuperStock (“SuperStock Seller Preferred”), which are exchangeable into common shares of a21, Inc. All significant intercompany balances and transactions have been eliminated.

[3] Revenue recognition:

Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered.

SuperStock revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at our share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and we record the remaining license fee as revenue. We also sell subscriptions of certain images for terms ranging from one to twelve months. Subscription revenue is recognized over the respective term of the subscription agreement and, accordingly, $237,000 and $151,000 is recorded as deferred revenue as of June 30, 2006 and December 31, 2005, respectively.

ArtSelect revenue is recognized when the product is shipped and title is transferred to the customer. Revenue sold via ArtSelect’s website and/or related sub-domains is recognized on a gross basis. ArtSelect revenue sold through customers’ distribution channels is recognized net of related costs. ArtSelect bases its estimates for sales returns on historical experience.

[4] Cost of revenue:

SuperStock cost of revenue reflects royalties on revenue generated from images licensed under contracts with photographers. Royalties are expensed in the period that they are incurred. Cost of revenue excludes amortization of revenue generating assets. ArtSelect cost of revenue reflects payments made to suppliers of art content, framing materials, and shipment and handling costs.

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

[7] Cash and cash equivalents:

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2006 and December 31, 2005, we had no investments with maturities greater than three months. We are required to maintain a security deposit in accordance with our lease agreement for the SuperStock facility. Cash as of June 30, 2006 and December 31, 2005 excludes the certificate of deposits pledged as security deposit. This consists of restricted cash funded by us to secure a letter of credit in the amount of $750,000 at June 30, 2006 and $690,000 pledged by stockholders at December 31, 2005.

[8] Accounts Receivable and Allowance for Doubtful Accounts:

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

[9] Inventories:

Inventories are valued at the lower of cost or market and are determined on the first-in, first-out (FIFO) basis. For ArtSelect, inventories include raw materials and finished goods. Raw materials include prints, mats, frames, molding, and packaging material. Finished goods consist of preframed art. For SuperStock, inventories include the costs of compact disk products produced for resale categorized as finished goods. The requirements for any provisions of estimated losses for obsolete, excess, or slow-moving inventories are reviewed periodically. At June 30, 2006, our reserve for inventories was $104,000 including a provision of slow moving SuperStock compact disk products of $89,000 recorded during the three months ended June 30, 2006, classified as a cost of sales in the consolidated statement of operations.

[10] Deferred Rent Receivable

During 2004, we entered into an agreement to sublease a significant portion of our headquarters and SuperStock facility for a term of six years with an option to renew for an additional two-year term. SFAS 13, “Accounting for Leases”, requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, we recognize total contractual minimum lease payments, including scheduled rent increases, as rental income evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due are reported as a long-term receivable. We monitor this asset for collection risk and will establish reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from our expectations.

[11] Defined Contribution Employee Benefit Plan

We maintain defined contribution retirement plans pursuant to Section 401(k) of the Internal Revenue Code (the Plan), in which U.S. employees at least 21 years of age may participate after completing six months of service. Eligible employees may contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limitations. The Company may match employee contributions on a discretionary basis.

[12] Foreign Currency:

We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. We translate revenue and expenses at the monthly average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains and losses, which are denominated in currency other than a subsidiary’s local currency and remeasured in the subsidiary’s local currency, are recognized in the condensed consolidated statement of operations.

[13] Land and building and property and equipment and depreciation:

Land and building were sold and leased back in a SuperStock transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease. Property and equipment consisting of furniture, fixtures and equipment, photography and computer equipment, and software are recorded at cost. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated lives of furniture, fixtures, and equipment being 7 years, photography and computer equipment ranging from 5 to 7 years, and software ranging from 3 to 5 years.

Expenditures for major additions and improvements are capitalized. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

[14] Photo collection and contracts with photographers:

Expenditures for additions and improvements to the photo collection are capitalized. The photo collection is categorized by type of imagery (fine art, vintage and contemporary). Depreciation of the photo collection is computed by the straight-line method over the assets’ estimated lives of forty years for fine art and vintage images and four years for contemporary images. Upon sale or retirement of any portion of the collection, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Contracts with photographers have an average life of five years and are automatically renewable. Amortization of the photographer’s contracts is based on projected revenues expected to be generated over the estimated ten-year life of the underlying images.

[15] Goodwill and intangible assets:

We performed our annual goodwill test as of October 1, 2005 and determined there was not impairment as of that date. (See Note F)

Intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS 144. Intangible assets with definite lives are amortized using the straight-line method over their expected useful life. (See Note F)

[16] Long-lived assets:

We evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our consideration of SFAS 144 involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted-average cost of capital, and our future financial performance. No impairment charges have been incurred for the three and six months ended June 30, 2006 and 2005.

[17] Other (expense) income:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Currency transaction (loss) gain	$83	$52	$95	$105
Settlement of claims	(139)	---	(139)	---
Loss on extinguishment of debt	---	---	---	(371)
Other	(21)	(3)	(47)	49
	$(77)	$49	$(91)	$(217)

[18] Income taxes:

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from offsetting the net operating loss against loss and tax credit carryforwards against taxable income, if any. We established a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The difference in basis of the investment in foreign subsidiary relates to goodwill which is a permanent difference, and therefore, no deferred tax is recognized.

[19] Net loss attributed to common stockholders per share:

We calculate net loss attributed to common stockholders per share in accordance with the provisions of SFAS No. 128, "Earnings per Share”. SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the condensed consolidated statements of operations. Basic income (loss) per share is computed by dividing the net loss attributed to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

For the three and six months ended June 30, 2006 and 2005, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 15,473,193 and 33,532,590 outstanding stock options and warrants as of June 30, 2006 and 2005, respectively, would have been antidilutive.

For the three and six months ended June 30, 2006, 4,625,139 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred have been excluded. For the three and six months ended June 30, 2005, 5,000,151 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred have been excluded.

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

[22] Stock-based compensation:

On January 1, 2006, we adopted SFAS No. 123R, "Share-Based Payment”, ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R). Equity awards governed by SFAS 123(R) include those equity awards, invested at January 1, 2006, and any such awards modified thereafter.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Share-based compensation expense recognized during the three and six months ended June 30, 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our condensed consolidated statement of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because share-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. For the three and six months ended June 30, 2006, we applied estimated forfeitures of 5% at the time of the respective grants.

We use a Black-Scholes option-pricing model as our valuation method for share-based payment awards. Under the Black-Scholes model, the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by a21’s common stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

As a result of the February 9, 2006 stockholder approval of our 2005 Stock Plan, although the exercise price of $0.30 was greater than the prevailing market price of the underlying common stock when originally granted during 2005, for GAAP purposes the accounting timing of the grant of 4,108,060 stock options valued at $1.0 million refers to the February 9, 2006 stockholder approval date, at which time the market price of the underlying common stock was $0.37.

General Share Based Compensation Information

The following summarizes our stock option activity:

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2005	4,547,623	$0.32

Granted	4,783,060	$0.34
Exercised	(802,850)	$0.18
Forfeited	(424,772)	$0.30
Cancelled	(66,668)	$0.15
Balance, June 30, 2006	8,036,393	$0.35

Exercisable, December 31, 2005	4,547,623	$0.32

Exercisable, June 30, 2006	6,314,811	$0.33

The following table summarizes information about stock options at June 30, 2006:

Options Outstanding
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$0.15	54,167	1 year	54,167
$0.25	1,256,500	1 year	1,256,500
$0.30	5,650,726	3.5 years	4,604,144
$0.46	400,000	5 years	---
$0.50	160,000	1 year	160,000
$0.80	275,000	5 years	---
$1.00	120,000	1 year	120,000
$1.50	120,000	1 year	120,000
	8,036,393	3 years	6,314,811

Valuation and Expense Information under SFAS 123(R)

The following table summarizes share-based compensation expense under SFAS 123(R) for the three and six months ended June 30, 2006:

($ in thousands)	Three months	Six months
Share-based compensation expense included in selling, general, and administrative expenses	$259	$1,310

Tax benefit	-	-

Share-based compensation expense, net tax	$259	$1,310

The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. The following weighted average assumptions were used for stock options granted during the three and six months ended June 30, 2006, respectively:  no annual dividends; expected volatility of 117%; risk free interest rate of 4.00%; expected life ranging from 3.75 to 4.15 years, and no annual dividends; expected volatility ranging from 80% to 117%; risk free interest rate ranging from 3.01% to 3.50%; expected life ranging from 3.06 to 5 years.

The pro forma effect on our net loss and loss per share of applying the fair-value method of accounting would have been as follows for the three and six months ended June 30, 2005:

$ in thousands, except per share amounts	Three months	Six months
Net loss	$(985)	$(1,967)
Stock based employee compensation included in net loss	---	---
Less: Stock-based employee compensation using the fair value method	(39)	(61)

Pro forma net loss	$(1,024)	$(2,028)

Loss per share - basic and diluted
As reported	$(0.02)	$(0.05)
Pro forma	$(0.03)	$(0.05)

The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2005: no annual dividends; expected volatility of 80%; risk free interest rate of 3.00%, and expected life of 5 years.

[23] Advertising

Advertising expenses were $218,000 and $252,000 for the three months ended June 30, 2006 and 2005, respectively. Advertising expenses of $393,000 and $354,000 were expensed for the six months ended June 30, 2006 and 2005, respectively. Advertising costs are charged to expense as incurred.

NOTE C - ACQUISITION OF ARTSELECT

On May 16, 2006, we acquired ArtSelect, Inc. ArtSelect supplies home and office framed and unframed wall décor to retailers, catalogers, membership organizations, and consumers through both online and traditional retail and wholesale distribution channels.

In consideration, the stockholders of ArtSelect received $4.5 million of cash, $2.35 million in secured notes, and $3.15 million of a21 convertible preferred stock valued at $4.8 million. The selling stockholders of ArtSelect also received warrants to purchase 750,000 shares of a21’s common stock at $1.00 per share valued at $0.50 each or $375,000, exercisable for common stock. We have also incurred approximately $205,000 in related transaction costs, which has been recorded as purchase capital. Final adjustments will be made to the purchase price after finalization of ArtSelect's closing balance sheet expected to occur by September 30, 2006.

($ in thousands)
Cash	$4,500
Convertible preferred stock	4,830
Seller secured notes	2,350
Warrants	375
Capitalized transaction costs	205
$12,260

The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes will be accrued and added to the principal of the notes. After the first year, interest will be payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Notes).

The convertible preferred stock fair value was determined using a Black-Scholes model capturing the as-if converted value component of $2.7 million and the $2.1 million value of the option feature. The following assumptions were applied in the Black-Scholes valuation of the Preferred Stock: risk-free interest rate , 4.9%; volatility, 129%; underlying stock price on April 28, 2006 [date prior to financing of acquisition announced to the public], $0.64; exercise price, $0.75; term, 4 years.

The convertible preferred stock has certain liquidation preferences and, pursuant to an exchange agreement entered into with each of the holders of preferred stock, after a21 increases the number of its authorized shares of common stock, is exchangeable for a21’s common stock at a minimum price per share of $0.75, subject to adjustment pursuant to weighted average anti-dilution provisions contained in the transaction documents.

On May 16, 2006, the holders of convertible preferred stock elected to exchange all of the convertible preferred stock for an aggregate of 4,200,000 shares of a21’s common stock at a per share price of $0.75. Pursuant to the terms of the exchange agreement with such holders, the exchange stock was issued by a21 in August 2006 after its July 31, 2006 reincorporation from Texas to Delaware, pursuant to which a21 increased the number of authorized shares of its common stock in part to accommodate such exchange.

The Warrants expire four years from the closing date of the acquisition. The fair value of the warrants has been determined using a Black-Scholes model by applying the following assumptions: risk-free interest rate, 4.9%; volatility, 129%; underlying stock price, $0.64; exercise price, $1.00; term, 4 years.

The aggregate purchase price was approximately $12.3 million. The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the date of acquisition, which are subject to adjustment to reflect the final purchase price allocation.

($ in thousands)
Tangible assets	$2,587
Specifically identifiable intangible assets*	6,000
Goodwill	4,938
Liabilities assumed	(1,265)
$12,260

* - preliminary estimate; completion of formal valuation by independent expert and any purchase accounting adjustments are expected by September 30, 2006. We estimate the most significant ArtSelect intangible asset to be customer relationships.

PROFORMA EFFECT OF ACQUISITION

The results of operations of ArtSelect have been included in the consolidated financial statements of the Company since May 16, 2006. The unaudited proforma information below presents the results of operations as if the acquisition of ArtSelect had occurred on the first day of the periods presented. The unaudited proforma information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the combined companies had these events occurred at the beginning of the period presented nor is it indicative of future results:

($ in thousands, except per share amounts)	Six months ended June 30,
	2006	2005
Total revenue	$12,040	$10,509

Net loss	(4,980)	(2,165)

Net loss per share, basic and diluted	$(0.06)	$(0.06)

Proforma weighted average number of common shares outstanding, basic and diluted	77,569,680	39,129,773

NOTE D - INVENTORIES

The major components of inventories are summarized as follows:

($ in thousands)	June 30, 2006	December 31, 2005

ArtSelect framed art materials	575	---
ArtSelect framed art finished product	186	---
SuperStock compact discs of images	91	156
	$852	$156

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are summarized as follows:

($ in thousands)	June 30, 2006	December 31, 2005

Land and building	7,768	7,768
Office equipment and furnishings	652	375
Technology equipment	467	430
Software	685	147
Less: Accumulated depreciation	(1,437)	(1,118)
	$8,135	$7,602

Land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease.

Depreciation expense was $187,000 and $166,000 for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense was $327,000 and $334,000 for the six months ended June 30, 2006 and 2005, respectively.

Software includes ArtSelect capitalized software development costs of $395,000 at June 30, 2006. ArtSelect incurs such costs for modifications to its website and management information systems that result in additional functionality. Software development costs are amortized on a straight-line basis over three years.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $7.5 million at June 30, 2006 is comprised of $4.9 million of goodwill associated with the acquisition of ArtSelect, $1.3 million of goodwill associated with the acquisition of SuperStock, and $1.3 million of goodwill associated with the acquisition of Ingram.

($ in thousands)
Goodwill at December 31, 2005	$2,263
SuperStock earnout	136
Cumulative foreign currency translation of Ingram goodwill	141
ArtSelect goodwill	4,938
Goodwill at June 30, 2006	$7,478

Identifiable intangible assets, net of amortization at June 30, 2006 are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation		Net	Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(68)	$	---	$48	48
Ingram license agreements	2,440	(366)		123	2,197	60
Ingram non-compete agreements	790	(198)		35	627	36
Ingram customer relationships	420	(105)		19	334	36
Ingram distribution agreements	270	(68)		12	214	36
Ingram trademark	220	(82)		8	146	24
ArtSelect intangible assets*	6,000	(150)		---	5,850	60
Intangible assets	$10,256	$(1,037)		$197	$9,416

* - preliminary estimate; completion of formal valuation by independent expert and any purchase accounting adjustments are expected by September 30, 2006. We estimate the most significant ArtSelect intangible asset to be customer relationships.

Amortization expense during the three months ended June 30, 2006 and 2005 totaled $431,000 and $7,000, respectively. Amortization expense during the six months ended June 30, 2006 and 2005 totaled $711,000 and $15,000, respectively.

Approximate remaining annual amortization expense is as follows for each of the following years: 2006: $1.4 million, 2007: $2.5 million, 2008: $2.3 million, 2009: $1.8 million, and 2010: $1.6 million.

($ in thousands)
Intangible assets, net at December 31, 2005	$3,882
Cumulative foreign currency translation	245
ArtSelect intangible assets	6,000
Amortization expense	(711)
Intangible assets, net at June 30, 2006	$9,416

NOTE G - PHOTO COLLECTION AND CONTRACTS WITH PHOTOGRAPHERS

The photo collection as of June 30, 2006 and December 31, 2005 was $2.8 million and $2.6 million, respectively. The book value of the photo collection, net of accumulated amortization was $1.7 million at June 30, 2006 and December 31, 2005, respectively. Amortization expense was $131,000 and $124,000 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense was $255,000 and $246,000 for the six months ended June 30, 2006 and 2005, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2006: $266,000, 2007: $542,000, 2008: $148,000, 2009: $68,000, and 2010: $39,000.

Contracts with photographers as of June 30, 2006 and December 31, 2005, was $1.3 million. The book value of contracts with photographers, net of accumulated amortization was $824,000 and $929,000 as of June 30, 2006 and December 31, 2005, respectively. Amortization expense was $53,000 and $52,000 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense was $105,000 and $102,000 for the six months ended June 30, 2006 and 2005, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2006: $104,000, 2007: $208,000, 2008: $169,000, 2009: $124,000, and 2010: $61,000.

NOTE H - MINORITY INTEREST

Minority interest represents 1,541,713 shares of SuperStock Seller Preferred held by the former owners of SuperStock at June 30, 2006, which is exchangeable for 4,625,139 shares of a21’s common stock. The SuperStock Seller Preferred has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except liquidation. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $3.93 million or 16% of the total liquidation distributions after creditors. The minority interest is valued as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

On June 30, 2006, we issued 375,012 shares of a21 common stock upon the conversion of 125,004 shares of the preferred stock of SuperStock, Inc.

Subsequent to June 30, 2006, on July 20, 2006, we issued 600,000 shares of a21 common stock upon the conversion of 200,000 shares of the preferred stock of SuperStock, Inc.

NOTE I - OPERATING SEGMENTS

Effective with the ArtSelect acquisition during May 2006, we operate in the following segments: Corporate, SuperStock, and ArtSelect. No customer represented 10% or more of our total revenue in the periods presented.

80% and 75% of our total revenues were based domestically in the U.S. for the three and six months ended June 30, 2006, respectively. 85% and 71% of our total assets were based domestically in the U.S. as of June 30, 2006 and December 31, 2005, respectively.

The following table presents information about our segment activity as of June 30, 2006 and 2005, and for the three months then ended.

($ in thousands)
Three months June 30, 2006		Corporate	SuperStock	ArtSelect	Total

Revenue	$	---	$3,023	$1,488	$4,511

Segment operating loss		(954)	(801)	(65)	(1,820)

Segment total assets		498	26,696	13,136	40,330

Segment long-lived assets	$	---	16,091	11,417	27,508

Six months June 30, 2006		Corporate	SuperStock	ArtSelect	Total

Revenue	$	---	$5,958	$1,488	$7,446

Segment operating loss		(2,313)	(1,199)	(65)	(3,577)

Prior to the ArtSelect acquisition, we had operated domestically and internationally. No customer represented 10% or more of our total revenue in the periods presented. The following table presents information about our domestic and international activity as of the three and six months ended June 30, 2005.

Three months June 30, 2005	Domestic	International	Total

Revenue	$1,977	$350	$2,327

Segment operating loss	(948)	(37)	(985)

Segment total assets	15,925	428	16,353

Six months June 30, 2005	Domestic	International	Total

Revenue	$3,944	$695	$4,639

Segment operating loss	(1,923)	(44)	(1,967)

The domestic segment information for the three and six months ended June 30, 2005, respectively, includes $417,000 and $900,000 of revenue and $292,000 of accounts receivable attributable to foreign distributors that are SuperStock customers. The international segment information reflects the operation of foreign subsidiaries.

NOTE J - DEBT FINANCINGS

$15.5 Million Senior Secured Convertible Notes

On April 27, 2006, we entered into a securities purchase agreement with certain purchasers and Queequeg Partners, LP, as agent (“Agent”), whereby we issued $15.5 million of 5% Senior Secured Convertible Notes (“Senior Convertible Notes”) in consideration for which we received net proceeds of $11.7 million in cash, after the repayment of certain outstanding debt of $3.3 million, payments of $215,000 to retire warrants to purchase 637,500 shares of a21’s common stock, interest due of $216,000, and the payment of a finder’s fee of $100,000. Queequeg Partners L.P. and Queequeg, Ltd. (each of which are affiliated with Ahab Capital Management, Inc., which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006) (collectively “Ahab”), and StarVest Partners, LP (“StarVest”), which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006, purchased a portion of the Notes sold in this transaction. As part of this transaction, we released $690,000 of certificate of deposits (“CDs”), which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our facility in Jacksonville, Florida and replaced the deposit with new CDs from the net proceeds of the financing.

The Senior Convertible Notes are secured by substantially all of our assets and, after we increase the number of shares of our authorized common stock, will be convertible into 23,846,154 of a21’s common stock at a minimum conversion price of $0.65 per share, subject to adjustment as provided in the Senior Convertible Notes. In addition, the conversion price of the Senior Convertible Notes may be adjusted based on a weighted average anti-dilution formula in the event of issuances of a21’s common stock at a price per share below $0.65. The minimum conversion price is set at $0.50 per share on a diluted basis. The interest on the Senior Convertible Notes is payable quarterly in arrears, and the principal will be due and payable on June 30, 2011. If the 45-day volume weighted average price of a21’s common stock equals or exceeds $1 per share, the Senior Convertible Notes will automatically be converted into a21’s common stock under certain conditions.

The Senior Convertible Notes include customary events of default, including the failure to pay any principal or interest when due, the breach of any covenant or term or condition of the Senior Convertible Notes, the breach of any representation or warranty in the Purchase Agreement, Senior Convertible Notes or other documents executed in connection with the transactions contemplated thereby, defaults in the performance of any other indebtedness of greater than $500,000, the insolvency or bankruptcy, and the SEC issuing a stop trade order or suspension of trading relating to a21’s common stock. Upon the occurrence of an event of default, each Note will become due and payable, either upon notice from the agent for the holders of Senior Convertible Notes at the direction of the holders of a majority of the outstanding principal amount of the Senior Convertible Notes or automatically, depending on the particular event of default.

Pursuant to the terms of the Purchase Agreement, for so long as StarVest beneficially owns at least 8,000,000 shares of a21’s common stock, StarVest’s designee will be on our Board of Directors. In addition, for so long as at least 40% of the aggregate principal amount of the Senior Convertible Notes is outstanding, we may not, without the prior written consent of the Agent, engage in certain activities or transactions, including, but not limited to, declaring dividends, liquidating, dissolving, effecting a reorganization or change of control, or incurring certain indebtedness. The Purchase Agreement also provides that the purchasers have a pro-rata “first right of refusal” to provide up to 25% of the amount of any additional financing the amount of which will be in excess of $2.0 million.

We also entered into a Registration Rights Agreement dated April 27, 2006, between a21 and the Agent, on its own behalf and on behalf of the holders of the Senior Convertible Notes. Pursuant to the Registration Rights Agreement, if the SEC has not declared effective a registration statement for the sale of the underlying shares of a21’s common stock by January 22, 2007, we will be obligated to pay the holder of the Senior Convertible Notes liquidated damages as provided in the Registration Rights Agreement.

In connection with the transactions described above, we repaid the $2.25 million 12% Senior Secured Note, dated as of February 22, 2005; and the $1.05 million 12% unsecured promissory notes dated February 29, 2004. The interest due under these notes of $184,000 was paid on April 27, 2006 by the issuance of Notes in the aggregate principal amount equal to the full amount of the principal and interest due.

In connection with the repayment of the indebtedness described above, the following common stock purchase warrant agreements have been terminated: Warrants, expiring on February 21, 2007, granting the right to purchase 300,000 shares of a21’s common stock, par value $0.001 per share, at an exercise price of $0.188 per share, which was issued in connection with certain repaid Notes; and Warrants, expiring on February 21, 2007, granting the right to purchase 337,500 shares of a21’s common stock, par value $0.001 per share, at an exercise price of $0.377 per share, which were also issued in connection with certain Notes. These Warrants were returned to us and canceled in consideration of us issuing Notes in the aggregate principal amount equal to $215,000 (which is equal to the product of (i) the difference between the closing market price of a21’s common stock on March 30, 2006 ($0.62) and the exercise price of the warrants, and (ii) the number of shares of a21’s common stock issuable upon exercise of the warrants).

Senior Secured Notes - ArtSelect Sellers

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received $2.35 million in secured notes. The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes will be accrued and added to the principal of the notes. After the first year, interest will be payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Notes). The balance recorded on our balance sheet at June 30, 2006 of $2.4 million includes accrued interest.

Warrant Liability

Pursuant to the provisions of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”), we recorded the value of certain warrants as a current liability, with subsequent changes in fair value to be reflected in the consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to respective registration rights agreement. As of June 30, 2006, March 31, 2006, and December 31, 2005, the warrants were valued at $63,000, $452,000, and $187,000, respectively, and the change in valuation, net of related amounts from canceled warrants as part of financing, was recorded as non-operating warrant income (expense) of $118,000 and ($147,000) for the three and six months ended June 30, 2006.

NOTE K - LOAN PAYABLE ON BUILDING

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

The following table summarizes our annual maturities under the loan payable on building:

($ in thousands)
2006	$17
2007	35
2008	55
2009	80
2010	110
Thereafter	7,158
7,455
Less: Current Portion	(17)
Long Term Portion	$7,438

The current portion of the loan payable is included in other current liabilities.

NOTE L - CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

[1] Common and Preferred stock (See Note N):

We are authorized to issue 100,000,000 shares of a21 $.001 par value common stock.

We are authorized to issue 100,000 shares of its $.001 par value preferred stock at face value $100 per share, which has the rights, preferences, and privileges as determined by our Board of Directors.

See Note N describing our reincorporation from Texas to Delaware and the subsequent increase in our authorized common and preferred stock.

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

In partial consideration for the acquisition of the outstanding stock of Ingram, the stockholders also received 14,480 shares of a21’s preferred stock. On March 14, 2006, we issued 2,522,648 shares of a21 common stock upon the conversion of the preferred stock by the holders thereof. The preferred shares were converted into a21 common stock at a price per share of the a21 common stock of $0.574, the average of the closing price of the a21’s common stock for the 20 trading day period ending on March 13, 2006. At June 30, 2006 and December 31, 2005, there were none and 14,480 shares of preferred stock issued and outstanding, respectively.

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received $3.15 million of a21 convertible preferred stock valued at $4.8 million. Because of registration rights and shares authorization dependencies, the convertible preferred stock is classified as mezzanine outside of stockholders’ equity. The convertible preferred stock fair value was determined using a Black-Scholes model capturing the as-if converted value component of $2.7 million and the $2.1 million value of the option feature. The following assumptions were applied in the Black-Scholes valuation of the Preferred Stock: risk-free interest rate, 4.9%; volatility, 129%; underlying stock price on April 28, 2006 [date prior to financing of acquisition announced to the public], $0.64; exercise price, $0.75; term, 4 years. The convertible preferred stock has certain liquidation preferences and, pursuant to an exchange agreement entered into with each of the holders of preferred stock, after a21 increases the number of its authorized shares of common stock, is exchangeable for a21’s common stock at a minimum price per share of $0.75, subject to adjustment pursuant to weighted average anti-dilution provisions contained in the transaction documents. On May 16, 2006, the holders of convertible preferred stock elected to exchange all of the convertible preferred stock for an aggregate of 4,200,000 shares of a21’s common stock at a per share price of $0.75. Pursuant to the terms of the exchange agreement with such holders, the exchange stock was issued by a21 after July 31, 2006 when it reincorporated from Texas to Delaware, and, in connection therewith, increased the number of authorized shares of its common stock, in part, to accommodate such exchange.

On June 30, 2006, we issued 375,012 shares of a21 common stock upon the conversion of 125,004 shares of SuperStock Seller Preferred with a respective adjustment to equity of $210,000 representing the allocable, original fair value of the SuperStock Seller Preferred as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

In connection with the settlement of certain claims made by a stockholder and three of his affiliates against the Company, we agreed to issue 450,000 shares of our common stock in exchange for a general release of all claims such persons may have had against us. We have recognized the related fair value of such shares of $139,000 as a charge to equity payable and general expense during the three months ended June 30, 2006. The fair value was determined based upon the prevailing common stock trading market price per share at the time the agreement was reached.

[2] Stock options and warrants:

Stock options and warrants have been granted to officers, directors and employees based upon employment agreements and other grants at the discretion of the Board of Directors. Warrants have been granted through other financing and investment agreements with certain of our investors.

As discussed above, on March 6, 2006, we received $1.2 million in connection with the exercise of common stock warrants.

In connection with the warrants canceled as part of the consideration paid to us in the $15.5 Million Senior Secured Convertible Note financing, a net adjustment to additional paid in capital of $56,000 was made to reflect the change in warrant liability resulting from the cancellation of such warrants.

In partial consideration of the acquisition of ArtSelect by a21, the stockholders of ArtSelect received warrants to purchase 750,000 shares of a21’s common stock at $1.00 per share valued at $0.50 each or $375,000, exercisable for common stock.

On February 16, 2006, an information statement was mailed or furnished to our stockholders in connection with the authorization and approval by a majority of the Board of Directors of the Stock Plan at a meeting held on March 10, 2005 and the subsequent adoption of such corporate action by written consent on February 9, 2006 of a majority of our stockholders. Such adoption constitutes the approval and consent of the action. The Stock Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock, and unrestricted stock of up to an aggregate of 6,000,000 shares of common stock to officers, employees, and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the Stock Plan. Stock options issued under the 2005 Plan typically have a five-year term and vest pro-rata over that term. The exercise price shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22].

Pursuant to our 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), 3,000,000 shares of a21 common stock are reserved for issuance. The 2002 Plan authorizes our board of directors to issue warrants, options, restricted or unrestricted common stock, and other awards to our employees, consultants and directors and our affiliates. Certain options and warrants to be granted under the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2002 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events. As of June 30, 2006 and December 31, 2005 there were 496,264 shares available for grant under the Stock Plan.

[3] Deferred Compensation:

Certain grants to directors and officers totaling 3,190,000 shares, valued at fair value per the respective market trading prices at the time of the grants, resulted in unamortized deferred compensation of $115,000 included in the consolidated statements of changes in stockholder’s equity and comprehensive income as of December 31, 2005. In accordance with the adoption of SFAS 123R, we have adjusted deferred compensation within stockholders’ equity during the six months ended June 30, 2006 to recognize the unamortized deferred compensation of $115,000.

NOTE M - COMMITMENTS AND OTHER MATTERS

[1] Employment agreements:

On July 20, 2006, our Board of Directors increased the base salary of our Chairman and Chief Executive Officer to $175,000 per year. He was also granted an option to purchase 650,000 shares of our common stock at a purchase price of $0.65 per share. These options will be accounted for under the fair value method under SFAS 123R with a charge to the consolidated statement of operations. The strike price of such options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares represented thereby on each of October 31, 2006, April 30, 2007, October 31, 2007, and April 30, 2008. The stock options granted shall vest immediately upon a change in control as defined.

On July 20, 2006, our Board of Directors increased the base salary of our Vice President and Chief Financial Officer to $135,000 per year. He was also granted an option to purchase 200,000 shares of our common stock at a purchase price of $0.65 per share. These options issued will be accounted for under the fair value method under SFAS 123R with a charge to the consolidated statement of operations. The strike price of such options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares represented thereby on each of December 31, 2006, June 30, 2007, December 31, 2007, and June 30, 2008. The stock options granted shall vest immediately upon a change in control as defined.

We appointed an interim President and Chief Operating Officer whom is also a member of our Board of Directors. We entered into an employment agreement with him pursuant to which, effective June 19, 2006, he will receive a salary of $20,000 per month and a one-time bonus of $30,000. He was granted options to purchase 400,000 shares of a21’s common stock, exercisable at $0.46 per share, all of which will vest on December 31, 2006 and expire on June 19, 2011. These options issued were accounted for under the fair value method under SFAS 123R with a charge to the consolidated statement of operations totaling $124,000 during the three and six months ended June 30, 2006. The strike price of such options was above the market trading value at the time of the grant. The employment agreement has a term of six months and may be terminated by either party without cause on 30 days written notice to the other party. In addition, we may terminate the employment agreement immediately for cause, as defined in the employment agreement.

The Company terminated its employment of its then President on June 19, 2006. Pursuant to the terms of a termination agreement between the Company and its then President, dated June 29, 2006, he resigned from the a21 and SuperStock Board of Directors and from any other positions he held with our subsidiaries. Pursuant to the termination agreement, we will pay him severance of approximately $53,000, in installments over approximately five months in accordance with our normal bi-monthly payroll cycle. In addition, we accelerated the vesting of 100,000 of his unvested stock options. We also agreed that all of his vested and unexercised stock options could be exercised on a cashless basis. Pursuant to the agreement he may not sell any shares of a21’s common stock until June 19, 2007, except that he may sell up to 350,000 shares in a private transaction with a third party. The resignation from our Board of Directors did not result from a disagreement with the Company on any matter relating to our operations, policies, or practices.

The Company terminated its employment of its then Chief Creative Officer on May 25, 2006. Pursuant to the terms of an agreement between the Company and its then Chief Creative Officer, dated June 12, 2006, he agreed that his employment with the Company terminated as of May 25, 2006 and he also resigned from the a21 and SuperStock Board of Directors and from any other positions he held with our subsidiaries. Pursuant to the agreement, we will pay him severance of $120,000, in installments in accordance with our normal payroll practices. In addition, we accelerated the vesting of 62,500 of his unvested shares of restricted stock and 100,000 of his unvested stock options. We agreed that he may exercise all of his vested stock options until the earlier of (i) the date such vested stock options would otherwise have expired by their terms, or (ii) May 25, 2007. In addition, he acknowledged and agreed that all right, title and interest in and to the approximately 1,205 images he photographed while an employee of SuperStock are the sole and exclusive property of the SuperStock. The resignation from our Board of Directors did not result from a disagreement with the Company on any matter relating to our operations, policies, or practices.

[2] Lease commitments

In September 2004, we entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two-year term. The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease. The total lease payments in accordance with the terms of the agreement are $3.5 million. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as a deferred receivable of $553,000 and $541,000 at June 30, 2006 and December 31, 2005, respectively.

In a lease agreement for SuperStock Limited in the UK, we sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, our UK subsidiary would be liable for approximately $90,000 per year under the covenants in the lease in the event the lessee who has sublet the facility is unable to perform under such terms.

[3] Lease Deposit Arrangement

A security deposit is required under the capital lease agreement for our facility in Florida. On April 27, 2006, as part of the financing transaction (see Note J), we also released the $690,000 certificates of deposit (“CDs”), which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease. Upon release of the Ahab CDs, we established replacement CDs held in our name and funded by the proceeds of the $15.5 million financing transaction.

The lease deposits of $750,000 are shown as restricted cash non-current assets as of June 30, 2006.

[4] Settlement:

In connection with the settlement of certain claims made by a stockholder and three of his affiliates against the Company, we agreed to issue 450,000 shares of its common stock in exchange for a general release of all claims such persons may have had against the Company. We have recognized the related value of such shares of $139,000 as a charge to equity payable and other non-operating expense during the three months ended June 30, 2006.

[5] Legal:

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

NOTE N - SUBSEQUENT EVENTS

[1] Reincorporation from Texas to Delaware and Increase in Authorized Common Stock

On June 19, 2006, a21’s Board of Directors approved a merger agreement pursuant to which, among other things, the Company would merge with and into its wholly owned subsidiary, a21,Inc., a Delaware corporation. On June 23, 2006, we obtained the approval of the terms of the merger agreement by a majority of our outstanding shares of common stock. The reincorporation became effective on July 31, 2006.

Our reincorporation in Delaware has not resulted in any change to our business operations or the location of our principal executive offices. The financial condition and results of operations of the surviving corporation immediately after the consummation of the merger were identical to the Company’s immediately prior to the consummation of the merger. In addition, the board of directors of the surviving corporation consists of those persons who were the Company’s directors immediately prior to the merger and individuals serving as executive officers of the Company immediately prior to the merger continue to serve as executive officers of the surviving corporation after the merger.

Pursuant to the reincorporation, the number of the Company’s authorized shares of common stock was increased to 200,000,000 shares of common stock.

[2] Conversion and stock issuance
On July 20, 2006, we issued 600,000 shares of a21 common stock upon the conversion of 200,000 shares of SuperStock Seller Preferred.

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

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties, and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

Through our subsidiary SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries, and private collections and license the visual content to our customers. SuperStock’s customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). SuperStock’s products are sold directly and through a global network of distributors in over 100 countries. SuperStock’s subsidiary Ingram is a UK-based provider of subscription, CD-ROM and individual royalty free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities. Our subsidiary ArtSelect supplies home and office framed and unframed wall décor to retailers, catalogers, membership organizations and consumers through both online and traditional retail and wholesale distribution channels. We are headquartered in Jacksonville, Florida, with other operating and sales offices in Iowa, New York City, and London.

RECENT EVENTS

Convertible Debt Financing

On April 27, 2006, we issued $15.5 million of 5% Senior Secured Convertible Notes to certain investors in consideration for which we received net proceeds of $11.7 million in cash, after the repayment of certain outstanding debt of $3.3 million, payments of $215,000 to retire warrants to purchase 637,500 shares of a21’s common stock, interest due of $216,000, and the payment of a broker’s fee of $100,000. As part of this transaction, we released $690,000 of certificates of deposit (“CDs”), which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our facility in Jacksonville, Florida and replaced the deposit with new CDs from the net proceeds of the financing.

Please refer to our Current Report on Form 8-K dated May 3, 2006 for additional information relating to our Convertible Debt Financing and related transactions.

Acquisition of ArtSelect

On May 16, 2006, we acquired ArtSelect, Inc. ArtSelect supplies home and office framed and unframed wall décor to retailers, catalogers, membership organizations, and consumers through both online and traditional retail and wholesale distribution channels. In consideration, the stockholders of ArtSelect received $4.5 million of cash, $2.35 million in secured notes, and $3.15 million of Preferred Stock. The stockholders of ArtSelect also received warrants to purchase 750,000 shares of a21’s common stock at $1.00 per share (the “Warrants”). Final adjustments will be made to the purchase price after finalization of ArtSelect's closing balance sheet, which is expected to occur by September 30, 2006. The Notes bear interest at 6% per year and mature on the earlier to occur of a change of control and May 15, 2009. The first year of interest on the principal balance of the Notes will be accrued and added to the principal of the Notes. After the first year, interest will be payable quarterly, in arrears. The Notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the Notes are junior to the previously issued Senior Notes). The Warrants expire four years from the closing date of the merger.

Pursuant to an exchange agreement entered into with each of the holders of Preferred Stock, after a21 increased the number of its authorized shares of common stock on July 31, 2006, the Preferred Stock was exchanged for an aggregate of 4,200,000 a21’s common stock at the minimum price per share of $0.75.

Please refer to our Current Report on Form 8-K dated May 19, 2006 for additional information relating to our ArtSelect acquisition and related transactions.

Other Matters

As of May 25, 2006, the employment of Haim Ariav, our former Chief Creative Officer and the Chief Creative Officer and President of SuperStock was terminated. On June 12, 2006, Mr. Ariav resigned as a member of our Board of Directors.

As of June 19, 2006, the employment of Thomas V. Butta, our former President and the Chief Executive Officer of SuperStock, was terminated. On June 29, 2006, Mr. Butta resigned as a member of our Board of Directors.

On June 19, 2006, we appointed Philip N. Garfinkle as our interim President and Chief Operating Officer and SuperStock appointed Mr. Garfinkle its interim President and Chief Operating Officer. Mr. Garfinkle is already a member of our Board of Directors.

On July 31, 2006, we reincorporated, pursuant to which we changed our state of incorporation from Texas to Delaware and increased the number of shares of our authorized capital stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

REVENUES. Revenues were $4.5 million for the three months ended June 30, 2006 compared to $2.3 million for the same prior year period. Approximately 70% of the increase was attributable to the ArtSelect acquisition, which occurred on May 15, 2006, approximately 20% of the increase, was attributable to the Ingram acquisition, which occurred during October 2005, with the balance of the increase attributed to SuperStock.

COST OF REVENUES. Cost of revenues was $1.7 million for the three months ended June 30, 2006 compared to $716,000 the same prior year period. Approximately 70% of the increase was attributable to the ArtSelect acquisition, approximately 10% of the increase was attributable to the Ingram acquisition, with the balance of the increase attributed to SuperStock.

As a percentage of revenues, cost of sales was 38% and 31% for the three months ended June 30, 2006 and 2005, respectively. The increase in cost of sales percentage reflects the weighted impact of higher variable cost for ArtSelect’s raw materials including prints, mats, frames, molding, and packaging material as well as shipping and handling costs. Cost of sales as a percentage of revenues may also vary in any period depending on SuperStock’s relative mix of stock photography distributed that is either licensed from third parties or owned by us.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $3.8 million for the three months ended June 30, 2006 compared to $2.0 million for the same prior year period.

Approximately 45% of the increase was attributable to the ArtSelect acquisition, approximately 15% of the increase was attributable to the Ingram acquisition, approximately 10% of the increase was attributable to the adoption of SFAS 123(R), with the balance of the increase attributed to higher corporate costs including legal and audit incurred to support our corporate governance and regulatory compliance requirements.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Share-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $283,000. In accordance with the modified prospective transition method, our condensed consolidated statement of operations for the three months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $830,000 for the three months ended June 30, 2006 compared to $359,000 for the same prior year period. The increase was primarily attributable to incremental depreciation and amortization expense during the three months ended June 30, 2006 resulting from the ArtSelect and Ingram acquisitions.

INTEREST EXPENSE. Interest expense was was $447,000 for the three months ended June 30, 2006 compared to $332,000 for the same prior year period reflecting higher outstanding debt during the three months ended June 30, 2006 compared to the same prior year period.

WARRANT INCOME. Pursuant to the provisions of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”), during 2005, we recorded the value of certain February 2005 warrants as a current liability, with subsequent changes in fair value to be reflected in the condensed consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to registration rights and because the terms did not include a liquidated damages provision. The decrease in valuation, net of amounts related to the warrants canceled as part of the $15.5 million financing, was $118,000 for the three months ended June 30, 2006 and was recorded as non-operating warrant income.

OTHER (EXPENSE) INCOME, NET. Other expense, net was ($77,000) for the three months ended June 30, 2006 compared to other income, net of $49,000 for the same prior year period. In connection with the settlement of certain claims made by a stockholder and three of his affiliates, we have recognized $139,000 as other expense during the three months ended June 30, 2006.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $2.3 million or $0.03 per share, for the three months ended June 30, 2006 compared to net loss of $985,000, or $0.02 per share, for the same prior year period.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

REVENUES. Revenues were $7.4 million for the six months ended June 30, 2006 compared to $4.6 million for the same prior year period. Approximately 55% of the increase was attributable to the ArtSelect acquisition, approximately 35% of the increase was attributable to the Ingram acquisition, with the balance of the increase attributed to SuperStock.

COST OF REVENUES. Cost of revenues was $2.6 million for the six months ended June 30, 2006 compared to $1.4 million for the same prior year period. Approximately 60% of the increase was attributable to the ArtSelect acquisition, approximately 20% of the increase was attributable to the Ingram acquisition, with the balance of the increase attributed to SuperStock.

As a percentage of revenues, cost of sales was 35% and 31% for the six months ended June 30, 2006 and 2005, respectively. The increase in cost of sales percentage reflects the weighted impact of higher variable cost for ArtSelect’s raw materials and shipping costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $7.0 million for the six months ended June 30, 2006 compared to $3.5 million for the same prior year period.

Approximately 35% of the increase was attributable to the adoption of SFAS 123(R), approximately 25% of the increase was attributable to the ArtSelect acquisition, approximately 15% of the increase was attributable to the Ingram acquisition, with the balance of the increase attributed to higher corporate costs including legal and audit.

Share-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $1.3 million. In accordance with the modified prospective transition method, our condensed consolidated statement of operations for the six months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1.4 million for the six months ended June 30, 2006 compared to $712,000 for the same prior year period. The increase was primarily attributable to incremental depreciation and amortization expense (primarily of intangible assets) during the six months ended June 30, 2006 resulting from the ArtSelect and Ingram acquisitions.

INTEREST EXPENSE. Interest expense was $800,000 for the six months ended June 30, 2006 compared to $729,000 for the same prior year period. Interest expense for the six months ended June 30, 2006 reflects higher outstanding debt during the three months ended June 30, 2006 compared to the same prior year period. Interest expense for the six months ended June 30, 2005 included incremental amortization of finance costs.

WARRANT EXPENSE. Pursuant to the provisions of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”), during 2005, we recorded the value of certain February 2005 warrants as a current liability, with subsequent changes in fair value to be reflected in the condensed consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to registration rights and because the terms did not include a liquidated damages provision. The decrease in valuation, net of amounts related to the warrants canceled as part of the $15.5 million financing, was $147,000 for the six months ended June 30, 2006 and was recorded as non-operating warrant expense.

OTHER EXPENSE, NET. Other expense, net was $91,000 for the six months ended June 30, 2006 compared to other expense, net of $217,000 for the same prior year period. In connection with the settlement of certain claims made by a stockholder and three of his affiliates, we have recognized $139,000 as other expense during the six months ended June 30, 2006. The other expense, net for the six months ended June 30, 2005 includes a $371,000 loss on the extinguishment of the convertible subordinated notes payable.

DEEMED DIVIDEND. On March 6, 2006, we received $1.2 million in connection with the exercise of warrants to purchase 4,000,000 shares of a21’s common stock. In connection with the exercise of the warrants, we set the exercise price of the warrants to $0.30 per unregistered share, which is approximately 10% less than what the exercise price would have been pursuant to the original terms of the warrants, but higher than the minimum $0.25 per unregistered share as stated in the warrant modification agreement. This accommodation was granted by us in order to facilitate the transaction. As a result of the repricing of the warrants, we recorded a deemed dividend of $157,000, increasing the net loss attributed to common stockholders.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $4.8 million or $0.06 per share, for the six months ended June 30, 2006 compared to net loss of $2.0 million, or $0.05 per share, for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had $7.0 million of cash and cash equivalents and working capital of $6.4 million, compared to $1.2 million in cash and cash equivalents and working capital deficit of $946,000 at December 31, 2005. The increase in cash is primarily due to the net proceeds from Convertible Debt Financing offset by the cash used to acquire ArtSelect and cash used in operations during the six months ended June 30, 2006.

Net cash used in operating activities for the six months ended June 30, 2006 was $1.8 million, compared to net cash used in operating activities of $1.2 million for six months ended June 30, 2005. The net cash used in operating activities during the six months ended June 30, 2006 was due primarily to the net loss of $4.7 million adjusted for $1.3 million of stock compensation, $1.4 million for depreciation and amortization, and an increase in accounts payable and accrued expenses of $852,000 offset by an increase of accounts receivable of $418,000 and increase in prepaid expenses and other current assets of $483,000. Net cash used in operating activities in the six months ended June 30, 2005 was due primarily to the net loss of $2.0 million and the increase of accounts receivable of $349,000 adjusted for $712,000 of depreciation and amortization, $371,000 for loss on extinguishment of debt and $369,000 compensation for the issuance of restricted stock.

Net cash used in investing activities for the six months ended June 30, 2006 was $5.9 million, compared to net cash used in investing activities the six months ended June 30, 2005 of $270,000. Net cash used in investing activities for the six months ended June 30, 2006 was primarily due to $4.5 million used as partial consideration of the ArtSelect acquisition and $750,000 used to secure a lease security deposit. Net cash used in investing activities in the six months ended June 30, 2005 was primarily due to investments in building, property, and equipment.

Net cash provided by financing activities for the six months ended June 30, 2006 was $13.6 million, compared to net cash provided by financing activities of $970,000 for the same prior year period. Net cash provided by financing activities for the six months ended June 30, 2006 resulted substantially from the $15.5 million Senior Convertible debt financing offset by repayments of $3.3 million of outstanding debt. In addition, we realized proceeds of $1.2 million during the six months ended June 30, 2006 upon the exercise of stock warrants. Net cash provided by financing activities in the six months ended June 30, 2005 was mainly due to the new $2.3 million senior secured notes payable offset by the retirement of the $1.3 million convertible subordinated notes payable.

We have sustained significant recurring losses and at June 30, 2006 had an accumulated deficit of $18.8 million that raise substantial doubt about our ability to continue as a going concern and as such caused our independent registered public accounting firm to included a going concern explanatory paragraph in their report in connection with their audit of our consolidated financial statements for the year ended December 31, 2005. In addition to cash that we need to fund operations in 2006, we will need to raise cash from equity and debt financings to fund any additional acquisitions. If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern.

On April 27, 2006, we issued $15.5 million of 5% Senior Secured Convertible Notes to certain investors in consideration for which we received net proceeds of $11.7 million in cash, after the repayment of certain outstanding debt of $3.3 million, related interest due of $216,000, payments of $215,000 to retire warrants to purchase 637,500 shares of a21’s common stock, and the payment of a finder’s fee of $100,000. As part of this transaction, we released $690,000 of certificate of deposits (“CDs”), which had been pledged by an investor to secure the letter of credit issued by SuperStock in connection with its capital lease for our headquarters in Jacksonville, Florida and replaced the deposit with new CDs from the net proceeds of the financing.

On May 16, 2006, we acquired ArtSelect, Inc. The stockholders of ArtSelect received consideration including $4.5 million of cash and $2.35 million in secured notes. The Notes bear interest at 6% per year and mature on the earlier to occur of a change of control and May 15, 2009. The first year of interest on the principal balance of the Notes will be accrued and added to the principal of the Notes. After the first year, interest will be payable quarterly, in arrears.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off balance sheet arrangements as of June 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During 2006, we have had a deficiency in our internal controls over financial reporting which constitutes a material weakness in the design or operation of internal controls that could adversely affect our ability to record, process, summarize, and report interim financial data. The material weakness identified pertains specifically to the recording of complex accounting for certain warrants.

Because of the ArtSelect acquisition, we have assumed the respective integration of financial controls and reporting requirements of that subsidiary. We have further enhanced our internal resources and processes around our internal control over financial reporting by adding key staff and documenting financial close and reporting plan process during the period ending June 30, 2006. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Change in State of Organization from Texas to Delaware
On June 19, 2006, a21’s Board of Directors approved a merger agreement pursuant to which, among other things, the Company would merge with and into its wholly owned subsidiary, a21,Inc., a Delaware corporation. On June 23, 2006, we obtained the approval of the terms of the merger agreement by the unanimous written consent of the holders of 40,658,362 shares (or 52.38%) of our outstanding common stock and the reincorporation became effective on July 31, 2006.

Our reincorporation in Delaware has not resulted in any change to our business operations or the location of our principal executive offices. The financial condition and results of operations of the surviving corporation immediately after the consummation of the merger were identical to the Company’s immediately prior to the consummation of the merger. In addition, the board of directors of the surviving corporation consists of those persons who were the Company’s directors immediately prior to the merger and individuals serving as executive officers of the Company immediately prior to the merger continue to serve as executive officers of the surviving corporation after the merger.

Corporate Name and Trading Symbol
Following the merger, we have retained our corporate name “a21, Inc.” Accordingly, our shares continue to trade on the OTC Bulletin Board under the symbol “ATWO”.

Increase in Authorized Capitalization
The Board of Directors has determined that it was in the best interests of the Company and its stockholders to increase the Company’s authorized capitalization. Accordingly, the certificate of incorporation of the surviving corporation provides for an authorized capitalization of 200,000,000 shares of common stock and 100,000 shares of preferred stock.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION
4.1 (1)	Form of Secured Convertible Term Note dated April 27, 2006 by and among a21, SuperStock and each of the persons listed on the Appendix to the Exhibits
4.2 (1)	Registration Rights Agreement dated April 27, 2006 between a21 and Queequeg Partners, LP, as agent
4.3 (2)	Form of Promissory Note dated May 15, 2006 by and among a21, ASI and each of the persons listed on Exhibit I to the Merger Agreement
4.4 (2)	Form of Warrant dated May 15, 2006 between a21 and each of the persons listed on Exhibit I to the Merger Agreement
10.1 (1)	Securities Purchase Agreement dated April 27, 2006 by and among a21, SuperStock, Queequeg Partners, LP and the purchasers named therein
10.2 (1)	Master Security Agreement dated April 27, 2006 by and among a21, SuperStock and Queequeg Partners, LP, as agent
10.3 (2)
Merger Agreement dated May 15, 2006, by and among a21, Inc., AE Acquisition Corp., ArtSelect, Inc., and the common and preferred stockholders of ArtSelect listed on Schedule I thereto and Udi Toledano as stockholder representative

10.4 (2)	Guaranty of a21 in favor of the holders of the Promissory Notes dated May 15, 2006
10.5 (3)	Employment Agreement between a21, Inc. and Philip N. Garfinkle, dated June 27, 2006
31.1	Certification Of Chief Executive Officer Pursuant To Rule 13A-14[A] Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Of Chief Financial Officer Pursuant To Rule 13A-14[A] Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Of Principal Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C.1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1) Incorporated by reference to our Annual Report on Form 8-K dated April 27, 2006.
(2) Incorporated by reference to our Annual Report on Form 8-K dated May 15, 2006.
(3) Incorporated by reference to our Annual Report on Form 8-K dated June 27, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a21, Inc.

Date: August 21, 2006	By: /s/ ALBERT H. PLEUS
Albert H. Pleus Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2006	By: /s/ THOMAS COSTANZA
Thomas Costanza Vice President and Chief Financial Officer (Principal Financial Officer)