Form 10QSB
period 2006-09-30
A21 INC
filed 2006-11-20
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: September 30, 2006

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

There were 85,075,754 shares of a21's common stock outstanding on November 17, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	F-2 - F-3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005	F-4
Condensed Consolidated Statements of Changes in Stockholders Equity and Comprehensive Income for the nine months ended September 30, 2006	F-5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	F-6 - F-8
Notes to Condensed Consolidated Financial Statements	F-9 - F-32
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)	2
ITEM 3. CONTROLS AND PROCEDURES	6

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	7
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8
ITEM 5. OTHER INFORMATION	8
ITEM 6. EXHIBITS	10

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,241	$1,194
Accounts receivable, net allowance for doubtful accounts of $71 and $57	2,684	1,840
Inventory	822	156
Prepaid expenses and other current assets	723	277
Total current assets	10,470	3,467

Property, plant and equipment, net	7,763	7,602
Photo collection, net	1,665	1,715
Goodwill	8,518	2,263
Contracts with photographers, net	771	929
Deferred rent receivable	564	541
Intangible assets, net	6,844	3,882
Restricted cash	750	—
Other	111	115
Total assets	$37,456	$20,514

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, unsecured	$—	$1,050
Accounts payable	2,272	850
Accrued compensation	324	154
Accrued expenses	346	569
Royalties payable	1,355	1,180
Warrant obligation	34	187
Deferred revenue	209	151
Other	131	272
Total current liabilities	4,671	4,413

LONG-TERM LIABILITIES
Senior secured convertible notes payable, net - related party	15,500	—
Secured notes payable, net - related party	2,461	—
Loan payable from sale-leaseback of building, less current portion	7,414	7,438
Senior secured notes payable, net - related party	—	2,316
Other	103	126

Total liabilities	30,149	14,293

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2006	2005
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,254	2,800

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; 100,000 shares authorized; 0 and 14,180 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock; $.001 par value; 200,000,000 and 100,000,000 shares authorized; 86,985,621 and 74,115,012 shares issued and 83,305,846 and 70,435,237 shares outstanding at September 30, 2006 and December 31, 2005, respectively	87	74
Treasury stock (at cost, 3,679,775 shares)	—	—
Additional paid-in capital	24,238	17,583
Deferred compensation	—	(115)
Accumulated deficit	(19,662)	(14,185)
Accumulated other comprehensive income	390	64
Total stockholders' equity	5,053	3,421

Total liabilities and stockholders' equity	$37,456	$20,514

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUE
Licensing revenue	$2,465	$2,025	$7,542	$6,654
Product revenue	3,439	39	5,808	49
TOTAL REVENUE	5,904	2,064	13,350	6,703

COSTS AND EXPENSES
Cost of licensing revenue (excludes related amortization for three months of $383 and $174, nine months of $1.1 million and $522)	735	668	1,660	2,096
Cost of product revenue	1,533	1	3,212	1
Selling, general and administrative	3,461	1,855	10,056	5,079
Depreciation and amortization	789	363	2,222	1,075
TOTAL OPERATING EXPENSES	6,518	2,887	17,150	8,251

OPERATING LOSS	(614)	(823)	(3,800)	(1,548)

Interest expense	(448)	(316)	(1,248)	(1,045)
Warrant income (expense)	29	—	(62)	—
Other expense, net	(9)	(204)	(31)	(717)

NET LOSS	(1,042)	(1,343)	(5,141)	(3,310)

Disproportionate deemed dividends	—	—	(157)	—

Deemed dividend on convertible preferred stock	(336)	—	(336)	—

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,378)	$(1,343)	$(5,634)	$(3,310)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.07)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,692,872	43,216,129	79,226,938	40,496,915

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	PREFERRED STOCK		COMMON STOCK		TREASURY STOCK					ACCUMULATED
	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	TOTAL

Balance at December 31, 2005	14	$—	74,115	$74	(3,680)	$—	$17,583	$(115)	$(14,185)	$64	$3,421

Stock options exercised	—	—	678	1	—	—	100	—	—	—	101
Stock warrants exercised	—	—	4,000	4	—	—	1,196	—	—	—	1,200
Issuance of common stock upon the conversion of preferred stock issued as part of the purchase price of Ingram Publishing Limited	(14)	—	2,523	3	—	—	(3)	—	—	—	—
Stock based compensation	—	—	—	—	—	—	873	—	—	—	873
Stock issuance for brokers’ cost in connection with issuance of Senior Secured Convertible Debt	—	—	107	—	—	—	62	—	—	—	62
Warrants issued in connection with ArtSelect acquisition	—	—	—	—	—	—	375	—	—	—	375
Issuance of common stock upon the conversion of SuperStock Seller Preferred stock	—	—	975	1	—	—	546	—	—	—	547
Reversal of deferred compensation	—	—	—	—	—	—	(115)	115	—	—	—
Cancellation of restricted stock due to executive separation	—	—	(62)	—	—	—	—	—	—	—	—
Issuance of common stock upon the settlement of claims	—	—	450	—	—	—	139	—	—	—	139
Issuance of common stock upon the conversion of preferred stock issued as part of the ArtSelect acquisition	—	—	4,200	4	—	—	3,146		—	—	3,150
Deemed dividend on convertible preferred stock	—	—	—	—	—	—	336	—	(336)	—	—
Net loss	—	—	—	—	—	—	—	—	(5,141)	—	(5,141)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	326	326

Balance at September 30, 2006	—	$—	86,986	$87	(3,680)	$—	$24,238	$—	$(19,662)	$390	$5,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,141)	$(3,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,222	1,075
Amortization of finance costs	35	41
Loss on disposal of equipment	85	16
Change in fair value of warrant obligation	108	—
Gain on exchange of debt for cancelled warrants	(46)	—
Stock based compensation	778	35
Compensation from the prior issuance of variable options	—	28
Compensation from the issuance of restricted stock	95	397
Deferred compensation	—	(189)
Amortization of debt discount	—	106
Loss on extinguishment of debt	—	371
Settlement of claim expense paid with common stock	139	—
Other	34	(15)

Changes in assets and liabilities exclusive of business combinations:
Accounts receivable	(272)	(331)
Prepaid expenses and other current assets	(528)	70
Inventory	91	(96)
Accounts payable and accrued expenses	621	289
Deferred revenue	58	—
Foreign income tax payable	(156)	—
Other	(130)	—
NET CASH USED IN OPERATING ACTIVITIES	(2,007)	(1,513)

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ in thousands)
(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2006	2005

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ArtSelect, net of cash acquired of $231	(4,542)	—
Investment in property, plant and equipment	(470)	(278)
SuperStock earn-out	(206)	—
Investment in photo collection	(353)	(9)
Restricted cash for lease deposit	(750)	(69)
Other	(19)	—
NET CASH USED IN INVESTING ACTIVITIES	(6,340)	(356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured convertible notes payable - related party, net	15,285	—
(Payment) proceeds senior secured notes payable - related party	(2,250)	2,250
Payment of convertible subordinated notes payable	—	(1,250)
Payment of unsecured notes payable	(1,050)	—
Net proceeds from the exercise of stock options	100	—
Net proceeds from the exercise of stock warrants	1,200	—
Proceeds from the issuance of common stock	—	1,204
Payment of promissory note payable	(33)	(33)
Other	111	23
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,363	2,194

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALANTS	31	115
NET INCREASE IN CASH	5,047	440
CASH AND CASH EQUIVALANTS AT BEGINNING OF PERIOD	1,194	717

CASH AND CASH EQUIVALANTS AT END OF PERIOD	$6,241	$1,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid	$178	$—
Income taxes refunded	—	(108)
Interest paid	963	769

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of convertible preferred stock as part of ArtSelect acquisition, which was converted into common stock	$3,150	$—
Issuance of senior secured note payable as part of ArtSelect acquisition	2,407	—
Issuance of warrants as part of ArtSelect acquisition	375	—
Conversion of SuperStock Seller Preferred stock into common stock	573	—
Issuance of common stock for financing costs	62	—
Issuance of senior convertible debt in exchange for cancellation of warrants	215	—
Deferred compensation	—	397
Debt discount recorded for issuance of warrants in connection with notes payable	—	17
Accrued purchase price payable	199	105
Deemed dividend on convertible preferred stock	336	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - FINANCIAL STATEMENT PRESENTATION AND THE DESCRIPTION OF BUSINESS

The unaudited condensed consolidated financial statements of a21, Inc. (“a21”, “the Company”, “we”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly a21’s financial position at September 30, 2006, and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our amended annual report on Form 10-KSB/A for the year ended December 31, 2005 filed with the SEC.

a21, Inc. was incorporated in the State of Texas in October 1998, under the name Saratoga Holdings I, Inc. In February 2004, we completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc. In October 2005, we completed the acquisition of all of the outstanding stock of Ingram Publishing Limited, and in May 2006, we completed the acquisition of ArtSelect, Inc. through the merger of a wholly owned subsidiary into ArtSelect. On July 31, 2006, we changed our state of incorporation from Texas to Delaware.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of presentation / Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We have sustained significant recurring losses and at September 30, 2006 had an accumulated deficit of $19.7 million that raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included a going concern explanatory paragraph in their report in connection with their audit of our consolidated financial statements for the year ended December 31, 2005. We will need to raise cash from equity and debt financings to fund any additional acquisitions, and may need to raise cash in such manner to fund our operations. If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern. See Note J describing the $15.5 million financing completed in April 2006. At September 30, 2006, we had cash of $6.2 million and working capital of $5.8 million.

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

[2] Principles of consolidation:

The condensed consolidated financial statements include all of our accounts including our primary operating subsidiaries, SuperStock (U.S.), ArtSelect (U.S.) (acquired on May 15, 2006), and SuperStock Limited (UK), which includes Ingram Publishing (acquired during October 2005). The minority interest in the consolidated balance sheets at September 30, 2006 and December 31, 2005 represents the interest of the holders of preferred shares of SuperStock (“SuperStock Seller Preferred”), which are exchangeable into common shares of a21, Inc. All significant intercompany balances and transactions have been eliminated.

[3] Revenue recognition:

Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered.

Licensing fee revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at our share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and we record the remaining license fee as revenue. We also sell subscriptions of certain images for terms ranging from one to twelve months. Subscription revenue is recognized over the respective term of the subscription agreement and, accordingly, $209,000 and $151,000 is recorded as deferred revenue as of September 30, 2006 and December 31, 2005, respectively.

Revenue from product sales is recognized when the product is shipped and title is transferred to the customer. Revenue sold via ArtSelect’s website and/or related sub-domains is recognized on a gross basis. Revenue sold through customers’ distribution channels is recognized net of related costs. We base our estimates for sales returns on historical experience.

[4] Cost of revenue:

Cost of licensing fee revenue reflects royalties on revenue generated from images licensed under contracts with photographers. Royalties are expensed in the period that they are incurred. Cost of revenue excludes amortization of revenue generating assets. Cost of product sales reflects payments made to suppliers of art content, framing materials, and shipment and handling costs.

[5] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The recoverability of the carrying values of long-lived assets, including goodwill and identifiable intangible assets represent sensitive estimates subject to change.

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

[7] Cash and cash equivalents:

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2006 and December 31, 2005, we had no investments with maturities greater than three months. We are required to maintain a security deposit in accordance with our lease agreement for the SuperStock facility. Cash as of September 30, 2006 and December 31, 2005 excludes the certificate of deposits pledged as security deposit. This consists of restricted cash funded by us to secure a letter of credit in the amount of $750,000 at September 30, 2006, and $690,000 pledged by stockholders at December 31, 2005.

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

[9] Inventory:

Inventory is valued at the lower of cost or market and is determined on the first-in, first-out (FIFO) basis. Inventories include raw materials and finished goods. Raw materials include prints, mats, frames, molding, and packaging material. Finished goods consist of pre-framed art and compact disk products produced for resale. The requirements for any provisions of estimated losses for obsolete, excess, or slow-moving inventories are reviewed periodically. At September 30, 2006, inventory has been reduced by a total of $104,000, including a provision of slow moving SuperStock compact disk products of $89,000 recorded during the nine months ended September 30, 2006, classified as a cost of revenues in the consolidated statement of operations.

[10] Deferred Rent Receivable

During 2004, we entered into an agreement to sublease a significant portion of our headquarters and SuperStock facility for a term of six years with an option to renew for an additional two-year term. Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases”, requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, we recognize total contractual minimum lease payments, including scheduled rent increases, as rental income evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due are reported as a long-term receivable. We monitor this asset for collection risk and will establish reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from our expectations.

[11] Defined Contribution Employee Benefit Plan

We maintain defined contribution retirement plans pursuant to Section 401(k) of the Internal Revenue Code (the Plan), in which U.S. employees at least 21 years of age may participate after completing six months of service. Eligible employees may contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limitations. The Company may match employee contributions on a discretionary basis. No company match was made during 2006 and 2005.

[12] Foreign Currency:

We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. We translate revenue and expenses at the monthly average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains and losses, which are denominated in currency other than a subsidiary’s local currency and remeasured in the subsidiary’s local currency, are recognized in the condensed consolidated statements of operations.

[13] Land and building and property and equipment and depreciation:

The land and building in Jacksonville, Florida with our SuperStock and corporate offices were sold and leased back in a SuperStock transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease. Property and equipment consisting of furniture, fixtures and equipment, photography and computer equipment, and software are recorded at cost. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated lives of furniture, fixtures, and equipment being 7 years, photography and computer equipment ranging from 5 to 7 years, and software ranging from 3 to 5 years.

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

Contracts with photographers have an average life of ten years including those that are automatically renewable. Amortization of the photographer’s contracts is based on projected revenues expected to be generated over the estimated average ten-year life of the underlying images covered by the respective contracts.

[15] Goodwill and intangible assets:

We last performed our annual goodwill impairment test as of October 1, 2005 and determined there was not impairment as of that date. We are currently in the process of performing our annual goodwill impairment test as of October 1, 2006. (See Note F)

Intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS 144 (as defined below). Intangible assets with definite lives are amortized using the straight-line method over their expected useful life. (See Note F)

[16] Long-lived assets:

We evaluate our long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our consideration of SFAS 144 involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted-average cost of capital, and our future financial performance. No impairment charges have been incurred for the three and nine months ended September 30, 2006 and 2005.

[17] Other expense, net:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2006	2005	2006	2005

Currency transaction (loss) gain	$(42)	$(10)	$52	$(115)
Loss on extinguishment of debt	—	—	—	(371)
Expense from foreign sales tax credit	(48)	(34)	(119)	(75)
Interest Income	102	8	113	33
Other	(21)	(168)	(77)	(189)
	$(9)	$(204)	$(31)	$(717)

[18] Income taxes:

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from offsetting the net operating loss against loss and tax credit carryforwards against taxable income, if any. We established a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The difference in basis of the investment in foreign subsidiary relates to goodwill which is a temporary difference.

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

For the three and nine months ended September 30, 2006 and 2005, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 15,832,677and 33,142,590 outstanding stock options and warrants as of September 30, 2006 and 2005, respectively, would have been antidilutive.

For the three and nine months ended September 30, 2006 and 2005, respectively, 4,025,139 and 5,000,151 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred have also been excluded from the weighted average shares outstanding due to their anitdilutive effect.

[20] Reclassifications:

Certain reclassifications have been made to the 2005 period financial statements to conform to the 2006 period presentation.

[21] Comprehensive Income (Loss) and Accumulated Other Comprehensive Income:

Accumulated other comprehensive income consists of net unrealized foreign currency translation adjustments and is presented in the condensed consolidated balance sheets as a component of stockholders’ equity.

Comprehensive income (loss) was as follows:

($ in thousands, except per share amounts)	Nine months ended September 30,
	2006	2005
Net loss	$(5,197)	$(3,310)

Foreign currency translation adjustments	326	115

Total comprehensive income (loss)	$(4,871)	$(3,195)

[22] Share based payments:

We have a 2005 Stock Option Plan and a 2002 Stock Option Plan, which are described in our consolidated financial statements for the year ended December 31, 2005 filed on Form 10-KSB/A. Prior to January 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, no compensation cost was recognized for options granted to employees and directors at exercise prices, which equaled or exceeded the market price of our Common Stock at the date of grant. In addition, for certain options with modifications of terms which resulted in variable accounting, compensation cost was recognized by marking the option’s value to market at each reporting period. Stock-based employee compensation cost (benefit) was recognized as a component of selling, general and administrative expense in the Statement of Operations. For the three and nine months ended September 30, 2005, stock-based compensation expensed for employees was $28,000.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under that transition method, employee compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss and loss before income taxes for the three and nine months ended September 30, 2006, is approximately $84,000 and $778,000 higher, respectively, than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes due to the valuation allowance for our U.S. deferred tax assets due to our lack of operating history. Total compensation cost for share based payment arrangements recognized for the three and nine month periods ended September 30, 2006 was $92,000 and $873,000, respectively. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the three and nine months ended September 30, 2005 (unaudited):

$ in thousands, except per share amounts	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss	$(1,343)	$(3,310)
Stock based employee compensation included in net loss	28	28
Less: Stock-based employee compensation using the fair value method	(27)	(88)

Pro forma net loss	$(1,342)	$(3,370)

Loss per share - basic and diluted
As reported	$(0.03)	$(0.08)
Pro forma	$(0.03)	$(0.08)

The above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three and nine months ended September 30, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair-value method for such periods. The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. The following weighted average assumptions were used for stock options granted during the three and nine months ended September 30, 2005: no annual dividends; expected volatility of 80%; risk free interest rate of 3.00%, and expected life of 5 years.

As a result of the February 9, 2006 stockholder approval of our 2005 Stock Plan, although the exercise price of $0.30 was greater than the prevailing market price of the underlying common stock when originally granted during 2005, for GAAP purposes the grant date used to measure fair value of 4,108,060 stock options valued at $1.0 million was the February 9, 2006 stockholder approval date, at which time the market price of the underlying common stock was $0.37. The weighted-average grant-date fair value of these option grants was $0.25 per share. The weighted average fair value of all options granted during the nine months ended September 30, 2006 was $0.31 per share. The fair value of options granted is estimated using the Black-Scholes option pricing model. The following assumptions were used for stock options granted during the three and nine months ended September 30, 2006, respectively: no annual dividends; expected volatility ranging from 80% to 117%; risk free interest rate ranging from 3.01% to 4.00%; expected life ranging from 3.06 to 5 years. Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for the most recent two years. We believe this method produces an estimate that is representative of our expectations of the future volatility over the expected term of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based upon share option exercises, pre and post vesting terminations and share option term expiration. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.

During May and June 2006, we modified and accelerated the vesting for 200,000 stock options held by certain former executives as part of their separation agreements with the Company. The fair value of the modifications of $70,000 has been recognized as incremental compensation expense during the nine months ended September 30, 2006, which is included in the $873,000 of total compensation cost discussed above.

SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. We have estimated our forfeitures to be 5% based primarily on our historical forfeiture rate.

Additional information relative to our employee options outstanding at September 30, 2006 is summarized as follows (unaudited):

The following summarizes our stock option activity for the nine months ended September 30, 2006:

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2005	4,547,623	$0.32

Granted	5,658,060	$0.39
Exercised	(1,302,850)	$0.23
Forfeited	(427,788)	$0.30
Cancelled	(66,668)	$0.15
Balance, September 30, 2006	8,408,377	$0.39

Exercisable, December 31, 2005	4,547,623	$0.32

Exercisable, September 30, 2006	6,190,691	$0.33

The 1,302,850 options exercised include certain shares exercised on a cashless basis, resulting in the issuance of 678,447 common shares.

The following table summarizes information about stock options outstanding at September 30, 2006:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable

$0.15	54,167	1/2 year	54,167
$0.25	1,256,500	1 year	1,256,500
$0.30	5,107,710	3 years	4,413,774
$0.34	165,000	4 1/2 years	41,250
$0.46	425,000	5 years	25,000
$0.50	160,000	1/2 year	160,000
$0.65	850,000	5 years	—
$0.83	150,000	4 1/2 years	—
$1.00	120,000	1/2 year	120,000
$1.50	120,000	1/2 year	120,000
	8,408,377	3 years	6,190,691

The aggregate intrinsic value of options outstanding and exercisable was $32,000. This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $371,000.

Prior to January 1, 2006 the Company had granted 3,190,000 non-plan restricted shares to certain members of management that included 838,750 shares not fully vested as of that date. During the nine months ended September 30, 2006, 714,375 of such shares vested and the fair value of the vested shares of $8,000 and $95,000 has been recognized as compensation expense during the three and nine months ended September 30, 2006, respectively. The following is a summary of the status of and changes to the Company’s non-vested shares as of and for the nine months ended September 30, 2006:

	Non-vested Shares	Weighted Average Grant-Date Fair Value

Balance, December 31, 2005	838,750	$0.14

Granted	—	$—
Vested	(714,375)	$0.13
Forfeited	(62,500)	$0.12
Balance, September 30, 2006	61,875	$0.19

At September 30, 2006, there was $738,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements, including options and restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $873,000.

In connection with our adoption of SFAS 123(R) during 2006, we previously recognized stock compensation expense during the three months ended March 31, 2006 and June 30, 2006 as if all option grants were fully vested at grant date rather than over the requisite service (vesting) period as proscribed by SFAS 123(R). Therefore, we will amend our Form 10-QSB for the periods ending March 31, 2006 and June 30, 2006, as soon as practical after the filing of this Form 10-QSB, to reflect the resulting adjustments to stock based compensation expense in the periods presented below. Such adjustments have been reflected in our stock based compensation for the three and nine month periods ended September 30, 2006.

The following table illustrates the effect on net loss and loss per share of recognizing stock based compensation expense over the vesting period:

$ in thousands, except per share amounts	Three months ended March 31, 2006	Three months ended June 30, 2006	Six months ended June 30, 2006
Net loss, as previously reported	$(2,573)	$(2,270)	$(4,843)
Stock based employee compensation, as previously reported	(1,051)	(259)	(1,310)
Stock based employee compensation, as restated	(621)	(158)	(779)
Net stock based employee compensation adjustment	430	101	531
Net loss, as restated	(2,143)	(2,169)	(4,312)
Basic and diluted loss per share, as previously reported	$(0.04)	$(0.03)	$(0.06)
Basic and diluted loss per share, as restated	$(0.03)	$(0.03)	$(0.06)

[23] Advertising

Advertising expenses were $93,000 and $278,000 for the three months ended September 30, 2006 and 2005, respectively. Advertising expenses of $486,000 and $631,000 were expensed for the nine months ended September 30, 2006 and 2005, respectively. Advertising costs are charged to expense as incurred.

[24] Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, the adoption of FIN 48 will have on our financial position, results of operations or disclosures.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income was misstated ("rollover method") or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated ("iron curtain method"). The guidance provided by SAB 108 requires both methods to be used in evaluating materiality. We are currently evaluating the method we will use and the effect, if any, the adoption of SAB 108 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

NOTE C - ACQUISITIONS

On May 16, 2006, we acquired ArtSelect, Inc. ArtSelect supplies home and office framed and unframed wall décor to retailers, catalogers, membership organizations, and consumers through both online and traditional retail and wholesale distribution channels. The primary reason for the acquisition of ArtSelect was that it provided us with technology, business partners, and infrastructure to sell framed imagery.

In consideration, the stockholders of ArtSelect received $4.5 million of cash, $2.4 million in secured notes, and 10,000 shares of a21 convertible preferred stock valued at $3.15 million. The selling stockholders of ArtSelect also received warrants to purchase 750,000 shares of a21’s common stock at $1.00 per share valued at $0.50 per share or $375,000. We have also incurred approximately $214,000 in related transaction costs, which have been recorded as part of the purchase price.

($ in thousands)
Cash	$4,500
Convertible preferred stock	3,150
Seller secured notes	2,407
Warrants	375
Capitalized transaction costs	214
$10,646

The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes will be accrued and added to the principal of the notes. After the first year, interest will be payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Secured Notes described in Note J).

The value of the convertible preferred stock was determined using the as-if converted value of $3.15 million. On May 16, 2006, the holders of convertible preferred stock elected to exchange all of the convertible preferred stock for an aggregate of 4,200,000 shares of a21’s common stock at the minimum conversion price of $0.75 per share. Pursuant to the terms of the exchange agreement with such holders, the exchange stock was issued by a21 in August 2006 after we reincorporated in Delaware, pursuant to which a21 increased the number of authorized shares of its common stock in part to accommodate such exchange.

The Warrants expire four years from the closing date of the acquisition. The fair value of the warrants has been determined using a Black-Scholes model by applying the following assumptions: risk-free interest rate, 4.9%; volatility, 129%; underlying stock price, $0.64; exercise price, $1.00; term, 4 years.

The aggregate purchase price was approximately $10.6 million. The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the date of acquisition, which are subject to adjustments to reflect the final purchase price allocation.

($ in thousands)
Tangible assets	$1,854
Identifiable intangible assets	3,820
Goodwill	5,899
Liabilities assumed	(927)
$10,646

PROFORMA EFFECT OF ACQUISITIONS

As previously disclosed in our Form 10-KSB/A filed for the year ended December 31, 2005, in October 2005, the Company’s UK-based SuperStock Limited subsidiary completed the acquisition of all of the outstanding stock of Ingram Publishing Limited (“Ingram”) from its stockholders.

The results of operations of ArtSelect and Ingram have been included in the consolidated financial statements of the Company since May 16, 2006 and October 12, 2005, respectively. The unaudited proforma information below presents the results of operations as if the acquisitions of ArtSelect and Ingram had occurred on the first day of the periods presented. The unaudited proforma information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the combined companies had these events occurred at the beginning of the period presented nor is it indicative of future results:

($ in thousands, except per share amounts)	Nine months ended September 30,
	2006	2005
Total revenue	$17,944	$15,507

Net loss	(5,875)	(3,156)

Net loss per share, basic and diluted	$(0.07)	$(0.10)
Proforma weighted average number of common shares outstanding, basic and diluted	79,226,938	40,496,915

NOTE D - INVENTORY

The major components of inventory are summarized as follows:

($ in thousands)	September 30, 2006	December 31, 2005

Framed art raw materials	537	—
Framed art finished goods	181	—
Compact disk product	104	156
	$822	$156

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are summarized as follows:

($ in thousands)	September 30, 2006	December 31, 2005

Land and building	7,768	7,768
Office equipment and furnishings	760	375
Technology equipment	474	430
Software	363	147
Less: Accumulated depreciation	(1,602)	(1,118)
	$7,763	$7,602

Land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease.

Depreciation expense was $161,000 and $164,000 for the three months ended September 30, 2006 and 2005, respectively. Depreciation expense was $487,000 and $498,000 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is comprised of $5.9 million of goodwill associated with the acquisition of ArtSelect, $1.4 million of goodwill associated with the acquisition of SuperStock, and $1.2 million of goodwill associated with the acquisition of Ingram.

($ in thousands)
Goodwill at December 31, 2005	$2,263
SuperStock earn-out	200
Cumulative foreign currency translation of Ingram goodwill	156
ArtSelect goodwill	5,899
Goodwill at September 30, 2006	$8,518

Identifiable intangible assets, net of amortization at September 30, 2006 are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation	Net	Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(75)	$—	$41	48
Ingram license agreements	2,440	(488)	141	2,093	60
Ingram non-compete agreements	790	(263)	38	565	36
Ingram customer relationships	420	(140)	20	300	36
Ingram distribution agreements	270	(90)	13	193	36
Ingram trademark	220	(110)	8	118	24
ArtSelect intangible assets *	3,820	(286)	—	3,534	60
Intangible assets	$8,076	$(1,452)	$220	$6,844

* - preliminary estimate; completion of final valuation and purchase accounting adjustments are expected to be finalized by December 31, 2006. We estimate the most significant ArtSelect other intangible asset to be customer relationships.

Amortization expense during the three months ended September 30, 2006 and 2005 totaled $417,000 and $7,000, respectively. Amortization expense during the nine months ended September 30, 2006 and 2005 totaled $1.1 million and $22,000, respectively.

Approximate remaining annual amortization expense is as follows for each of the following years: 2006: $442,000, 2007: $1.8 million, 2008: $1.6 million, 2009: $1.3 million, and 2010: $1.1 million.

($ in thousands)
Intangible assets, net at December 31, 2005	$3,882
Cumulative foreign currency translation	269
ArtSelect intangible assets	3,820
Amortization expense	(1,127)
Intangible assets, net at September 30, 2006	$6,844

NOTE G - PHOTO COLLECTION AND CONTRACTS WITH PHOTOGRAPHERS

The gross book value of our photo collection as of September 30, 2006 and December 31, 2005 was $3.0 million and $2.6 million, respectively. The book value of the photo collection, net of accumulated amortization was $1.7 million at September 30, 2006 and December 31, 2005, respectively. Amortization expense was $139,000 and $123,000 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense was $394,000 and $368,000 for the nine months ended September 30, 2006 and 2005, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2006: $137,000, 2007: $579,000, 2008: $185,000, 2009: $105,000, and 2010: $66,000.

The gross book value of contracts with photographers as of September 30, 2006 and December 31, 2005, were $1.3 million. The book value of contracts with photographers, net of accumulated amortization was $771,000 and $929,000 as of September 30, 2006 and December 31, 2005, respectively. Amortization expense was $53,000 and $51,000 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense was $157,000 and $154,000 for the nine months ended September 30, 2006 and 2005, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2006: $53,000, 2007: $208,000, 2008: $169,000, 2009: $124,000, and 2010: $61,000.

NOTE H - MINORITY INTEREST

Minority interest represents 1,341,713 shares of SuperStock Seller Preferred held by the former owners of SuperStock at September 30, 2006, which is exchangeable for 4,025,139 shares of a21’s common stock. The SuperStock Seller Preferred has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except a liquidation preference. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $3.4 million or 14% of the total liquidation distributions after creditors. The minority interest is valued as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

On June 30, 2006, we issued 375,012 shares of a21 common stock upon the conversion of 125,004 shares of the preferred stock of SuperStock, Inc. and on July 20, 2006, we issued 600,000 shares of a21 common stock upon the conversion of 200,000 shares of the preferred stock of SuperStock, Inc.

NOTE I - OPERATING SEGMENTS

Effective with the ArtSelect acquisition during May 2006, we operate in the following segments: Corporate, SuperStock, and ArtSelect. No customer represented 10% or more of our total revenue in the periods presented.

83% and 79% of our total revenues were based domestically in the U.S. for the three and nine months ended September 30, 2006, respectively. 85% and 71% of our total assets were based domestically in the U.S. as of September 30, 2006 and December 31, 2005, respectively.

The following table presents information about our segment activity as of September 30, 2006 and 2005 and for the three and nine months then ended:

($ in thousands)
Three months ended September 30, 2006	Corporate	SuperStock	ArtSelect	Total

Revenue	$—	$2,985	$2,919	$5,904

Segment operating loss	(563)	(178)	127	(614)

Segment total assets	580	25,219	11,657	37,456

Segment long-lived assets	—	15,798	9,763	25,561

Three months ended September 30, 2005	Corporate	SuperStock	ArtSelect	Total

Revenue	—	2,064	—	2,064

Segment operating loss	(420)	(403)	—	(823)

Segment total assets	648	15,012	—	15,660

Segment long-lived assets	2	11,606	—	11,608

Nine months ended September 30, 2006	Corporate	SuperStock	ArtSelect	Total

Revenue	—	8,943	4,407	13,350

Segment operating loss	(2,346)	(1,516)	62	(3,800)

Nine months ended September 30, 2005	Corporate	SuperStock	ArtSelect	Total

Revenue	—	6,703	—	6,703

Segment operating loss	$(799)	$(749)	—	$(1,548)

The SuperStock segment information for the three and nine months ended September 30, 2006 includes $505,000 and $1.5 million, respectively, of revenue and $441,000 of accounts receivable attributable to foreign distributors.

The SuperStock segment information for the three and nine months ended September 30, 2005, respectively, includes $441,000 and $1,341,000 of revenue and $369,000 of accounts receivable attributable to foreign distributors.

The SuperStock segment information reflects the operation of foreign subsidiaries.

NOTE J - DEBT FINANCINGS

$15.5 Million Senior Secured Convertible Notes

During April 2006, we entered into a securities purchase agreement (“Purchase Agreement”) with certain purchasers and Queequeg Partners, LP, as agent (“Agent”), whereby we issued $15.5 million of 5% Senior Secured Convertible Notes (“Senior Convertible Notes”) in consideration for which we received net proceeds of $11.7 million in cash, after the repayment of certain outstanding debt of $3.3 million, exchange of Notes totaling $215,000 to retire warrants to purchase 637,500 shares of a21’s common stock, repayment of total interest due of $216,000, and the payment of a finder’s fee of $100,000. Queequeg Partners L.P. and Queequeg, Ltd. (each of which are affiliated with Ahab Capital Management, Inc., which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006) (collectively “Ahab”), and StarVest Partners, LP (“StarVest”), which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006, purchased a portion of the Notes sold in this transaction. As part of this transaction, we released $690,000 of certificate of deposits (“CDs”), which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our facility in Jacksonville, Florida and replaced the deposit with new CDs from the net proceeds of the financing.

The Senior Convertible Notes are secured by substantially all of our assets and are convertible into 23,846,154 of a21’s common stock at a minimum conversion price of $0.65 per share, subject to adjustment as provided in the Senior Convertible Notes. In addition, the conversion price of the Senior Convertible Notes may be adjusted based on a weighted average anti-dilution formula in the event of issuances of a21’s common stock at a price per share below $0.65. The minimum conversion price is set at $0.50 per share on a diluted basis. No such conversion price resets have occurred from issuance through September 30, 2006. The interest on the Senior Convertible Notes is payable quarterly in arrears, and the principal will be due and payable on March 31, 2011. If the 45-day volume weighted average price of a21’s common stock equals or exceeds $1 per share, the Senior Convertible Notes will automatically be converted into a21’s common stock under certain conditions.

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

Pursuant to the terms of the Purchase Agreement, for so long as StarVest beneficially owns at least 8,000,000 shares of a21’s common stock, StarVest has the right to name a designee to our Board of Directors. In addition, for so long as at least 40% of the aggregate principal amount of the Senior Convertible Notes is outstanding, we may not, without the prior written consent of the Agent, engage in certain activities or transactions, including, but not limited to, declaring dividends, liquidating, dissolving, effecting a reorganization or change of control, or incurring certain indebtedness. The Purchase Agreement also provides that the purchasers have a pro-rata “first right of refusal” to provide up to 25% of the amount of any additional financing the amount of which will be in excess of $2.0 million.

We also entered into a Registration Rights Agreement dated April 27, 2006, between a21 and the Agent, on its own behalf and on behalf of the holders of the Senior Convertible Notes. Pursuant to the Registration Rights Agreement, if the SEC has not declared effective a registration statement for the sale of the underlying shares of a21’s common stock by January 22, 2007, we will be obligated to pay the holder of the Senior Convertible Notes liquidated damages as provided in the Registration Rights Agreement up to a maximum of 24% of the proceeds of the Senior Convertible Notes.

We evaluated the terms of the Senior Convertible Notes to determine whether at issuance the conversion feature should be separated and measured at fair value under SFAS No. 133 “Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The instrument should not be accounted for as “conventional convertible debt”, as defined EITF 00-19, as a result of the conversion price reset provisions described above. We determined that the embedded conversion feature is not required to be separated and accounted for as a liability or equity. With respect to the registration rights and the liquidated damages described above, we have determined that a discount on an unregistered share of the Company’s common stock subject to the registration rights agreement associated with the Senior Convertible Notes would exceed the liquidated damages.

As a result, we further evaluated whether the Senior Convertible Notes contained a beneficial conversion feature to be accounted for under EITF Issue No. 98-5 “Accounting for Convertible securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. At the commitment date of the Senior Convertible Notes, as defined, the initial conversion price of $0.65 per share exceeded the quoted market price of the Company’s common stock, therefore at issuance the embedded conversion feature was not beneficial.

In connection with the transactions described above, we repaid the $2.25 million 12% Senior Secured Note, dated as of February 22, 2005 and the $1.05 million 12% unsecured promissory notes dated February 29, 2004, and the interest due under these notes of $184,000 was paid on April 27, 2006 using a portion of the proceeds from the issuance of the Senior Convertible Notes equal to the full amount of the principal and interest due.

In connection with the repayment of the indebtedness described above, the following common stock purchase warrant agreements were terminated: Warrants expiring on February 21, 2007, granting the right to purchase 300,000 shares of a21’s common stock, at an exercise price of $0.188 per share, which was issued in connection with certain repaid Notes; and Warrants expiring on February 21, 2007, granting the right to purchase 337,500 shares of a21’s common stock, at an exercise price of $0.377 per share, which were also issued in connection with certain Notes. These Warrants, which had a fair value of approximately $261,000 on April 27, 2006, were returned to us and canceled in consideration of us issuing a portion of the Senior Convertible Notes in the aggregate principal amount equal to $215,000 (which is equal to the product of (i) the difference between the closing market price of a21’s common stock on March 30, 2006 ($0.62) and the exercise price of the warrants, and (ii) the number of shares of a21’s common stock issuable upon exercise of the warrants). The difference between the fair value of the warrants received and the amount of the Senior Convertible Notes issued, of approximately $46,000, is included as a reduction of warrant expense in our consolidated statement of operations for the nine months ended September 30, 2006.

Secured Notes - ArtSelect Sellers

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received $2.4 million in secured notes. The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes will be accrued and added to the principal of the notes. After the first year, interest will be payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Convertible Notes described above). The $2.5 million balance, including accrued interest, recorded on our condensed consolidated balance sheet at September 30, 2006 is included in the caption “Secured notes payable, net- related party”.

Warrant Liability

Pursuant to the provisions of EITF 00-19, we recorded the value of certain warrants as a current liability, with subsequent changes in fair value to be reflected in the consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to respective registration rights agreement. As of September 30, 2006 and December 31, 2005, the warrants were valued at $34,000 and $187,000, respectively. The change in valuation for the nine months ended September 30, 2006 was an expense of $108,000. This expense was offset by the $46,000 of income resulting from the cancellation of warrants valued at $261,000 exchanged for Senior Convertible Notes of $215,000, as described above , resulting in non-operating warrant income (expense) of $29,000 and ($62,000) for the three and nine months ended September 30, 2006.

NOTE K - LOAN PAYABLE ON BUILDING

During September 2004, we completed the sale and leaseback of the land and an approximately 73,000 square foot building in which our headquarters is located in Jacksonville, Florida. The facility was sold for $7.7 million and resulted in net proceeds of $7.5 million, of which $4.0 million was used to repay a bank note that was secured by a first mortgage on the facility and $1.6 million was used to repay other indebtedness to the selling stockholders of SuperStock. The building was leased back for a term of twenty years. The lease provides us with two five-year renewal options at specified payments.

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

The following table summarizes our annual maturities under the loan payable on building:

($ in thousands)
2006	$6
2007	35
2008	55
2009	80
2010	110
Thereafter	7,158
7,444
Less: Current Portion	(30)
Long Term Portion	$7,414

The current portion of the loan payable is included in other current liabilities.

NOTE L - CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

[1] Common and Preferred stock:

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

Pursuant to the reincorporation, the number of the Company’s authorized shares of common stock was increased to 200,000,000 shares.

We are authorized to issue 100,000 shares of $.001 par value preferred stock having rights, preferences, and privileges which may be determined by our Board of Directors.

On March 6, 2006, we received $1.2 million in connection with the exercise of warrants to purchase 4,000,000 shares of a21’s common stock held by one of a21’s significant stockholders. The stockholder previously acquired the warrants from another of our significant stockholders, through a prior transaction. In connection with the exercise of the warrants, we set the exercise price of the warrants to $0.30 per unregistered share, which was approximately 10% less than what the exercise price would have been pursuant to the original terms of the warrants, but higher than the minimum $0.25 per unregistered share as stated in the warrant modification agreement. This accommodation was granted by us in order to facilitate the transaction. As a result of the repricing of the warrants, we recorded a deemed dividend of $157,000, increasing the net loss attributed to common stockholders.

In partial consideration for the acquisition of the outstanding stock of Ingram, the stockholders of Ingram also received 14,480 shares of a21’s preferred stock. On March 14, 2006, we issued 2,522,648 shares of a21 common stock upon the conversion of the preferred stock by the holders thereof. The preferred shares were converted into a21 common stock at a price per share of the a21 common stock of $0.574, the average of the closing price of the a21’s common stock for the 20 trading day period ending on March 13, 2006. At September 30, 2006 and December 31, 2005, there were none and 14,480 shares of preferred stock issued and outstanding, respectively.

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received 10,000 shares of a21 convertible preferred stock valued at $3.15 million. The convertible preferred stock fair value was determined using the as-if converted value of $3.15 million. On May 16, 2006, the holders of convertible preferred stock elected to exchange all of the convertible preferred stock for an aggregate of 4,200,000 shares of a21’s common stock at a per share price of $0.75. Pursuant to the terms of the exchange agreement with such holders, the exchange stock was issued by a21 during August 2006 after the Company reincorporated in Delaware, and, in connection therewith, increased the number of authorized shares of its common stock, in part, to accommodate such exchange. The trading price of a21's common stock was $0.83 at the closing date of the ArtSelect acquisition, which was the commitment date of the convertible preferred stock, compared to the conversion price of $0.75 per share, resulting in a beneficial conversion value of $336,000 on the May 16, 2006 acquisition date. The conversion was contingent on the increase in authorized shares which subsequently occurred on July 31, 2006. As a result, we have recorded a deemed dividend on the conversion value of the preferred stock for the three months ended September 30, 2006 as a increase to additional paid in capital and a charge retained earnings for $336.000.

On June 30, 2006, we issued 375,012 shares of a21 common stock upon the conversion of 125,004 shares of SuperStock Seller Preferred with a respective adjustment to equity of $210,000 representing the allocable, original fair value of the SuperStock Seller Preferred as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition. On July 20, 2006, we issued 600,000 shares of a21 common stock upon the conversion of 200,000 shares of the SuperStock Seller Preferred with a respective adjustment to equity of $336,000 representing the allocable, original fair value of the SuperStock Seller Preferred as if it had been exchanged into a21’s common stock at the closing price on the day of acquisition.

In connection with the July 2006 settlement of certain claims made by a stockholder and three of his affiliates against the Company, we issued 450,000 shares of our common stock in exchange for a general release of all claims such persons may have had against us. We have recognized the related fair value of such shares of $139,000 as settlement expense included in general operating expense in our Statement of Operations, with a corresponding increase to additional paid in capital during the nine months ended September 30, 2006. The fair value was determined based upon the prevailing common stock trading market price per share at the time the agreement was reached.

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

In partial consideration of the acquisition of ArtSelect by a21, the stockholders of ArtSelect received warrants to purchase 750,000 shares of a21’s common stock at $1.00 per share valued at $0.50 each, or $375,000.

On February 16, 2006, an information statement was mailed or furnished to our stockholders in connection with the authorization and approval by a majority of the Board of Directors of the 2005 Plan at a meeting held on March 10, 2005 and the subsequent adoption of such corporate action by written consent on February 9, 2006 of a majority of our stockholders. Such adoption constitutes the approval and consent of the action. The 2005 Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock, and unrestricted stock of up to an aggregate of 6,000,000 shares of common stock to officers, employees, and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2005 Plan. Stock options issued under the 2005 Plan typically have a five-year term and vest pro-rata over that term except when otherwise adapted to specific terms per executive management agreements and their respective terms. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of September 30, 2006 there were 748,308 shares available for grant under the 2005 Plan.

Pursuant to our 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), 3,000,000 shares of a21 common stock are reserved for issuance. The 2002 Plan authorizes our board of directors to issue warrants, options, restricted or unrestricted common stock, and other awards to our employees, consultants and directors and our affiliates. Certain options and warrants to be granted under the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2002 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events. As of September 30, 2006 and December 31, 2005 there were 496,264 shares available for grant under the 2002 Plan.

[3] Deferred Compensation:

Grants of a21 restricted common stock made prior to January 1, 2006 to certain directors and officers totaling 3,190,000 shares, valued at fair value per the respective market trading prices at the time of the grants, resulted in unamortized deferred compensation of $115,000 included in the consolidated balance sheet for the unvested portion of such compensation at December 31, 2005. The deferred compensation was reversed upon the adoption of SFAS 123(R) effective January 1, 2006.

NOTE M - COMMITMENTS AND OTHER MATTERS

[1] Lease commitments

As described in Notes E and K above, we have capitalized our facility under the terms of a sale and leaseback transaction. In September 2004, we entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two-year term. The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease. The total lease payments in accordance with the terms of the agreement are $3.5 million. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as deferred rent receivable of $564,000 and $541,000 at September 30, 2006 and December 31, 2005, respectively.

In a lease agreement for SuperStock Limited in the UK, we sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, our UK subsidiary would be liable for approximately $90,000 per year under the covenants in the lease in the event the lessee who has sublet the facility is unable to perform under such terms.

[2] Lease Deposit Arrangement

A security deposit is required under the capital lease agreement for our facility in Florida. The lease deposits of $750,000 are is included in restricted cash non-current assets as of September 30, 2006.

[3] Settlement:

In connection with the July 2006 settlement of certain claims made by a stockholder and three of his affiliates against the Company, we issued 450,000 shares of a21 common stock in exchange for a general release of all claims such persons may have had against us. We have recognized the related value of such shares of $139,000 as settlement expense included in general operating expenses in our Statement of Operations for the nine months ended September 30, 2006.

[4] Legal:

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

[5] Employment Agreements

On July 20, 2006, our Board of Directors increased the base salary of our then Chairman and Chief Executive Officer to $175,000 per year. He was also granted an option to purchase 650,000 shares of our common stock at a purchase price of $0.65 per share. The fair value of these options of approximately $160,000 was being accounted for as compensation expense under SFAS 123R over the vesting period. The options were exercisable as to 25% of the total shares represented thereby on each of October 31, 2006, April 30, 2007, October 31, 2007, and April 30, 2008. See Note N [2] below regarding the resignation of this officer effective October 9, 2006.

On July 20, 2006, our Board of Directors increased the base salary of our Vice President and Chief Financial Officer to $135,000 per year. He was also granted an option to purchase 200,000 shares of our common stock at a purchase price of $0.65 per share. The fair value of these options of approximately $47,000 is being accounted for as compensation expense under SFAS 123R over the vesting period. The options are exercisable as to 25% of the total shares represented thereby on each of December 31, 2006, June 30, 2007, December 31, 2007, and June 30, 2008. The stock options granted shall vest immediately upon a change in control as defined in the agreement.

We appointed an interim President and Chief Operating Officer whom is also a member of our Board of Directors. We entered into an employment agreement with him pursuant to which, effective June 19, 2006, he received a salary of $20,000 per month and a one-time bonus of $30,000. He was granted options to purchase 400,000 shares of a21's common stock, exercisable at $0.46 per share, all of which will vest on December 31, 2006 and expire on June 19, 2011. The fair value of these options of approximately $120,000 is being accounted for as compensation expense under SFAS 123R over the vesting period. The employment agreement had a term of six months. See Note N [2] below regarding the resignation of this interim officer effective October 9, 2006.

The Company terminated its employment of its then President on June 19, 2006. Pursuant to the terms of a termination agreement between the Company and its then President, dated June 29, 2006, he resigned from the a21 and SuperStock Board of Directors and from any other positions he held with our subsidiaries. Pursuant to the termination agreement, we will pay him severance of approximately $53,000, in installments over approximately five months in accordance with our normal bi-monthly payroll cycle. In addition, we accelerated the vesting of 100,000 of his unvested stock options, and also agreed that his vested and unexercised stock options totaling 500,000 shares could be exercised on a cashless basis until their expiration date of September 19, 2006. Pursuant to the agreement he may not sell any shares of a21's common stock, including restricted shares owed or shares owed upon exercise of his vested option prior to their expiration, until June 19, 2007, except that he may sell up to 350,000 shares in a private transaction with a third party. The resignation from our Board of Directors did not result from a disagreement with the Company on any matter relating to our operations, policies, or practices. The modification of vesting of his stock options resulted in additional fair value of approximately $16,000 which was recognized as compensation expense during the nine months ended September 30, 2006.

The Company terminated its employment of its then Chief Creative Officer on May 25, 2006. Pursuant to the terms of an agreement between the Company and its then Chief Creative Officer, dated June 12, 2006, he agreed that his employment with the Company terminated as of May 25, 2006 and he also resigned from the a21 and SuperStock Board of Directors and from any other positions he held with our subsidiaries. Pursuant to the agreement, we will pay him severance of $120,000, in installments in accordance with our normal payroll practices. In addition, we accelerated the vesting of 62,500 of his unvested shares of restricted stock and 100,000 of his unvested stock options. We also agreed that he may exercise all of his vested stock options totaling 300,000 shares until the earlier of (i) the date such vested stock options would otherwise have expired by their terms, or (ii) May 25, 2007. In addition, he acknowledged and agreed that all right, title and interest in and to the approximately 1,205 images he photographed while an employee of SuperStock are the sole and exclusive property of the SuperStock. The resignation from our Board of Directors did not result from a disagreement with the Company on any matter relating to our operations, policies, or practices. The modification of vesting and the extension of the exercise period of his vested stock options resulted in additional fair value of approximately $54,000, which was recognized as compensation expense during the nine months ended September 30, 2006.

NOTE N - SUBSEQUENT EVENTS

[1] Non-Employee Director Compensation Plan

On October 6, 2006, the Company adopted a compensation plan for its non-employee directors for the next twelve months. As of October 9, 2006, each non-employee member of the Board of Directors received 72,727 restricted shares of a21’s common stock. The shares of restricted stock vest one year from the date of grant. In addition, each non-employee director will be paid $5,000 per quarter for service in the next four quarters, beginning with the fourth quarter of 2006.

[2] Employment and Advisory Agreements

The Company entered into an employment agreement with John Z. Ferguson, its Chief Executive Officer, on September 28, 2006, effective as of October 9, 2006. The agreement continues for a term of 36 months unless earlier terminated as described in the agreement. Pursuant to the agreement, he is entitled to receive an annual base salary of $250,000, a signing bonus of $25,000 and an annual bonus as described in the agreement. He was granted options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share and 500,000 restricted shares of our common stock. Options to purchase 62,500 shares and 62,500 restricted shares will vest on the six month anniversary date of the effective date of Mr. Ferguson’s employment agreement and the remainder of the options and restricted stock will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary date of the employment agreement. The options expire on October 9, 2011. The employment agreement also (1) provides that all unvested options and restricted shares vest immediately upon a change in control and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock. Mr. Ferguson was also appointed to a21’s Board of Directors, effective October 9, 2006.

The Company entered into an employment agreement with Philip N. Garfinkle, pursuant to which he was appointed a21’s Executive Chairman, effective October 9, 2006; Mr. Garfinkle resigned his position as a21’s interim President and Chief Operating Officer. This agreement supersedes in its entirety Mr. Garfinkle’s previous employment agreement with a21 dated June 27, 2006. Pursuant to the agreement, he is entitled to receive an annual base salary of $165,000, a signing bonus of $25,000 and an annual bonus as described in the agreement. He was granted options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share and 500,000 restricted shares of our common stock. Options to purchase 214,280 shares and 214,280 restricted shares will vest on the six month anniversary of the effective date of Mr. Garfinkle’s employment agreement and the remainder of the options and restricted stock will vest in monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by December 31, 2007, the termination date of the employment agreement. The options expire on October 9, 2011. The employment agreement also (1) provides that all unvested options and restricted shares vest immediately upon a change in control and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

On October 9, 2006, the Company entered into an advisory agreement with Albert H. Pleus, pursuant to which Mr. Pleus resigned his position as Chief Executive Officer of a21 and all other positions he had with a21 or any of its subsidiaries, except that he did not resign from his position as director of a21. Pursuant to this agreement, Mr. Pleus’ prior employment agreement with a21 was terminated. Mr. Pleus will receive $150,000 for his services to a21. In addition, unvested options to purchase 525,000 shares of a21’s common stock were deemed vested and unvested options to purchase 325,000 shares of a21’s common stock were cancelled, resulting in Mr. Pleus owning vested options to purchase an aggregate of 1,125,000 shares, including 600,000 previously vested from a grant in 2005. The exercise period of all vested options was extended to January 31, 2008 and he was granted the right to exercise all vested options on a cashless basis. The advisory agreement has a term of twelve months, however due to the nature of its terms, the cash to be paid for services, and the estimated incremental fair value resulting from the modifications to the stock options will be recorded as consulting expense during the quarter ended December 31, 2006.

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

On October 9, 2006, Philip N. Garfinkle resigned his position as a21’s interim President and Chief Operating Officer and was appointed a21’s Executive Chairman.

On October 9, 2006, we appointed John Z. Ferguson as Chief Executive Officer and a member of a21’s Board of Directors.

On October 9, 2006, the Company entered into an advisory agreement with Albert H. Pleus, pursuant to which Mr. Pleus resigned his position as Chief Executive Officer of a21 and all other positions he had with a21 or any of its subsidiaries, except that he did not resign from his position as director of a21. Pursuant to this agreement, Mr. Pleus’ prior employment agreement with a21 was terminated.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES. Revenues were $5.9 million for the three months ended September 30, 2006 compared to $2.1 million for the same prior year period. Approximately 76% of the increase was attributable to the ArtSelect acquisition, which occurred on May 15, 2006, approximately 16% of the increase was attributable to the Ingram acquisition, which occurred during October 2005, with the balance of the increase attributed to organic growth in the SuperStock business.

COST OF REVENUES. Cost of revenues was $2.3 million for the three months ended September 30, 2006 compared to $669,000 the same prior year period. Approximately 85% of the increase was attributable to the ArtSelect acquisition, approximately 10% of the increase was attributable to the Ingram acquisition, with the balance of the increase attributed to organic growth in the SuperStock business.

As a percentage of revenues, cost of sales was 38% and 29% for the three months ended September 30, 2006 and 2005, respectively. The increase in cost of sales percentage reflects the weighted impact of higher variable cost for ArtSelect’s raw materials including prints, mats, frames, molding, and packaging material as well as shipping and handling costs. Cost of sales as a percentage of revenues may also vary in any period depending on SuperStock’s relative mix of stock photography distributed that is either licensed from third parties or owned by us.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $3.5 million for the three months ended September 30, 2006 compared to $1.9 million for the same prior year period.

Approximately 45% of the increase was attributable to the ArtSelect acquisition, approximately 19% of the increase was attributable to the Ingram acquisition, approximately 5% of the increase was attributable to the adoption of SFAS 123(R), which we adopted effective January1, 2006, with the balance of the increase attributed to higher corporate costs including legal and audit fees incurred to support our corporate governance and regulatory compliance requirements. In accordance with the modified prospective transition method, our condensed consolidated statement of operations for the three months ended September 30, 2005 has not been restated to reflect, and does not include, the impact of SFAS 123(R).

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $789,000 for the three months ended September 30, 2006 compared to $363,000 for the same prior year period. The increase was primarily attributable to incremental depreciation and amortization expense during the three months ended September 30, 2006 resulting from the ArtSelect and Ingram acquisitions.

INTEREST EXPENSE. Interest expense was $448,000 for the three months ended September 30, 2006 compared to $316,000 for the same prior year period reflecting higher outstanding debt during the three months ended September 30, 2006 compared to the same prior year period.

OTHER EXPENSE, NET. Other expense, net was $9,000 for the three months ended September 30, 2006 compared to $204,000 for the same prior year period. Other expense, net for the three months ended September 30, 2006 includes $102,000 of interest income earned on cash balances.

DEEMED DIVIDEND. During May 2006, we issued convertible preferred stock as partial consideration for the Art Select acquisition. Because of the trading price of a21 common stock on that date of $0.83 exceeding the stated conversion price of $0.75, we have recognized a deemed dividend of $336,000 during the three months ended September 30, 2006 when the share authorization contingency was met.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $1.4 million or $0.02 per share, for the three months ended September 30, 2006 compared to net loss of $1.3 million, or $0.03 per share, for the same prior year period.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES. Revenues were $13.4 million for the nine months ended September 30, 2006 compared to $6.7 million for the same prior year period. Approximately 66% of the increase was attributable to the ArtSelect acquisition, approximately 14% of the increase was attributable to the Ingram acquisition, with the balance of the increase attributed to organic growth in the SuperStock business.

COST OF REVENUES. Cost of revenues was $4.9 million for the nine months ended September 30, 2006 compared to $2.1 million for the same prior year period. Approximately 74% of the increase was attributable to the ArtSelect acquisition, approximately 14% of the increase was attributable to the Ingram acquisition, with the balance of the increase attributed to organic growth in the SuperStock business.

As a percentage of revenues, cost of sales was 36% and 31% for the nine months ended September 30, 2006 and 2005, respectively. The increase in cost of sales percentage reflects the weighted impact of higher variable cost for ArtSelect’s raw materials and shipping costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $10.1 million for the nine months ended September 30, 2006 compared to $5.1 million for the same prior year period.

Approximately 46% of the increase was attributable to the ArtSelect acquisition, approximately 15% of the increase was attributable to the Ingram acquisition, approximately 16% of the increase was attributable to the adoption of SFAS 123(R), with the balance of the increase attributed to higher corporate costs including legal and audit. In accordance with the modified prospective transition method, our condensed consolidated statement of operations for the nine months ended September 30, 2005 has not been restated to reflect, and does not include, the impact of SFAS 123(R).

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2.2 million for the nine months ended September 30, 2006 compared to $1.1 million for the same prior year period. The increase was primarily attributable to incremental depreciation and amortization expense (primarily of intangible assets) during the nine months ended September 30, 2006 resulting from the ArtSelect and Ingram acquisitions.

INTEREST EXPENSE. Interest expense was $1.2 million for the nine months ended September 30, 2006 compared to $1.0 million for the same prior year period. Interest expense for the nine months ended September 30, 2006 reflects higher outstanding debt during the three months ended September 30, 2006 compared to the same prior year period. Interest expense for the nine months ended September 30, 2005 included incremental amortization of finance costs.

WARRANT EXPENSE. Pursuant to the provisions of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”), during 2005, we recorded the value of certain February 2005 warrants as a current liability, with subsequent changes in fair value to be reflected in the condensed consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to registration rights and because the terms did not include a liquidated damages provision. The change in valuation resulting in expense of $108,000, was offset by $46,000 of income resulting from the excess of the fair value of $261,000 of warrants canceled as part of the $15.5 million financing in exchange for $215,000 of such debt, which resulted in net expense of $62,000 for the nine months ended September 30, 2006, recorded as non-operating warrant expense.

OTHER EXPENSE, NET. Other expense, net was $31,000 for the nine months ended September 30, 2006 compared to $717,000 for the same prior year period. Other expense, net for the nine months ended September 30, 2006 includes $113,000 of interest income earned on cash balances. Other expense, net for the same prior year period includes $371,000 loss on the extinguishment of the convertible subordinated notes payable.

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

During May 2006, we issued convertible preferred stock as partial consideration for the Art Select acquisition. Because of the trading price of a21 common stock on that date of $0.83 exceeding the stated conversion price of $0.75, we have recognized a deemed dividend of $336,000 during the nine months ended September 30, 2006, when the share authorization contingency was met.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $5.6 million or $0.07 per share, for the nine months ended September 30, 2006 compared to net loss of $3.3 million, or $0.08 per share, for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had $6.2 million of cash and cash equivalents and working capital of $5.8 million, compared to $1.2 million in cash and cash equivalents and working capital deficit of $946,000 at December 31, 2005. The increase in cash is primarily due to the net proceeds from Convertible Debt Financing offset by the cash used to acquire ArtSelect and cash used in operations during the nine months ended September 30, 2006.

Net cash used in operating activities for the nine months ended September 30, 2006 was $2.0 million, compared to net cash used in operating activities of $1.5 million for nine months ended September 30, 2005. The net cash used in operating activities during the nine months ended September 30, 2006 was due primarily to the net loss of $5.1 million adjusted $2.2 million for depreciation and amortization, $778,000 for stock compensation, and an increase in accounts payable and accrued expenses of $621,000 offset by an increase in prepaid expenses and other current assets of $528,000 and an increase of accounts receivable of $272,000. Net cash used in operating activities in the nine months ended September 30, 2005 was due primarily to the net loss of $3.3 million and the increase of accounts receivable of $331,000 adjusted for $1.1 million of depreciation and amortization, $371,000 for loss on extinguishment of debt and $397,000 compensation for the issuance of restricted stock.

Net cash used in investing activities for the nine months ended September 30, 2006 was $6.3 million, compared to net cash used in investing activities the nine months ended September 30, 2005 of $356,000. Net cash used in investing activities for the nine months ended September 30, 2006 was primarily due to $4.5 million used as partial consideration of the ArtSelect acquisition and $750,000 used to secure a lease security deposit. Net cash used in investing activities in the nine months ended September 30, 2005 was primarily due to investments in building, property, and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $13.4 million, compared to net cash provided by financing activities of $2.2 million for the same prior year period. Net cash provided by financing activities for the nine months ended September 30, 2006 resulted substantially from the $15.3 million Senior Convertible debt financing offset by repayments of $3.3 million of outstanding debt. In addition, we realized proceeds of $1.2 million during the nine months ended September 30, 2006 upon the exercise of stock warrants. Net cash provided by financing activities in the nine months ended September 30, 2005 was mainly due to the new $2.3 million senior secured notes payable offset by the retirement of the $1.3 million convertible subordinated notes payable and $1.2 million in proceeds from the issuance of common stock.

We have sustained significant recurring losses and at September 30, 2006 had an accumulated deficit of $19.7 million that raise substantial doubt about our ability to continue as a going concern and as such caused our independent registered public accounting firm to include a going concern explanatory paragraph in their report in connection with their audit of our consolidated financial statements for the year ended December 31, 2005. We will need to raise cash from equity and debt financings to fund any additional acquisitions, and may need to raise cash in such manner to fund our operations. If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern. See Note J of our Unaudited Notes to Condensed Consolidated Financial Statements contained in Item 1, describing the April 2006 $15.5 million financing. At September 30, 2006, we had cash of $6.2 million and working capital of $5.8 million.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off balance sheet arrangements as of September 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms except as described below.

During 2006, we have had deficiencies in our disclosure controls which constitute a material weakness in the design or operation of internal controls that could adversely affect our ability to ensure that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. The material weakness identified pertains specifically to complex accounting for certain warrants, and accounting for stock based compensation under new accounting rules effective January 1, 2006.

Because of the ArtSelect acquisition, we have assumed the respective integration of financial controls and reporting requirements of that subsidiary. We have further enhanced our internal resources and processes around our internal control over financial reporting by adding key staff and documenting financial close and reporting plan process during the period ending September 30, 2006.

There were no other changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION ITEM

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 19, 2006 a21 issued options to purchase 400,000 shares of common stock to Philip N. Garfinkle, an officer and director of a21 in consideration for services to be rendered by Mr. Garfinkle to a21. No fees were paid to any party in connection with the issuance of such securities. We issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

On October 6, 2006 a21 issued an aggregate of 111,000 shares of restricted stock to four of its directors, in consideration for services rendered by such directors to a21. No fees were paid to any party in connection with the issuance of such securities. We issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

On October 9, 2006 a21 issued 500,000 shares of restricted stock and options to purchase 500,000 shares of stock to John Ferguson, an officer and director of a21 in consideration for services to be rendered by Mr. Ferguson to a21. The options are exercisable at $0.275 per share and options to purchase 62,500 shares and 62,500 restricted shares will vest on the six month anniversary of the effective date of Mr. Ferguson’s employment agreement and the remainder of the options will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary of the date of the employment agreement. No fees were paid to any party in connection with the issuance of such securities. We issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

On October 9, 2006 a21 issued 500,000 shares of restricted stock and options to purchase 500,000 shares of stock to Philip N. Garfinkle, an officer and director of a21 in consideration for services to be rendered by Mr. Garfinkle to a21. The options are exercisable at $0.275 per share and options to purchase 62,500 shares and 62,500 restricted shares will vest on the six month anniversary of the effective date of Mr. Garfinkle’s employment agreement and the remainder of the options will vest in monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by December 31, 2007, the termination date of the employment agreement. No fees were paid to any party in connection with the issuance of such securities. We issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

On October 9, 2006 a21 issued an aggregate of 290,908 shares of restricted stock to its four non-employee directors, in consideration for services to be rendered by such directors to a21. No fees were paid to any party in connection with the issuance of such securities. We issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

On October 26, 2006 a21 issued an aggregate of 275,000 shares of restricted stock to Thomas Costanza, an officer of a21 in consideration for services to be rendered by Mr. Costanza to a21. No fees were paid to any party in connection with the issuance of such securities. We issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about September 8, 2006, we distributed our Definitive Proxy Statement and Annual Report to Stockholders to each stockholder of record as of August 2, 2006, for our Annual Meeting of Stockholders held on September 28, 2006 at 9:00 a.m. local time (the “Annual Meeting”). At the Annual Meeting, the stockholders were asked to consider one proposal. According to the Inspector’s Report, 58,751,567 or 70.5% of the total number of shares outstanding were cast at the meeting including 57,465,249 in proxy and 4,286,318 in person.

The first and only proposal involved the election of directors. The existing Board of Directors (the “Board”) nominated five nominees recommended by the Nominating Committee of the Board, all of whom were then serving as our directors. The nominees of the Board were all re-elected and the voting results were as follows:

Name	Votes For	Votes Withheld
Philip N. Garfinkle	54,220,100	4,531,467
Albert H. Pleus	54,220,100	4,531,467
Laura Sachar	54,676,428	4,075,139
A. D. “Bud” Albers	54,676,428	4,075,139
C. Donald Wiggins	54,676,428	4,075,139

ITEM 5. OTHER INFORMATION

Below is a description of a21’s securities, after taking into effect a21’s incorporation in Delaware:

The authorized capital stock of a21 consists of 200,000,000 shares of common stock, $0.001 par value, 88,755,529 and 85,075,754 shares of which are issued and outstanding, respectively, and 100,000 shares of undesignated preferred stock, $0.001 par value, none of which is issued and outstanding.

Common Stock

The holders of a21's common stock are entitled to one vote per share on all matters submitted to a vote of a21's stockholders. Accordingly, the holders of a majority of the combined number of outstanding shares of common stock and a21's preferred stock entitled to vote in any election of directors may elect all of the directors standing for election.

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by a21's Board of Directors out of legally available funds, subject to any preferential dividend rights of outstanding preferred stock. Upon a liquidation, dissolution or winding up of a21, the holders of common stock are entitled to receive ratably the net assets of a21 available after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock. The holders of a21's common stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

There are 100,000 shares of undesignated preferred stock authorized, no shares of which are issued or outstanding. Shares of preferred stock may be issued from time to time in one or more series, the shares of each series to have such designations, preferences, limitations, and relative rights, including voting rights, as shall be adopted by a21's Board of Directors.

Anti-Takeover Provisions

Some of the provisions of a21's Certificate of Incorporation, as amended (the "Certificate of Incorporation"), and Bylaws, may be deemed to have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder of a21 might consider to be in that stockholder's best interest, including attempts that might result in a premium over the market price for the shares held by a21's stockholders.

Under the terms of a21's Articles of Incorporation, a21's Board of Directors may issue additional shares of common stock or establish one or more series of preferred stock having the number of shares, designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations that a21's Board of Directors fixes without stockholder approval.

Any additional issuance of common stock or designation of rights, preferences, privileges and limitations with respect to preferred stock could have the effect of impeding or discouraging the acquisition of control of a21 by means of a merger, tender offer, proxy contest or otherwise and thereby protect the continuity of a21's management. Specifically, if in the due exercise of its fiduciary obligations, a21's Board of Directors were to determine that a takeover proposal was not in a21's best interest, shares could be issued by the Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover transactions by diluting the voting or other rights of the proposed acquiror or insurgent stockholder group, by putting a substantial voting block in institutional or other hands that might undertake to support the position of the incumbent Board of Directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.

Under a21's Bylaws, special meetings of stockholders generally can be called only by a21's Chairman, Chief Executive Officer or its Board of Directors. Therefore, a21’s stockholders would not be able to call a special meeting of a21’s stockholders if a21’s Chairman, Chief Executive Officer or Board of Directors chose not to.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION
3.1 (1)	Certificate of Merger of a21, Inc. with and into a21, Inc., dated July 31, 2006.
10.1 (2)	Employment Agreement between a21, Inc. and John Z. Ferguson, dated as of October 9, 2006
10.2 (2)	Employment Agreement between a21, Inc. and Philip N. Garfinkle, dated as of October 9, 2006
31.1	Certification Of Chief Executive Officer Pursuant To Rule 13A-14[A] Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Of Chief Financial Officer Pursuant To Rule 13A-14[A] Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Of Principal Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C.1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1) Incorporated by reference to our Annual Report on Form 8-K dated July 31, 2006.
(2) Incorporated by reference to our Annual Report on Form 8-K dated September 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a21, Inc.

Date: November 20, 2006	By: /s/ JOHN Z. FERGUSON
John Z. Ferguson Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2006	By: /s/ THOMAS COSTANZA
Thomas Costanza Vice President and Chief Financial Officer (Principal Financial Officer)