Form 10QSB/A
period 2006-03-31
A21 INC
filed 2006-12-12
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB/A
(Amendment No. 1)

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
Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005
Condensed Consolidated Statement of Changes in Stockholders Equity for the three months ended March 31, 2006
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005
Notes to Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
ITEM 3. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-QSB/A is to restate the unaudited financial statements of a21, Inc. (the “Company”, “we”, or “our”) for the fiscal period ended March 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2006 to reflect a reduction in selling, general and administrative expenses. In connection with our adoption of SFAS 123(R) during 2006, we previously recognized stock compensation expense during the three months ended March 31, 2006 as if all options granted during the quarter were fully vested at grant date rather than over the requisite service (vesting) period as proscribed by SFAS 123(R). The following table illustrates the effect on net loss and loss per share of recognizing stock based compensation expense over the vesting period:

$ in thousands, except per share amounts	Three months ended March 31, 2006
Net loss, as previously reported	$(2,416)
Stock based employee compensation, as previously reported	(1,051)
Stock based employee compensation, as restated	(670)
Net stock based employee compensation adjustment	381
Net loss, as restated	(2,035)
Basic and diluted loss per share, as previously reported	$(0.04)
Basic and diluted loss per share, as restated	$(0.03)

The Items which are amended and restated for the correction of this error herein are:
1.	Part I, Item 1 - Consolidated Financial Statements ;
2.
Part I, Item 1 - Consolidated Financial Statements: Note M - Restatements and related changes to Note B[1] - Basis of Presentation and Going Concern, Note B [21] - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income, Note B[22] - Share Based Payments, Note G - Operating Segments, and Note J[3] - Deferred Compensation

3.	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
4.	Part I, Item 3 - Controls and Procedures
5.	Part II, Item 6 - Exhibits

In addition, unrelated to the correction of the error described above, certain applicable notes to the condensed consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, have been added to or modified in order to clarify certain disclosures herein including:
1. Part I, Item 1 - Consolidated Financial Statements: Note B[21] - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income, Note B[22] - Share Based Payments, Note J[2] - Stock Options and Warrants, and Note L - Subsequent Events describing our $15.5 million Senior Secured Convertible Notes.
2.Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise noted herein, this Amendment No. 1 to Quarterly Report on Form 10-QSB/A does not reflect events occurring after the May 15, 2006 filing of our Quarterly Report on Form 10-QSB in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented, as deemed necessary in connection with the completion of restated financial statements.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 though some items have been updated to conform to the disclosure contained in our Quarterly Report on Form 10-QSB for the period ending September 30, 2006. These changes do not substantially change the previous disclosure. These remaining Items are largely not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
	(Restated - See Note M)
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

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
	(Restated - See Note M)

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,800	2,800

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; 100,000 shares authorized; 0 and 14,480 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	---	0
Common stock; $.001 par value; 100,000,000 shares authorized; 81,146,476 and 74,115,012 shares issued; and 77,466,701 and 70,435,237 shares outstanding at March 31, 2006 and December 31, 2005, respectively	81	74
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	19,362	17,583
Deferred compensation	---	(115)
Accumulated deficit	(16,220)	(14,185)
Accumulated other comprehensive income	101	64
Total stockholders' equity	3,324	3,421

Total liabilities and stockholders' equity	$20,732	$20,514

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Restated - See Note M)

Revenue	$2,935	$2,312

Cost of revenue (excludes amortization expense of $362 and $174)	903	712
Selling, general and administrative expenses	2,805	1,566
Depreciation and amortization expenses	603	353
TOTAL OPERATING EXPENSES	4,311	2,631

OPERATING LOSS	(1,376)	(319)

Interest expense	(353)	(397)
Warrant expense	(265)	---
Other expense, net	(41)	(266)

NET LOSS	(2,035)	(982)

Disproportionate deemed dividends	(157)	---

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(2,192)	$(982)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	71,847,091	38,136,237

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)
(Restated - See Note M)

	PREFERRED STOCK			COMMON STOCK		TREASURY STOCK						ACCUMULATED
									ADDITIONAL			OTHER
	NUMBER OF			NUMBER OF		NUMBER OF			PAID-IN	DEFERRED	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT		SHARES	AMOUNT	SHARES	AMOUNT		CAPITAL	COMPENSATION	DEFICIT	INCOME	TOTAL

Balance at December 31, 2005	14	$	---	74,115	$74	(3,680)	$	---	$17,583	$(115)	$(14,185)	$64	$3,421

Stock options exercised	---		---	508	---	---		---	31	---	---	---	31
Stock warrants exercised	---		---	4,000	4	---		---	1,196	---	---	---	1,200
Issuance of common stock upon the conversion of preferred stock issued as part of the purchase price of Ingram Publishing Limited	(14)		---	2,523	3	---		---	(3)	---	---	---	---
Stock based compensation	---		---	---	---	---		---	670	---	---	---	670
Reversal of deferred compensation	---		---	---	---	---		---	(115)	115	---	---	---
Net loss	---		---	---	---	---		---	---	---	(2,035)	---	(2,035)
Foreign currency translation adjustment	---		---	---	---	---		---	---	---	---	37	37

Balance at March 31, 2006	---	$	---	81,146	$81	(3,680)	$	---	$19,362	$ ---	$(16,220)	$101	$3,324

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
($ in thousands)
(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,	2006	2005
	(Restated - See Note M)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(2,035)	$(982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603	353
Amortization of finance costs	30	8
Loss on disposal of equipment	65	---
Change in fair value of warrant obligation	265	---
Stock based compensation	601	---
Compensation from the issuance of restricted stock	69	---
Amortization of debt discount	---	106
Loss on extinguishment of debt	---	371

Changes in assets and liabilities:
Accounts receivable	(245)	(314)
Prepaid expenses and other current assets	(52)	---
Accounts payable and accrued expenses	121	(184)
Deferred revenue	84	---
Foreign income tax payable	(178)	---
Other	9	(8)
NET CASH USED IN OPERATING ACTIVITIES	(663)	(650)

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
($ in thousands)
(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,	2006	2005
	(Restated - See Note M)

CASH FLOWS USED IN INVESTING ACTIVITIES:
SuperStock acquisition earnout	(67)	---
Investment in property, plant and equipment	(132)	(236)
Investment in photo collection	(76)	---
Other	(40)	---
NET CASH USED IN INVESTING ACTIVITIES	(315)	(236)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from senior secured notes payable - related party	---	2,250
Payment of convertible subordinated notes payable	---	(1,250)
Net proceeds from the exercise of stock options	31	---
Net proceeds from the exercise of stock warrants	1,200	---
Payment of promissory note payable	---	(33)
Other	(7)	1
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,224	968

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALANTS	2	51
NET INCREASE IN CASH	248	133
CASH AT BEGINNING OF PERIOD	1,194	717

CASH AT END OF PERIOD	$1,442	$850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid	$178	$	---
Interest paid	297		99

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Debt discount recorded for the issuance of warrants in connection with senior secured notes payable	---		39
Accrued purchase price payable	67		16

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of presentation / Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We have sustained significant recurring losses and at March 31, 2006, had an accumulated deficit of $16.2 million and a working capital deficit of $711,000 that raise substantial doubt about our ability to continue as a going concern and as such caused our independent registered public accounting firm to included a going concern explanatory paragraph in their report in connection with their audit of our consolidated financial statements for the year ended December 31, 2005. In addition to cash we will generate and require from operations in 2006, we will need to raise cash from equity and debt financings to fund any shortfall from cash from operations and to fund any acquisitions. Should we need more or generate less cash, we will need additional funding to cover any potential shortfall. If we are unable to secure any required funding, we will not be able to implement our business plan and may not be able to conduct business as a going concern. (see Note L)

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. Our future plans include the development of our distribution channel, leveraging owned and licensed image content offering, and the production and acquisition of new in-demand image content to be made available to both direct and distribution customers. Additionally, we are in discussions with several potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations. However, there can be no assurance that these efforts will be successful. We also continue to incur operating expenses to enhance our market position and expand our product offering by producing or acquiring newer, in-demand image content for our customers. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us or that our operations will become profitable.

[2] Principles of consolidation:

The condensed consolidated financial statements include all accounts of the Company including our subsidiaries, SuperStock (U.S.), SuperStock Limited (UK), including Ingram Publishing (which was acquired in October 2005), and SuperStock Canada. The minority interest in the consolidated balance sheets at March 31, 2006 and December 31, 2005 represents the interest of the holders of preferred shares of SuperStock, which are exchangeable into common shares of a21, Inc. The minority interest was valued at the market value of the a21, Inc. common shares at the acquisition date as if exchanged. All significant intercompany balances and transactions have been eliminated.

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

[4] Cost of revenue:

Cost of licensing fee revenue reflects royalties on revenue generated from images licensed by us under contracts with photographers. Royalties are expensed in the period that they are incurred. Cost of revenue excludes of amortization of revenue generating assets.

[5] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The recoverability of the carrying values of long-lived assets, including goodwill and identifiable intangible assets, represents sensitive estimates subject to change.

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

[11] Defined Contribution Employee Benefit Plan

We maintain a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the Plan), in which U.S. employees at least 21 years of age may participate after completing six months of service.  Eligible employees may contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limitations.  The Plan allows us to make discretionary matching contributions.  There have been no such discretionary matching contributions made in 2006 or 2005.

[12] Foreign Currency:

We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. We translate revenue and expenses at the monthly average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains and losses which are denominated in currency other than a subsidiary’s local currency and remeasured in the subsidiary’s local currency are recognized in the condensed consolidated statements of operations.

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

[15] Goodwill and intangible assets:

We last performed our annual goodwill impairment test as of October 1, 2005 and determined there was no impairment as of that date.

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

[17] Other expense:

($ in thousands)	Three months ended March 31,
	2006	2005

Currency transaction loss	$11	$50
Loss on extinguishment of debt	---	(371)
Expense from foreign sales tax credit	(27)	---
Other	(25)	55
	$(41)	$(266)

[18] Income taxes:

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from offsetting the net operating loss against loss and tax credit carryforwards against taxable income, if any. We established a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The difference in basis of the investment in foreign subsidiary relates to goodwill which is not deductible.

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

For the three months ended March 31, 2006 and 2005, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 15,373,269 and 34,680,090 outstanding stock options and warrants as of March 31, 2006 and 2005, respectively, which would have been antidilutive. 5,000,151 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred have also been excluded for the three months ended March 31, 2006 and 2005.

[20] Reclassifications:

Certain reclassifications have been made to the 2005 period financial statements to conform to the 2006 period presentation.

[21] Comprehensive Income (Loss) and Accumulated Other Comprehensive Income:
Accumulated other comprehensive income consists of net loss and net unrealized foreign currency translation adjustments and is presented in the condensed consolidated balance sheets as a component of stockholders’ equity.
Comprehensive income (loss) was as follows:

($ in thousands)	Three Months Ended March 31,
	2006	2005

Net loss	$(2,035)	$(982)
Foreign currency translation adjustments	37	51
Total comprehensive loss	$(1,998)	$(931)

[22] Share Based Payments:

We have a 2005 Stock Option Plan and a 2002 Stock Option Plan, which are described in our consolidated financial statements for the year ended December 31, 2005 filed on Form 10-KSB/A. Prior to January 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, no compensation cost was recognized for options granted to employees and directors at exercise prices, which equaled or exceeded the market price of our Common Stock at the date of grant. Stock-based employee compensation cost (benefit) was recognized as a component of selling, general and administrative expense in the Statement of Operations. For the three months ended March 31, 2005, stock-based compensation expensed for employees was zero.

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

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the three months ended March 31, 2006, is approximately $601,000 higher than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes due to the valuation allowance for our U.S. deferred tax assets due to our lack of operating history. Total compensation cost for share based payment arrangements recognized for the three months ended March 31, 2006 was $670,000. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the three months ended March 31, 2005 (unaudited):

$ in thousands, except per share amounts	Three months ended March 31, 2005
Net loss	$(982)
Stock based employee compensation included in net loss	---
Less: Stock-based employee compensation using the fair value method	(79)

Pro forma net loss	$(1,061)

Loss per share - basic and diluted
As reported	$(0.03)
Pro forma	$(0.03)

The above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three months ended March 31, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair-value method for such periods. The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2005: no annual dividends; expected volatility of 80%; risk free interest rate of 3.00%, and expected life of 5 years.

As a result of the February 9, 2006 stockholder approval of our 2005 Stock Plan, although the exercise price of $0.30 was greater than the prevailing market price of the underlying common stock when originally granted during 2005, for GAAP purposes the accounting timing of the grant of 4,108,060 stock options valued at $1.1 million was the February 9, 2006 stockholder approval date, at which time the market price of the underlying common stock was $0.37. The weighted-average grant-date fair value of these option grants was $0.28 per share. The fair value of options granted is estimated using the Black-Scholes option pricing model. The following assumptions were used for stock options granted during the three months ended March 31, 2006, respectively:  no annual dividends; expected volatility of 117%; risk free interest rate of 3.50%; expected life ranging from 3.06 to 5 years. Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for the most recent two years. We believe this method produces an estimate that is representative of our expectations of the future volatility over the expected term of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based upon share option exercises, pre and post vesting terminations and share option term expiration. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.

SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which impacts the amount of unamortized compensation expense to be recognized in future periods. We have estimated our forfeitures to be 5% based primarily on our historical forfeiture rate.

Additional information relative to our employee options outstanding at March 31, 2006 is summarized as follows (unaudited):

The following summarizes our stock option activity for the three months ended March 31, 2006:

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2005	4,547,623	$0.32

Granted	4,108,060	$0.30
Exercised	(616,427)	$0.17
Forfeited	(13,619)	$0.30
Cancelled	(66,668)	$0.15
Balance, March 31, 2006	7,958,969	$0.32

Exercisable, December 31, 2005	4,547,623	$0.32

Exercisable, March 31, 2006	6,142,538	$0.33

The options to acquire 616,427 common shares exercised include certain options exercised on a cashless basis, resulting in the issuance of 508,815 shares.

The following table summarizes information about stock options outstanding at March 31, 2006:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable

$0.15	129,168	1 year	129,168
$0.25	1,335,000	1.5 years	1,335,000
$0.30	6,094,801	3.5 years	4,278,370
$0.50	160,000	1 year	160,000
$1.00	120,000	1 year	120,000
$1.50	120,000	1 year	120,000
	7,958,969	3 years	6,142,538

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 was $2.8 million and $2.1 million, respectively. This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $281,000.

Prior to January 1, 2006 the Company had granted 3,190,000 non-plan restricted shares to certain members of management that included 838,750 shares not fully vested as of that date. During the three months ended March 31, 2006, 543,304 unvested shares became vested and the fair value of the vested shares of $69,000 has been recognized as compensation expense during the three months ended March 31, 2006. The following is a summary of the status of and changes to the Company’s non-vested shares as of and for the three months ended March 31, 2006:

	Non-vested Shares	Weighted Average Grant-Date Fair Value

Balance, December 31, 2005	838,750		$0.14

Granted	---	$	---
Vested	(543,304)		$0.13
Forfeited	---	$	---
Balance, March 31, 2006	295,446		$0.16

At March 31, 2006, there was $523,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements, including options and restricted stock grants. That cost is expected to be recognized over a weighted-average period of 15 months. The total fair value of restricted stock grants and options that vested during the three months ended March 31, 2006 was $670,000.

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

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is comprised of $1.2 million of goodwill associated with the acquisition of SuperStock and $1.1 million of goodwill associated with the acquisition of Ingram.

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

Amortization expense during the three months ended March 31, 2006 and 2005 totaled $280,000 and $7,000, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2006: $840,000, 2007: $1.1 million, 2008: $863,000, 2009: $488,000, and 2010: $366,000.

($ in thousands)
Intangible assets, net at December 31, 2005	$3,882
Cumulative foreign currency translation	29
Amortization expense	(280)
Intangible assets, net at March 31, 2006	$3,631

NOTE E - PHOTO COLLECTION AND CONTRACTS WITH PHOTOGRAPHERS

The photo collection as of March 31, 2006 and December 31, 2005 was $2.7 million and $2.6 million, respectively. The book value of the photo collection, net of accumulated amortization was $1.7 million and $1.7 million at March 31, 2006 and December 31, 2005, respectively. Amortization expense was $124,000 and $123,000 for the three months ended March 31, 2006 and 2005, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2006:$383,000, 2007:$510,000, 2008:$116,000, 2009:$37,000, and 2010:$22,000.

Contracts with photographers as of March 31, 2006 and December 31, 2005, were $1.3 million. The book value of contracts with photographers, net of accumulated amortization was $877,000 and $929,000 as of March 31, 2006 and December 31, 2005, respectively. Amortization expense was $52,000 and $51,000 for the three months ended March 31, 2006 and 2005, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2006: $158,000, 2007: $208,000, 2008: $169,000, 2009: $124,000, and 2010: $61,000.

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

($ in thousands)
March 31, 2006	Domestic	UK	Other International	Total

Revenue	$2,023	$865	$47	$2,935

Segment operating loss	(1,103)	(280)	7	(1,376)

Segment total assets	14,829	5,800	103	20,732

Segment long-lived assets	11,314	4,728	---	16,042

($ in thousands)
March 31, 2005	Domestic	UK	Other International	Total

Revenue	$1,967	$295	$50	$2,312

Segment operating loss	(317)	(9)	7	(319)

Segment total assets	15,498	312	83	15,893

Segment long-lived assets	12,221	9	---	12,230

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

On February 16, 2006, an information statement was mailed or furnished to our stockholders in connection with the authorization and approval by a majority of the Board of Directors of the 2005 Plan at a meeting held on March 10, 2005 and the subsequent adoption of such corporate action by written consent on February 9, 2006 of a majority of our stockholders. Such adoption constitutes the approval and consent of the action. The 2005 Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock and unrestricted stock of up to an aggregate of 6,000,000 shares of common stock to officers, employees and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2005 Plan. Stock options issued under the 2005 Plan typically have a five-year term and vest prorata over periods generally ranging from one to three years except as otherwise provided in accordance with specific agreements. The exercise price typically is no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B[22]. As of March 31, 2006 and December 31, 2005, there were shares available for grant under the 2005 Plan of 1,884,140 and zero, respectively.

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

NOTE K - COMMITMENTS AND OTHER MATTERS

[1] Employment agreement:

Effective January 3, 2006, we entered into an employment agreement with its Vice President and Chief Financial Officer. The agreement continues for a term of 36 months unless earlier terminated in accordance with its terms. Pursuant to the agreement, he is entitled to receive an annual base salary of $114,000, subject to increases as shall be determined by the Chief Executive Officers of a21 and SuperStock. He was granted an option to purchase 165,000 shares of our common stock at a purchase price of $0.34 per share. These options issued were accounted for under the fair value method under SFAS 123R with a charge to the statement of operations. The strike price of such options was at the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares represented thereby on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007. The employment agreement also (1) provides that the stock options granted shall vest immediately upon a change in control as defined of a21, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

[2] Lease commitments

As described in Notes C and I above, we have capitalized our facility under the terms of a sale and leaseback transaction. In September 2004, we entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two year term.  The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease.  The total lease payments in accordance with the terms of the agreement are $3.5 million. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as a deferred receivable of $543,000 and $541,000 at March 31, 2006 and December 31, 2005, respectively.

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

NOTE L - SUBSEQUENT EVENTS

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

The Senior Convertible Notes are secured by substantially all of our assets and, after we increase the number of authorized shares of our common stock, are convertible into 23,846,154 of a21’s common stock at a minimum conversion price of $0.65 per share, subject to adjustment as provided in the Senior Convertible Notes. In addition, the conversion price of the Senior Convertible Notes may be adjusted based on a weighted average anti-dilution formula in the event of issuances of a21’s common stock at a price per share below $0.65. The minimum conversion price is set at $0.50 per share on a diluted basis. The interest on the Senior Convertible Notes is payable quarterly in arrears, and the principal will be due and payable on March 31, 2011. If the 45-day volume weighted average price of a21’s common stock equals or exceeds $1.00 per share, the Senior Convertible Notes will automatically be converted into a21’s common stock under certain conditions.

The Senior Convertible Notes include customary events of default, including the failure to pay any principal or interest when due, the breach of any covenant or term or condition of the Senior Convertible Notes, the breach of any representation or warranty in the Purchase Agreement, Senior Convertible Notes or other documents executed in connection with the transactions contemplated thereby, defaults in the performance of any other indebtedness of greater than $500,000, the insolvency or bankruptcy of a21, and the SEC issuing a stop trade order or suspension of trading relating to a21’s common stock. Upon the occurrence of an event of default, each Note will become due and payable, either upon notice from the agent for the holders of Senior Convertible Notes at the direction of the holders of a majority of the outstanding principal amount of the Senior Convertible Notes or automatically, depending on the particular event of default.

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

We are evaluating the terms of the Senior Convertible Notes to determine whether at issuance the conversion feature should be separated and measured at fair value under SFAS No. 133 “Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The instrument should not be accounted for as “conventional convertible debt”, as defined EITF 00-19, as a result of the conversion price reset provisions described above. Our preliminary evaluation suggests that the embedded conversion feature is not required to be separated and accounted for as a liability or equity.

We are also evaluating whether the Senior Convertible Notes contained a beneficial conversion feature to be accounted for under EITF Issue No. 98-5 “Accounting for Convertible securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. At the commitment date of the Senior Convertible Notes, as defined, the initial conversion price of $0.65 per share exceeded the quoted market price of the Company’s common stock, therefore we have preliminarily determined that at issuance the embedded conversion feature was not beneficial.

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

In connection with the repayment of the indebtedness described above, the following common stock purchase warrant agreements were terminated: Warrants expiring on February 21, 2007, granting the right to purchase 300,000 shares of a21’s common stock, at an exercise price of $0.188 per share, which was issued in connection with certain repaid Notes; and Warrants expiring on February 21, 2007, granting the right to purchase 337,500 shares of a21’s common stock, at an exercise price of $0.377 per share, which were also issued in connection with certain Notes. These Warrants, which were previously accounted for as a warrant liability and had a fair value of approximately $261,000 on April 27, 2006, were returned to us and canceled in consideration of us issuing a portion of the Senior Convertible Notes in the aggregate principal amount equal to $215,000 (which is equal to the product of (i) the difference between the closing market price of a21’s common stock on March 30, 2006 ($0.62) and the exercise price of the warrants, and (ii) the number of shares of a21’s common stock issuable upon exercise of the warrants). The difference between the fair value of the warrants received and the amount of the Senior Convertible Notes issued, of approximately $46,000, will be included as a reduction of warrant expense in our consolidated statement of operations for the three and six months ended June 30, 2006.

NOTE M - RESTATEMENTS

As part of our adoption of SFAS 123(R) during 2006, we initially reported stock compensation expense during the three months ended March 31, 2006 on an accelerated basis instead of over a vesting period as proscribed by SFAS 123(R). The following table illustrates the effect on net loss and loss per share if we had applied the recognition provisions of SFAS 123(R) to options granted to employees under our stock option plans (unaudited):

$ in thousands, except per share amounts	Three months ended March 31, 2006
Net loss, as previously reported	$(2,416)
Stock based employee compensation, as reported	(1,051)
Stock based employee compensation, as amended	(670)
Stock based employee compensation adjustment	381
Net loss, as amended	(2,035)
Basic and diluted loss per share, as previously reported	$(0.04)
Loss per share impact of adjustment	$0.01
Basic and diluted loss per share, as restated	$(0.03)

In addition, as described in Note J[3], as a result of correcting the impact of adopting SFAS 123(R), deferred compensation of $115,000, representing the unvested portion of restricted common stock grants recorded as of December 31, 2005 was reversed with an offsetting debit to Additional Paid-In Capital. As a result of this change, Deferred Compensation of $41,000, as previously reported as of March 31, 2006 after previously reported amortization of $74,000 for the three months then ended, was reduced to $0, as restated, with a corresponding decrease to Additional Paid-In Capital, as restated. This change resulted in a net change of $0 to total stockholders’ equity as of March 31, 2006.

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

RECENT EVENTS

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

The Senior Convertible Notes are secured by substantially all of our assets and, after we increase the number of authorized shares of our common stock, are convertible into 23,846,154 of a21’s common stock at a minimum conversion price of $0.65 per share, subject to adjustment as provided in the Senior Convertible Notes. In addition, the conversion price of the Senior Convertible Notes may be adjusted based on a weighted average anti-dilution formula in the event of issuances of a21’s common stock at a price per share below $0.65. The minimum conversion price is set at $0.50 per share on a diluted basis. The interest on the Senior Convertible Notes is payable quarterly in arrears, and the principal will be due and payable on March 31, 2011. If the 45-day volume weighted average price of a21’s common stock equals or exceeds $1.00 per share, the Senior Convertible Notes will automatically be converted into a21’s common stock under certain conditions.

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

In connection with the repayment of the indebtedness described above, the following common stock purchase warrant agreements were terminated: Warrants expiring on February 21, 2007, granting the right to purchase 300,000 shares of a21’s common stock, at an exercise price of $0.188 per share, which was issued in connection with certain repaid Notes; and Warrants expiring on February 21, 2007, granting the right to purchase 337,500 shares of a21’s common stock, at an exercise price of $0.377 per share, which were also issued in connection with certain Notes. These Warrants, which had a fair value of approximately $261,000 on April 27, 2006, were returned to us and canceled in consideration of us issuing a portion of the Senior Convertible Notes in the aggregate principal amount equal to $215,000 (which is equal to the product of (i) the difference between the closing market price of a21’s common stock on March 30, 2006 ($0.62) and the exercise price of the warrants, and (ii) the number of shares of a21’s common stock issuable upon exercise of the warrants). The difference between the fair value of the warrants received and the amount of the Senior Convertible Notes issued, of approximately $46,000, will be included as a reduction of warrant expense in our consolidated statement of operations for the three and six months ended June 30, 2006.
Please refer to our Current Report on Form 8-K dated May 3, 2006 for additional information relating to our $15.5 million Senior Secured Convertible Note Financing and related transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have summarized significant accounting policies in Note B to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-QSB/A.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $2.8 million for the three months ended March 31, 2006 compared to $1.6 million for the same prior year period. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $670,000. In accordance with the modified prospective transition method, our condensed consolidated statement of operations for the three months ended March 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

OTHER EXPENSE, NET. Other expense, net was $41,000 for the three months ended March 31, 2006 compared to other expense, net of $266,000 for the same prior year period. The other expense, net for the three months ended March 31, 2005 includes a $371,000 loss on the extinguishment of the convertible subordinated notes payable.

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

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $2.2 million or $0.03 per share, for the three months ended March 31, 2006 compared to net loss of $982,000, or $0.03 per share, for the same prior year period.

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

Net cash used in operating activities for the three months ended March 31, 2006 was $663,000, compared to net cash used in operating activities of $650,000 for three months ended March 31, 2005. The net cash used in operating activities during the three months ended March 31, 2006 was due primarily to the net loss of $2.0 million adjusted for $670,000 of stock based compensation and $603,000 of depreciation and amortization. Net cash used in operating activities in the three months ended March 31, 2005 was due primarily to the net loss of $982,000 and the increase of accounts receivable of $314,000 adjusted for $371,000 for loss on extinguishment of debt and $353,000 of depreciation and amortization.

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

We have sustained recurring losses and at March 31, 2006, had an accumulated deficit of $16.2 million and a working capital deficit of $711,000 that raise substantial doubt about our ability to continue as a going concern. Should we not generate more cash than required for operations, we will need additional funding to cover any potential shortfall. If we are unable to secure required funding, we will not be able to implement our business plan and may not be able to conduct business as a going concern. Our future plans include the development our distribution channel leveraging our owned and licensed image content offering, and the production and acquisition of new in-demand image content to be made available to both direct and distribution customers.

During April 2006, we entered into a Purchase Agreement with certain purchasers and Queequeg Partners, LP, as Agent, whereby we issued $15.5 million of 5% Senior Secured Convertible Notes in consideration for which we received net proceeds of $11.7 million in cash, after the repayment of certain outstanding debt of $3.3 million, exchange of Notes totaling $215,000 to retire warrants to purchase 637,500 shares of a21’s common stock, repayment of total interest due of $216,000, and the payment of a finder’s fee of $100,000. Queequeg Partners L.P. and Queequeg, Ltd. (each of which are affiliated with Ahab Capital Management, Inc., which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006) Ahab, and StarVest, which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006, purchased a portion of the Notes sold in this transaction. As part of this transaction, we released $690,000 of CDs, which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our facility in Jacksonville, Florida and replaced the deposit with new CDs from the net proceeds of the financing.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms because of the deficiencies in internal controls over financial reporting which constitutes material weaknesses in the design or operation of internal controls that could adversely affect its ability to record, process, summarize and report interim financial data. The material weaknesses identified pertain specifically to the recording of stock based compensation and the recording of the deemed dividend related to warrant repricing.

During the period covered by this report, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, during the period ending June 30, 2006, we have further enhanced our internal resources and processes around our internal control over financial reporting by adding key staff and documenting financial close and reporting plan process

PART II - OTHER INFORMATION ITEM

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 9, 2006 stockholders entitled to vote 65.51% of the aggregate outstanding shares of our common stock approved by written consent our 2005 Stock Plan (“Stock Plan”) which had been approved by our Board of Directors on March 10, 2005. Such adoption constitutes the approval and consent of at least 43,673,034 of the total number of shares of common stock outstanding on February 9, 2006 and is sufficient under the Texas Business Corporation Act and our Articles of Incorporation to approve the action. On February 16, 2006, an information statement was mailed or furnished to our stockholders in connection with the authorization and approval of the Stock Plan. The Stock Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock and unrestricted stock of up to an aggregate of 6,000,000 shares of common stock to our officers, employees and independent contractors or our affiliates.

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

a21, Inc.

Date: December 12, 2006	By:	/s/ JOHN Z. FERGUSON
John Z. Ferguson Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2006	By:	/s/ THOMAS COSTANZA
Thomas Costanza Vice President and Chief Financial Officer (Principal Financial Officer)