Form 10QSB/A
period 2006-06-30
A21 INC
filed 2006-12-12
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-QSB/A is to restate the unaudited financial statements of a21, Inc. (the “Company”, “we”, or “our”) for the fiscal period ended June 30, 2006, filed with the Securities and Exchange Commission (“SEC”) on August 21, 2006 to reflect a reduction in selling, general and administrative expenses and a decrease to warrant expense. In connection with our adoption of SFAS 123(R) during 2006, we previously recognized stock compensation expense during the three and six months ended June 30, 2006 as if all options granted were fully vested at grant date rather than over the requisite service (vesting) period as proscribed by SFAS 123(R), resulting in an over expensing of related stock compensation of $277,000 and $658,000 for the three and six months ended June 30, 2006. Also, during the period ended June 30, 2006, we had erroneously reversed compensation cost totaling $69,000 previously recognized during the quarter ended March 31, 2006 for restricted stock grants that had vested, and recognized no compensation cost for restricted stock grants that vested with a value of $18,000 during the quarter ended June 30, 2006. Finally, during May and June 2006 we modified and accelerated the vesting of options to purchase our common stock held by two former executives as part of their separation agreements with the Company. The fair value of these modifications was $70,000 which should have been recognized as additional stock based compensation expense during the three and six months ended June 30, 2006. These errors resulted in a net over expensing of stock compensation expense of $120,000 and $501,000 for the three and six months ended June 30, 2006.

In connection with our April 2006 $15.5 million financing, we previously recorded an increase of $56,000 to Additional Paid-In Capital for the fair value of warrants cancelled in exchange for the issuance of notes payable, in error. The excess of fair value of the warrants returned and cancelled over the value of the notes issued of $46,000, plus an additional $10,000 decrease in fair value of the warrant liability prior to the exchange, totaling $56,000, should have been recorded as a reduction of warrant expense for the three and six months ended June 30, 2006. Also, during the quarter ended June 30, 2006, we had recorded the value of our convertible preferred stock issued as part of the price to purchase ArtSelect, Inc. at $4.83 million, based on an erroneous preliminary estimate. The actual value was ultimately determined to be $3.15 million.

Finally, there was an error in our calculation of the weighted average number of common shares outstanding, basic and diluted for the six months ended June 30, 2006 of 77,569,680 previously reported, which should have been 74,817,306.

The following table illustrates the effect on net loss and loss per share of the corrections of errors to stock based compensation expense, warrant expense and weighted average shares:

$ in thousands, except per share amounts	Three months ended June 30, 2006	Six months ended June 30, 2006
Net loss, as previously reported	$(2,270)	$(4,686)
Stock based employee compensation, as previously reported	(259)	(1,310)
Stock based employee compensation, as restated	(139)	(809)
Net stock based employee compensation adjustment	120	501
Warrant income (expense), as previously reported	118	(147)
Warrant income (expense), as restated	174	(91)
Net warrant income adjustment	56	56
Net loss, as restated	(2,094)	(4,129)
Basic and diluted loss per share, as previously reported	$(0.03)	$(0.06)
Basic and diluted loss per share, as restated	$(0.03)	$(0.06)

The following table illustrates the effect on goodwill and convertible preferred stock of the correction of the error in estimating the value of our convertible preferred stock issued for the acquisition of ArtSelect, Inc.:

$ in thousands	As of June 30, 2006
Goodwill, as previously reported	$7,478
Goodwill, as restated	$5,798
Convertible Preferred Stock, as previously reported	$4,830
Convertible Preferred Stock, as restated	$3,150

The Items which are amended and restated herein for the correction of these errors are:
1.	Part I, Item 1 - Consolidated Financial Statements;
2.
Part I, Item 1 - Consolidated Financial Statements: Note O - Restatements and related changes to: Note B[1] - Basis of Presentation and Going Concern, Note B[21] - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income, Note B[22] - Share Based Payments, Note C - Acquisitions, Note F - Goodwill and Other Intangible Assets, Note I - Operating Segments, Note J - Debt Financings, Note L - Convertible Preferred Stock and Stockholders’ Equity, and Note M - Commitments and Other Matters

3.	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
4.	Part I, Item 3 - Controls and Procedures
5.	Part II, Item 6 - Exhibits

In addition, unrelated to the correction of the errors described above, certain applicable notes to the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been added or modified in order to clarify certain disclosures herein including:
1. Part I, Item 1 - Consolidated Financial Statements: Note B[21] - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income, Note B[22] - Share Based Payments, Note J - Debt Financings, and Note L - Convertible Preferred Stock and Stockholders’ Equity.
2.Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise noted herein, this Amendment No. 1 to Quarterly Report on Form 10-QSB/A does not reflect events occurring after the August 21, 2006 filing of our Quarterly Report on Form 10-QSB in any way, except as required to reflect the effects of this restatement of our financial statements for the periods presented, as deemed necessary in connection with the completion of restated financial statements.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 though some items have been updated to conform to the disclosure contained in our Quarterly Report on Form 10-QSB for the period ending September 30, 2006. These changes do not substantially change the previous disclosure and are being made for the purposes of consistency. These remaining Items are largely not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005
Condensed Consolidated Statement of Changes in Stockholders Equity for the six months ended June 30, 2006
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005
Notes to Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
ITEM 3. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2006	2005
	(Restated - See Note O)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,018	$1,194
Accounts receivable, net allowance for doubtful accounts of $66 and $57	2,831	1,840
Inventory	852	156
Prepaid expenses and other current assets	708	277
Total current assets	11,409	3,467

Property, plant and equipment, net	8,135	7,602
Photo collection, net	1,655	1,715
Goodwill	5,798	2,263
Contracts with photographers, net	824	929
Deferred rent receivable	553	541
Intangible assets, net	9,416	3,882
Restricted cash	750	---
Other	110	115
Total assets	$38,650	$20,514

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, unsecured	$ ---	$1,050
Accounts payable	1,717	850
Accrued compensation	540	154
Accrued expenses	1,008	569
Royalties payable	1,356	1,180
Warrant obligation	63	187
Deferred revenue	237	151
Other	112	272
Total current liabilities	5,033	4,413

LONG-TERM LIABILITIES
Senior secured convertible notes payable, net - related party	15,500	---
Senior secured notes payable, net - related party	2,368	---
Loan payable from sale-leaseback of building, less current portion	7,425	7,438
Senior secured notes payable, net - related party	---	2,316
Other	119	126

Total liabilities	30,445	14,293

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2006	2005
	(Restated - See Note O)
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,590	2,800

CONVERTIBLE PREFERRED STOCK, $.001 par value; 3,150 shares issued and outstanding	3,150	---

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; 100,000 shares authorized; no shares and 14,480 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	---	---
Common stock; $.001 par value; 100,000,000 shares authorized; 81,735,620 and 74,115,012 shares issued; and 78,055,845 and 70,435,237 shares outstanding, at June 30, 2006 and December 31, 2005, respectively	82	74
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	20,356	17,583
Deferred compensation	---	(115)
Accumulated deficit	(18,314)	(14,185)
Accumulated comprehensive income	341	64
Total stockholders' equity	2,465	3,421

Total liabilities and stockholders' equity	$38,650	$20,514

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated - See Note O)		(Restated - See Note O)

Revenue	$4,511	$2,327	$7,446	$4,639

COSTS AND EXPENSES
Cost of revenue (excludes related amortization for three months of $383 and $174, six months of $766 and $348)	1,701	716	2,604	1,428
Selling, general and administrative	3,819	1,954	6,624	3,520
Depreciation and amortization	830	359	1,433	712
TOTAL OPERATING EXPENSES	6,350	3,029	10,661	5,660

OPERATING LOSS	(1,839)	(702)	(3,215)	(1,021)

Interest expense	(447)	(332)	(800)	(729)
Warrant income (expense)	174	---	(91)	---
Other income (expense), net	18	49	(23)	(217)

NET LOSS	(2,094)	(985)	(4,129)	(1,967)

Disproportionate deemed dividends	---	---	(157)	---

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(2,094)	$(985)	$(4,286)	$(1,967)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	77,566,527	40,112,391	74,817,306	39,129,773

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
(in thousands)

(unaudited)

	PREFERRED STOCK			COMMON STOCK		TREASURY STOCK						ACCUMULATED
									ADDITIONAL			OTHER
	NUMBER OF			NUMBER OF		NUMBER OF			PAID-IN	DEFERRED	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT		SHARES	AMOUNT	SHARES	AMOUNT		CAPITAL	COMPENSATION	DEFICIT	INCOME	TOTAL
									(Restated See Note O)		(Restated See Note O)

Balance at December 31, 2005	14		$--	74,115	$74	(3,680)	$	---	$17,583	$(115)	$(14,185)	$64	$3,421

Stock options exercised	---		---	678	1	---		---	100	---	---	---	101
Stock warrants exercised	---		---	4,000	4	---		---	1,196	---	---	---	1,200
Issuance of common stock upon the conversion of preferred stock issued as part of the purchase price of Ingram Publishing Limited	(14)		---	2,523	3	---		---	(3)	---	---	---	---
Stock based compensation	---		---	---	---	---		---	809	---	---	---	809
Stock issuance for brokers’ cost in connection with issuance of Senior Secured Convertible Issuance	---		---	107	---	---		---	62	---	---	---	62
Warrants issued in connection with ArtSelect acquisition	---		---	---	---	---		---	375	---	---	---	375
Issuance of common stock upon the conversion of SuperStock seller preferred stock	---		---	375	---	---		---	210	---	---	---	210
Reversal of deferred compensation	---		---	---	---	---		---	(115)	115	---	---	---
Cancellation of restricted stock due to executive separation	---		---	(62)	---	---		---	---	---	---	---	---
Shares payable settlement costs	---		---	---	---	---		---	139	---	---	---	139
Net loss	---		---	---	---	---		---	---	---	(4,129)	---	(4,129)
Foreign currency translation adjustment	---		---	---	---	---		---	---	---	---	277	277

Balance at June 30, 2006	---	$	---	81,736	$82	(3,680)	$	---	$20,356	$ ---	$(18,314)	$341	$2,465

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
($ in thousands)
(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30,	2006	2005
	(Restated - See Note O)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,129)	$(1,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,433	712
Amortization of finance costs	11	24
Loss on disposal of equipment	76	16
Change in fair value of warrant obligation	137	---
Gain on exchange of debt for cancelled warrants	(46)	---
Stock option compensation	722	369
Compensation from the issuance of restricted stock	87	---
Deferred compensation	---	(249)
Amortization of debt discount	---	106
Loss on extinguishment of debt	---	371
Settlement of claim expense paid with common stock	139	---
Other	74	20

Changes in assets and liabilities:
Accounts receivable	(418)	(349)
Prepaid expenses and other current assets	(483)	---
Inventory	60	(35)
Accounts payable and accrued expenses	852	(181)
Deferred revenue	87	---
Foreign income tax payable	(170)	---
Other	1	(36)
NET CASH USED IN OPERATING ACTIVITIES	(1,567)	(1,199)

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
($ in thousands)
(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30,	2006	2005
	(Restated - See Note O)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ArtSelect, net of cash acquired of $231	(4,476)	---
Investment in property, plant and equipment	(284)	(261)
SuperStock earn-out	(206)	---
Investment in photo collection	(195)	(9)
Restricted cash for lease deposit	(750)	---
Other	(9)	---
NET CASH USED IN INVESTING ACTIVITIES	(5,920)	(270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured convertible notes payable - related party, net	15,285	---
Payment of senior secured notes payable - related party	(2,250)	2,250
Payment of convertible subordinated notes payable	---	(1,250)
Payment of unsecured notes payable	(1,050)	---
Net proceeds from the exercise of stock options	100	---
Net proceeds from the exercise of stock warrants	1,200	---

Payment of promissory note payable	(33)	(33)
Other	37	3
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,289	970

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALANTS	22	96
NET INCREASE (DECREASE) IN CASH	5,824	(403)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,194	717

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,018	$314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid	$178	$	---
Interest paid	635		405

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of convertible preferred stock as part of ArtSelect acquisition	3,150	$	---
Issuance of senior secured note payable as part of ArtSelect acquisition	2,350		---
Issuance of warrants as part of ArtSelect acquisition	375		---
Issuance of common stock for financing costs	62		---
Issuance of senior convertible debt in exchange for cancellation of warrants	215		---
Debt discount recorded for the issuance of warrants in connection with unsecured note payable and convertible subordinated notes payable	---		10
Deferred compensation	---		369
Accrued purchase price payable	85		62
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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of presentation / Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We have sustained significant recurring losses and at June 30, 2006 had an accumulated deficit of $18.3 million that raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included a going concern explanatory paragraph in their report in connection with their audit of our consolidated financial statements for the year ended December 31, 2005. We will need to raise cash from equity and debt financings to fund any additional acquisitions, and may need to raise cash in such manner to fund our operations. If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern. See Note J describing recent $15.5 million financing. At June 30, 2006, we had cash of $7.0 million and working capital of $6.4 million.

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

[2] Principles of consolidation:

The condensed consolidated financial statements include all of our accounts including our primary operating subsidiaries, SuperStock (U.S.), ArtSelect (U.S.) (acquired on May 15, 2006), and SuperStock Limited (UK), which includes Ingram Publishing (acquired during October 2005). The minority interest in the consolidated balance sheets at June 30, 2006 and December 31, 2005 represents the interest of the holders of preferred shares of SuperStock (“SuperStock Seller Preferred”), which are exchangeable into common shares of a21, Inc. All significant intercompany balances and transactions have been eliminated.

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

[4] Cost of revenue:

Cost of licensing fee revenue reflects royalties on revenue generated from images licensed under contracts with photographers. Royalties are expensed in the period that they are incurred. Cost of revenue excludes amortization of revenue generating assets. ArtSelect cost of product sales reflects payments made to suppliers of art content, framing materials, and shipment and handling costs.

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

[10] Deferred Rent Receivable

During 2004, we entered into an agreement to sublease a significant portion of our headquarters and SuperStock facility for a term of six years with an option to renew for an additional two-year term. Statement of Financial Accounting Standards (“SFAS 13”), “Accounting for Leases”, requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, we recognize total contractual minimum lease payments, including scheduled rent increases, as rental income evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due are reported as a long-term receivable. We monitor this asset for collection risk and will establish reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from our expectations.

[11] Defined Contribution Employee Benefit Plan

We maintain defined contribution retirement plans pursuant to Section 401(k) of the Internal Revenue Code (the Plan), in which U.S. employees at least 21 years of age may participate after completing six months of service. Eligible employees may contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limitations. The Company may match employee contributions on a discretionary basis. No such discretionary matching contributions were made in 2006 or 2005.

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

[17] Other income (expense):

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Currency transaction (loss) gain	$83	$52	$95	$105
Loss on extinguishment of debt	---	---	---	(371)
Expense from foreign sales tax credit	(44)	---	(71)	---
Other	(21)	(3)	(47)	49
	$18	$49	$(23)	$(217)

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

Comprehensive income (loss) was as follows:

($ in thousands)	Six Months Ended June 30,
	2006	2005

Net loss	$(4,129)	$(1,967)
Foreign currency translation adjustments	277	96
Total comprehensive loss	$(3,852)	$(1,871)

[22] Share based payments:

We have a 2005 Stock Option Plan and a 2002 Stock Option Plan, which are described in our consolidated financial statements for the year ended December 31, 2005 filed on Form 10-KSB/A. Prior to January 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, no compensation cost was recognized for options granted to employees and directors at exercise prices, which equaled or exceeded the market price of our Common Stock at the date of grant. In addition, for certain options with modifications of terms which resulted in variable accounting, compensation cost was recognized by marking the option’s value to market at each reporting period. Stock-based employee compensation cost (benefit) was recognized as a component of selling, general and administrative expense in the Statement of Operations. For the three and six months ended June 30, 2005, there was no stock-based compensation expensed for employees.

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

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the three and six months ended June 30, 2006, is approximately $121,000 and $722,000 higher, respectively, than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes due to the valuation allowance for our U.S. deferred tax assets due to our lack of operating history. Total compensation cost for share based payment arrangements recognized for the three and six month periods ended June 30, 2006 was $139,000 and $809,000, respectively. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the three and six months ended June 30, 2005 (unaudited):

$ in thousands, except per share amounts	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss	$(985)	$(1,967)
Stock based employee compensation included in net loss	---	---
Less: Stock-based employee compensation using the fair value method	(39)	(61)

Pro forma net loss	$(1,024)	$(2,028)

Loss per share - basic and diluted
As reported	$(0.02)	$(0.05)
Pro forma	$(0.03)	$(0.05)

The above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three and six months ended June 30, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair-value method for such periods. The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. The following weighted average assumptions were used for stock options granted during the three and six months ended June 30, 2005: no annual dividends; expected volatility of 80%; risk free interest rate of 3.00%, and expected life of 5 years.

As a result of the February 9, 2006 stockholder approval of our 2005 Stock Plan, although the exercise price of $0.30 was greater than the prevailing market price of the underlying common stock when originally granted during 2005, for GAAP purposes the grant date used to measure fair value of 4,108,060 stock options valued at $1.1 million was the February 9, 2006 stockholder approval date, at which time the market price of the underlying common stock was $0.37. The weighted-average grant-date fair value of these option grants was $0.28 per share. The weighted average fair value of all options granted during the six months ended June 30, 2006 was $0.32 per share. The fair value of options granted is estimated using the Black-Scholes option pricing model. The following assumptions were used for stock options granted during the three and six months ended June 30, 2006, respectively:  no annual dividends; expected volatility of 117%; risk free interest rate ranging from 3.50% to 4.00%; expected life ranging from 3 to 5 years. Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for the most recent two years. We believe this method produces an estimate that is representative of our expectations of the future volatility over the expected term of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based upon share option exercises, pre and post vesting terminations and share option term expiration. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.

During May and June 2006, we modified and accelerated the vesting for options to purchase 200,000 shares of our common stock held by certain former executives as part of their separation agreements with the Company. The fair value of the modifications of $70,000 has been recognized as incremental compensation expense during the six months ended June 30, 2006. This amount is included in the $809,000 of total compensation cost discussed above.

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

Additional information relative to our employee options outstanding at June 30, 2006 is summarized as follows (unaudited):

The following summarizes our stock option activity for the six months ended June 30, 2006:

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2005	4,547,623	$0.32

Granted	4,783,060	$0.34
Exercised	(802,850)	$0.18
Forfeited	(424,772)	$0.30
Cancelled	(66,668)	$0.15
Balance, June 30, 2006	8,036,393	$0.35

Exercisable, December 31, 2005	4,547,623	$0.32

Exercisable, June 30, 2006	6,314,811	$0.33

The options to acquire 802,850 common shares exercised include certain options exercised on a cashless basis, resulting in the issuance of 678,447common shares.

The following table summarizes information about stock options outstanding at June 30, 2006:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable

$0.15	54,167	1 year	54,167
$0.25	1,256,500	1 year	1,256,500
$0.30	5,485,726	3 ½ years	4,562,894
$0.34	165,000	4 1/2 years	41,250
$0.46	400,000	5 years
$0.50	160,000	1 year	160,000
$0.83	275,000	5 years	---
$1.00	120,000	1 year	120,000
$1.50	120,000	1 year	120,000
	8,036,393	3 years	6,314,811

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 was $343,000 and $306,000, respectively. This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $356,000.

Prior to January 1, 2006 the Company had granted 3,190,000 non-plan restricted shares to certain members of management that included 838,750 shares not fully vested as of that date. During the six months ended June 30, 2006, 671,250 of such shares vested and the fair value of the vested shares of $18,000 and $87,000 has been recognized as compensation expense during the three and six months ended June 30, 2006, respectively. The following is a summary of the status of and changes to the Company’s non-vested shares as of and for the six months ended June 30, 2006:

	Non-vested Shares	Weighted Average Grant-Date Fair Value

Balance, December 31, 2005	838,750		$0.14

Granted	---	$	---
Vested	(671,250)		$0.13
Forfeited	(62,500)		$0.12
Balance, June 30, 2006	105,000		$0.19

At June 30, 2006, there was $732,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements, including options and restricted stock grants. That cost is expected to be recognized over a weighted-average period of 15 months. The total fair value of options and restricted stock grants that vested during the six months ended June 30, 2006 was $809,000.

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

In consideration, the stockholders of ArtSelect received $4.5 million of cash, $2.35 million in secured notes, and $3.15 million of a21 convertible preferred stock valued at $3.15 million. The selling stockholders of ArtSelect also received warrants to purchase 750,000 shares of a21’s common stock at $1.00 per share valued at $0.50 each or $375,000, exercisable for common stock. We have also incurred approximately $205,000 in related transaction costs, which has been recorded as purchase capital. Final adjustments will be made to the purchase price after finalization of ArtSelect’s closing balance sheet expected by December 31, 2006

($ in thousands)
Cash	$4,500
Convertible preferred stock	3,150
Seller secured notes	2,350
Warrants	375
Capitalized transaction costs	205
$10,580

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

The convertible preferred stock fair value was determined using the as-if converted value $3.15 million. The convertible preferred stock has certain liquidation preferences and, pursuant to an exchange agreement entered into with each of the holders of preferred stock, after a21 increases the number of its authorized shares of common stock, is exchangeable for a21’s common stock at a minimum price per share of $0.75, subject to adjustment pursuant to weighted average anti-dilution provisions contained in the transaction documents.

On May 16, 2006, the holders of convertible preferred stock elected to exchange all of the convertible preferred stock for an aggregate of 4,200,000 shares of a21’s common stock at a the minimum conversion price of $0.75 per share. Pursuant to the terms of the exchange agreement with such holders, the exchange stock was issued by a21 in August 2006 after we reincorporated in Delaware, pursuant to which a21 increased the number of authorized shares of its common stock in part to accommodate such exchange.

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

($ in thousands)
Tangible assets	$2,587
Specifically identifiable intangible assets*	6,000
Goodwill	3,258
Liabilities assumed	(1,265)
$10,580

* - preliminary estimate; subject to completion of formal valuation by independent expert.

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

($ in thousands, except per share amounts)	Six months ended June 30,
	2006	2005
Total revenue	$12,040	$12,305

Net loss	(4,277)	(1,837)

Net loss per share, basic and diluted	$(0.06)	$(0.05)

Proforma weighted average number of common shares outstanding, basic and diluted	74,817,306	39,129,773

NOTE D - INVENTORIES

The major components of inventories are summarized as follows:

($ in thousands)	June 30, 2006	December 31, 2005

Framed art materials	575	---
Framed art finished product	186	---
Compact disk product	91	156
	$852	$156

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are summarized as follows:

($ in thousands)	June 30, 2006	December 31, 2005

Land and building	7,768	7,768
Office equipment and furnishings	652	375
Technology equipment	467	430
Software	685	147
Less: Accumulated depreciation	(1,437)	(1,118)
	$8,135	$7,602

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

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is comprised of $3.3 million of goodwill associated with the acquisition of ArtSelect, $1.3 million of goodwill associated with the acquisition of SuperStock, and $1.3 million of goodwill associated with the acquisition of Ingram. Superstock and Ingram are both included in the “Superstock” segment in Note I below.

($ in thousands)
Goodwill at December 31, 2005	$2,263
SuperStock earnout	136
Cumulative foreign currency translation of Ingram goodwill	141
ArtSelect goodwill	3,258
Goodwill at June 30, 2006	$5,798

Identifiable intangible assets, net of amortization at June 30, 2006 are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation		Net	Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(68)	$	---	$48	48
Ingram license agreements	2,440	(366)		123	2,197	60
Ingram non-compete agreements	790	(198)		35	627	36
Ingram customer relationships	420	(105)		19	334	36
Ingram distribution agreements	270	(68)		12	214	36
Ingram trademark	220	(82)		8	146	24
ArtSelect intangible assets*	6,000	(150)		---	5,850	60
Intangible assets	$10,256	$(1,037)		$197	$9,416

* - preliminary estimate; completion of formal valuation by independent expert and any purchase accounting adjustments are expected by December 31, 2006. We estimate the most significant ArtSelect intangible asset to be customer relationships.

Amortization expense during the three months ended June 30, 2006 and 2005 totaled $431,000 and $7,000, respectively. Amortization expense during the six months ended June 30, 2006 and 2005 totaled $711,000 and $15,000, respectively.

Approximate remaining annual amortization expense is as follows for each of the following years: 2006: $1.2 million, 2007: $2.3 million, 2008: $2.1 million, 2009: $1.7 million, and 2010: $1.6 million.

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

NOTE H - MINORITY INTEREST

Minority interest represents 1,541,713 shares of SuperStock Seller Preferred held by the former owners of SuperStock at June 30, 2006, which is exchangeable for 4,625,139 shares of a21’s common stock. The SuperStock Seller Preferred has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except liquidation. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $4.0 million or 16% of the total liquidation distributions after creditors. The minority interest is valued as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

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

The following table presents information about our segment activity as of June 30, 2006 and 2005, and for the three and six months then ended.

($ in thousands)
Three months June 30, 2006		Corporate	SuperStock	ArtSelect	Total

Revenue	$	---	$3,023	$1,488	$4,511

Segment operating loss		(973)	(801)	(65)	(1,839)

Segment total assets		498	26,696	11,456	38,650

Segment long-lived assets	$	---	16,091	9,737	25,828

Six months June 30, 2006		Corporate	SuperStock	ArtSelect	Total

Revenue	$	---	$5,958	$1,488	$7,446

Segment operating loss		(1,951)	(1,199)	(65)	(3,215)

Prior to the ArtSelect acquisition, we had operated domestically and internationally. No customer represented 10% or more of our total revenue in the periods presented. The following table presents information about our domestic and international activity as of June 30, 2005 and for the three and six months then ended.

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

NOTE J - DEBT FINANCINGS

$15.5 Million Senior Secured Convertible Notes

During April 2006, we entered into a securities purchase agreement (“Purchase Agreement”) with certain purchasers and Queequeg Partners, LP, as agent (“Agent”), whereby we issued $15.5 million of 5% Senior Secured Convertible Notes (“Senior Convertible Notes”).We received net proceeds of $11.7 million in cash, after the repayment of certain outstanding debt of $3.3 million, exchange of Notes totaling $215,000 to retire warrants to purchase 637,500 shares of a21’s common stock, repayment of total interest due of $216,000, and the payment of a finder’s fee of $100,000. Queequeg Partners L.P. and Queequeg, Ltd. (each of which are affiliated with Ahab Capital Management, Inc., which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006) (collectively “Ahab”), and StarVest Partners, LP (“StarVest”), which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006, purchased a portion of the Notes sold in this transaction. As part of this transaction, we released $690,000 of certificate of deposits (“CDs”), which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our facility in Jacksonville, Florida and replaced the deposit with new CDs from the net proceeds of the financing.

The Senior Convertible Notes are secured by substantially all of our assets. They are convertible into 23,846,154 of a21’s common stock at a minimum conversion price of $0.65 per share, subject to adjustment as provided in the Senior Convertible Notes after we increase the number of authorized shares of our common stock. In addition, the conversion price of the Senior Convertible Notes may be adjusted based on a weighted average anti-dilution formula in the event of issuances of a21’s common stock at a price per share below $0.65. The minimum conversion price is set at $0.50 per share on a diluted basis. The interest on the Senior Convertible Notes is payable quarterly in arrears, and the principal will be due and payable on March 31, 2011. If the 45-day volume weighted average price of a21’s common stock equals or exceeds $1.00 per share, the Senior Convertible Notes will automatically be converted into a21’s common stock under certain conditions.

The Senior Convertible Notes include customary events of default, including the failure to pay any principal or interest when due, the breach of any covenant, term or condition of the Senior Convertible Notes, the breach of any representation or warranty in the Purchase Agreement, Senior Convertible Notes or other documents executed in connection with the transactions contemplated thereby, defaults in the performance of any other indebtedness of greater than $500,000, the insolvency or bankruptcy of a21, and the SEC issuing a stop trade order or suspension of trading relating to a21’s common stock. Upon the occurrence of an event of default, each Note will become due and payable, either upon notice from the agent for the holders of Senior Convertible Notes at the direction of the holders of a majority of the outstanding principal amount of the Senior Convertible Notes or automatically, depending on the particular event of default.

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

We have evaluated the terms of the Senior Convertible Notes to determine whether at issuance the conversion feature should be separated and measured at fair value under SFAS No. 133 “Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The instrument should not be accounted for as “conventional convertible debt”, as defined EITF 00-19, as a result of the conversion price reset provisions described above. We determined that the embedded conversion feature is not required to be separated and accounted for as a liability or equity. With respect to the registration rights and the liquidated damages described above, we have determined that a discount on an unregistered share of the Company’s common stock subject to the registration rights agreement associated with the Senior Convertible Notes would exceed the liquidated damages.

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

Senior Secured Notes - ArtSelect Sellers

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received $2.35 million in secured notes. The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes will be accrued and added to the principal of the notes. After the first year, interest will be payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Notes). The $2.4 million balance, including accrued interest, recorded on our condensed consolidated balance sheet at June 30, 2006 is included in the caption “Secured notes payable, net- related party”.

Warrant Liability

Pursuant to the provisions of EITF 00-19, we recorded the value of certain warrants as a current liability, with subsequent changes in fair value to be reflected in the consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to respective registration rights agreement. As of June 30, 2006 and December 31, 2005, the warrants were valued at $63,000 and $187,000, respectively. The change in valuation for the six months ended June 30, 2006 was an expense of $137,000. This expense was offset by the $46,000 of income resulting from the cancellation of warrants valued at $261,000 exchanged for Senior Convertible Notes of $215,000, as described above, resulting in non-operating warrant income (expense) of $174,000 and ($91,000) for the three and six months ended June 30, 2006.

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

The following table summarizes our annual maturities under the loan payable on building:

($ in thousands)
2006	$12
2007	35
2008	55
2009	80
2010	110
Thereafter	7,158
7,450
Less: Current Portion	(25)
Long Term Portion	$7,425

The current portion of the loan payable is included in other current liabilities.

NOTE L - CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

[1] Common and Preferred stock (See Note N):

At June 30, 2006 we were authorized to issue 100,000 shares of its $.001 par value preferred stock at face value $100 per share, which has the rights, preferences, and privileges as determined by our Board of Directors. See Note N describing our reincorporation from Texas to Delaware and the subsequent increase in our authorized common and preferred stock.

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

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received 10,000 shares of a21 convertible preferred stock valued at $3.15 million, determined using the as-if converted value. On May 16, 2006, the holders of convertible preferred stock elected to exchange all of the convertible preferred stock for an aggregate of 4,200,000 shares of a21’s common stock at a per share price of $0.75. Pursuant to the terms of the exchange agreement with such holders, the exchange stock is issuable by a21 after the Company reincorporates in Delaware, and, in connection therewith, increases the number of authorized shares of its common stock, in part, to accommodate such exchange. The trading price of a21’s common stock was $.83 at the closing date of the ArtSelect acquisition, which was the commitment date of the convertible preferred stock, compared to the conversion price of $0.75 per share, resulting in a contingent beneficial conversion value of $336,000 on the May 16, 2006 acquisition date. The conversion is contingent on the increase in authorized shares. Once this occurs, we will record a deemed dividend of $336,000.

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

In connection with the July 2006 settlement of certain claims made by a stockholder and three of his affiliates against the Company, we will issue 450,000 shares of our common stock in exchange for a general release of all claims such persons may have had against us. We have recognized the related fair value of such shares of $139,000 as settlement expense included in general operating expense in our Statement of Operations, with a corresponding increase to additional paid in capital during the three and six months ended June 30, 2006. The fair value was determined based upon the prevailing common stock trading market price per share at the time the agreement was reached.

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

On February 16, 2006, an information statement was mailed or furnished to our stockholders in connection with the authorization and approval by a majority of the Board of Directors of the 2005 Plan at a meeting held on March 10, 2005 and the subsequent adoption of such corporate action by written consent on February 9, 2006 of a majority of our stockholders. Such adoption constitutes the approval and consent of the action. The 2005 Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock and unrestricted stock of up to an aggregate of 6,000,000 shares of common stock to officers, employees and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2005 Plan. Stock options issued under the 2005 Plan typically have a five-year term and vest prorata over periods generally ranging from one to three years except as otherwise provided in accordance with specific agreements. The exercise price typically is no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B[22]. As of June 30, 2006, there were shares available for grant under the 2005 Plan of 1,620,292.

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

We appointed an interim President and Chief Operating Officer whom is also a member of our Board of Directors. We entered into an employment agreement with him pursuant to which, effective June 19, 2006, he will receive a salary of $20,000 per month and a one-time bonus of $30,000. He was granted options to purchase 400,000 shares of a21’s common stock, exercisable at $0.46 per share, all of which will vest on December 31, 2006 and expire on June 19, 2011. The fair value of these options of approximately $120,000 is being accounted for a compensation expense under SFAS 123R over the vesting period. The employment agreement has a term of six months and may be terminated by either party without cause on 30 days written notice to the other party. In addition, we may terminate the employment agreement immediately for cause, as defined in the employment agreement.

The Company terminated its employment of its then President on June 19, 2006. Pursuant to the terms of a termination agreement between the Company and its then President, dated June 29, 2006, he resigned from the a21 and SuperStock Board of Directors and from any other positions he held with our subsidiaries. Pursuant to the termination agreement, we will pay him severance of approximately $53,000, in installments over approximately five months in accordance with our normal bi-monthly payroll cycle. In addition, we accelerated the vesting of 100,000 of his unvested stock options, and also agreed that his vested and unexercised stock options totaling 500,000 shares could be exercised on a cashless basis until their expiration date of September 19, 2006. Pursuant to the agreement he may not sell any shares of a21's common stock, including restricted shares owned or shares owned upon exercise of his vested options prior to their expiration, until June 19, 2007, except that he may sell up to 350,000 shares in a private transaction with a third party. The resignation from our Board of Directors did not result from a disagreement with the Company on any matter relating to our operations, policies, or practices. The modification of vesting of his stock options resulted in additional fair value of approximately $16,000 which was recognized as compensation expense during the three and six months ended June 30, 2006.

The Company terminated its employment of its then Chief Creative Officer on May 25, 2006. Pursuant to the terms of an agreement between the Company and its then Chief Creative Officer, dated June 12, 2006, he agreed that his employment with the Company terminated as of May 25, 2006 and he also resigned from the a21 and SuperStock Board of Directors and from any other positions he held with our subsidiaries. Pursuant to the agreement, we will pay him severance of $120,000, in installments in accordance with our normal payroll practices. In addition, we accelerated the vesting of 62,500 of his unvested shares of restricted stock and 100,000 of his unvested stock options. We also agreed that he may exercise all of his vested stock options totaling 300,000 shares until the earlier of (i) the date such vested stock options would otherwise have expired by their terms, or (ii) May 25, 2007. In addition, he acknowledged and agreed that all right, title and interest in and to the approximately 1,205 images he photographed while an employee of SuperStock are the sole and exclusive property of the SuperStock. The resignation from our Board of Directors did not result from a disagreement with the Company on any matter relating to our operations, policies, or practices. The modification of vesting and the extension of the exercise period of his vested stock options resulted in additional fair value of approximately $54,000, which was recognized as compensation expense during the three and six months ended June 30, 2006.

[2] Lease commitments

As described in Notes E and K above, we have capitalized our facility under the terms of a sale and leaseback transaction. In June 2004, we entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two-year term. The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease. The total lease payments in accordance with the terms of the agreement are $3.5 million. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as deferred rent receivable of $553,000 and $541,000 at June 30, 2006 and December 31, 2005, respectively.

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

[4] Settlement:

In connection with the July 2006 settlement of certain claims made by a stockholder and three of his affiliates against the Company, we issued 450,000 shares of a21 common stock in exchange for a general release of all claims such persons may have had against us. We have recognized the related value of such shares of $139,000 as settlement expense included in general operating expenses in our Statement of Operations for the three and six months ended June 30, 2006.

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

NOTE O - RESTATEMENTS

The consolidated financial statements for the period ending June 30, 2006 contain  restatements to reflect a reduction in selling, general and administrative expenses and a decrease to warrant expense. In connection with our adoption of SFAS 123(R) during 2006, we previously recognized stock compensation expense during the three and six months ended June 30, 2006 as if all options granted were fully vested at grant date rather than over the requisite service (vesting) period as proscribed by SFAS 123(R), resulting in an over expensing of stock compensation of $277,000 and $658,000 for the three and six months ended June 30, 2006. Also, during the quarter ended June 30, 2006, we had erroneously reversed compensation cost totaling $69,000 previously recognized during the quarter ended March 31, 2006 for restricted stock grants that had vested, and recognized no compensation cost for restricted stock grants that vested with a value of $18,000 during the quarter ended June 30, 2006. Finally, during May and June 2006 we modified and accelerated the vesting of options to purchase our common stock held by two former executives as part of their separation agreements with the Company. The fair value of these modifications was $70,000 which should have been recognized as additional stock based compensation expense during the three and six months ended June 30, 2006. These errors resulted in a net over expensing of stock compensation expense of $120,000 and $501,000 for the three and six months ended June 30, 2006.

In connection with our April 2006 $15.5 million financing, we previously recorded an increase of $56,000 to Additional Paid-In Capital for the fair value of warrants cancelled in exchange for the issuance of notes payable, in error. The excess of fair value of the warrants returned and cancelled over the value of the notes issued of $46,000, plus an additional $10,000 decrease in fair value of the warrant liability prior to the exchange, totaling $56,000, should have been recorded as a reduction of warrant expense for the three and six months ended June 30, 2006. Also, during the quarter ended June 30, 2006, we had recorded the value of our convertible preferred stock issued as part of the price to purchase ArtSelect, Inc. at $4,830,000, based on an erroneous preliminary estimate. The actual value was ultimately determined to be $3,150,000.

Finally, there was an error in our calculation of the weighted average number of common shares outstanding, basic and diluted for the six months ended June 30, 2006 of 77,569,680 previously reported, which should have been 74,817,306.

The following table illustrates the effect on net loss and loss per share of the corrections of errors to based compensation expense, warrant expense, and weighted average shares:

$ in thousands, except per share amounts	Three months ended June 30, 2006	Six months ended June 30, 2006
Net loss, as previously reported	$(2,270)	$(4,686)
Stock based employee compensation, as previously reported	(259)	(1,310)
Stock based employee compensation, as restated	(139)	(809)
Net stock based employee compensation adjustment	120	501
Warrant income (expense), as previously reported	118	(147)
Warrant income (expense), as restated	174	(91)
Net warrant income adjustment	56	56
Net loss, as restated	(2,094)	(4,129)
Basic and diluted loss per share, as previously reported	$(0.03)	$(0.06)
Basic and diluted loss per share, as restated	$(0.03)	$(0.06)

The following table illustrates the effect on goodwill and convertible preferred stock of the correction of the error in the estimated the value of the convertible preferred stock issued for the acquisition of ArtSelect, Inc.:

$ in thousands	As of June 30, 2006
Goodwill, as previously reported	$7,478
Goodwill, as restated	$5,798
Convertible Preferred Stock, as previously reported	$4,830
Convertible Preferred Stock, as restated	$3,150

As a result of the above error corrections, as of and for the six months ended June 30, 2006, additional paid-in capital changed from $20.9 million to $20.4 million, accumulated deficit changed from $(18.9 million) to $(18.3 million), net cash used in operating activities changed from $(1.8 million) to $(1.6 million), and net cash provided by financing activities changed from $13.6 million to $13.3 million.

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

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties, and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Acquisition of ArtSelect

On May 16, 2006, we acquired ArtSelect, Inc. ArtSelect supplies home and office framed and unframed wall décor to retailers, catalogers, membership organizations, and consumers through both online and traditional retail and wholesale distribution channels. In consideration, the stockholders of ArtSelect received $4.5 million of cash, $2.35 million in secured notes, and Convertible Preferred Stock valued at $3.15 million. The stockholders of ArtSelect also received warrants to purchase 750,000 shares of a21’s common stock at $1.00 per share (the “Warrants”). Final adjustments will be made to the purchase price after finalization of ArtSelect's closing balance sheet, which is expected to occur by December 31, 2006. The Notes bear interest at 6% per year and mature on the earlier to occur of a change of control and May 15, 2009. The first year of interest on the principal balance of the Notes will be accrued and added to the principal of the Notes. After the first year, interest will be payable quarterly, in arrears. The Notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the Notes are junior to the previously issued Senior Notes). The Warrants expire four years from the closing date of the merger.

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

Approximately 45% of the increase was attributable to the ArtSelect acquisition, approximately 15% of the increase was attributable to the Ingram acquisition, approximately 7% of the increase was attributable to the adoption of SFAS 123(R), with the balance of the increase attributed to higher corporate costs including legal and audit incurred to support our corporate governance and regulatory compliance requirements.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Share-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $139,000. In accordance with the modified prospective transition method, our condensed consolidated statement of operations for the three months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

WARRANT INCOME. Pursuant to the provisions of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”), during 2005, we recorded the value of certain February 2005 warrants as a current liability, with subsequent changes in fair value to be reflected in the condensed consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to registration rights and because the terms did not include a liquidated damages provision. The decrease in valuation, net of amounts related to the warrants canceled as part of the $15.5 million financing, was $174,000 for the three months ended June 30, 2006 and was recorded as non-operating warrant income.

OTHER INCOME, NET. Other income, net was $18,000 for the three months ended June 30, 2006 compared to other income, net of $49,000 for the same prior year period.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $2.1 million or $0.03 per share, for the three months ended June 30, 2006 compared to net loss of $985,000, or $0.02 per share, for the same prior year period.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $6.6 million for the six months ended June 30, 2006 compared to $3.5 million for the same prior year period.

Approximately 23% of the increase was attributable to the adoption of SFAS 123(R), approximately 25% of the increase was attributable to the ArtSelect acquisition, approximately 15% of the increase was attributable to the Ingram acquisition, with the balance of the increase attributed to higher corporate costs including legal and audit.

Share-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $809,000. In accordance with the modified prospective transition method, our condensed consolidated statement of operations for the six months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

WARRANT EXPENSE. Pursuant to the provisions of EITF 00-19, we recorded the value of certain warrants as a current liability, with subsequent changes in fair value to be reflected in the consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to respective registration rights agreement. As of June 30, 2006 and December 31, 2005, the warrants were valued at $63,000 and $187,000, respectively. The change in valuation for the six months ended June 30, 2006 was an expense of $137,000. This expense was offset by the $46,000 of income resulting from the cancellation of warrants valued at $261,000 exchanged for Senior Convertible Notes of $215,000, as described above, resulting in non-operating warrant expense of $91,000 for the six months ended June 30, 2006.

OTHER EXPENSE, NET. Other expense, net was $23,000 for the six months ended June 30, 2006 compared to other expense, net of $217,000 for the same prior year period. The other expense, net for the six months ended June 30, 2005 includes a $371,000 loss on the extinguishment of the convertible subordinated notes payable.

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

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $4.3 million or $0.06 per share, for the six months ended June 30, 2006 compared to net loss of $2.0 million, or $0.05 per share, for the same prior year period.

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

Net cash used in operating activities for the six months ended June 30, 2006 was $1.6 million, compared to net cash used in operating activities of $1.2 million for six months ended June 30, 2005. The net cash used in operating activities during the six months ended June 30, 2006 was due primarily to the net loss of $4.1 million adjusted for $809,000 of stock compensation, $1.4 million for depreciation and amortization, and an increase in accounts payable and accrued expenses of $852,000 offset by an increase of accounts receivable of $418,000 and increase in prepaid expenses and other current assets of $483,000. Net cash used in operating activities in the six months ended June 30, 2005 was due primarily to the net loss of $2.0 million and the increase of accounts receivable of $349,000 adjusted for $712,000 of depreciation and amortization, $371,000 for loss on extinguishment of debt and $369,000 compensation for the issuance of restricted stock.

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

Net cash provided by financing activities for the six months ended June 30, 2006 was $13.3 million, compared to net cash provided by financing activities of $970,000 for the same prior year period. Net cash provided by financing activities for the six months ended June 30, 2006 resulted substantially from the $15.3 million Senior Convertible debt financing offset by repayments of $3.3 million of outstanding debt. In addition, we realized proceeds of $1.2 million during the six months ended June 30, 2006 upon the exercise of stock warrants. Net cash provided by financing activities in the six months ended June 30, 2005 was mainly due to the new $2.3 million senior secured notes payable offset by the retirement of the $1.3 million convertible subordinated notes payable.
We have sustained significant recurring losses and at June 30, 2006 had an accumulated deficit of $18.3 million that raise substantial doubt about our ability to continue as a going concern and as such caused our independent registered public accounting firm to included a going concern explanatory paragraph in their report in connection with their audit of our consolidated financial statements for the year ended December 31, 2005. In addition to cash that we need to fund operations in 2006, we will need to raise cash from equity and debt financings to fund any additional acquisitions. If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern.

During April 2006, we entered into a securities purchase agreement with certain purchasers and Queequeg Partners, LP, as agent , whereby we issued $15.5 million of 5% Senior Secured Convertible Notes in consideration for which we received net proceeds of $11.7 million in cash, after the repayment of certain outstanding debt of $3.3 million, exchange of Notes totaling $215,000 to retire warrants to purchase 637,500 shares of a21’s common stock, repayment of total interest due of $216,000, and the payment of a finder’s fee of $100,000. Queequeg Partners L.P. and Queequeg, Ltd. (each of which are affiliated with Ahab Capital Management, Inc., which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006) , and StarVest Partners, LP , which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006, purchased a portion of the Notes sold in this transaction. As part of this transaction, we released $690,000 of CDs, which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our facility in Jacksonville, Florida and replaced the deposit with new CDs from the net proceeds of the financing.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms, because of the deficiencies in internal controls over financial reporting which constitute material weaknesses in the design or operation of internal controls that could adversely affect its ability to record, process, summarize and report interim financial data. The material weaknesses identified pertain specifically to the recording of stock based compensation and the recording of the deemed dividend related to warrant repricing.

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

None.

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