Form 10KSB
period 2006-12-31
A21 INC
filed 2007-04-02
CIK 1074436

Draft
Version #11

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: December 31, 2006

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12G-2 of the Exchange Act ☐

State issuer's revenues for its most recent fiscal year: $19.6 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $10,434,554, based on the closing price of the issuer’s common stock on March 29, 2007, as reported by the OTC Bulletin Board. As of March 29, 2007, 87,716,252 shares of the issuer's common stock were outstanding.

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

In this Annual Report on Form 10-KSB, "a21," "the Company," "we," "us," and "our" refer to a21, Inc. and its consolidated subsidiaries, unless the context otherwise dictates. The consolidated financial statements included herein include Ingram Publishing Ltd. and ArtSelect, Inc. from their respective acquisition dates during 2005 and 2006.

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF THE BUSINESS

OVERVIEW

a21, Inc. was incorporated in the State of Texas in October 1998, under the name Saratoga Holdings I, Inc. In February 2004, we acquired SuperStock, Inc. (“SuperStock”). In October 2005, our UK subsidiary SuperStock Ltd. acquired Ingram Publishing Limited (“Ingram”) and in May 2006, we acquired ArtSelect, Inc. (“ArtSelect”). On July 31, 2006, we changed our state of incorporation from Texas to Delaware.

Through SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries and private collections and license the visual content to our customers. Our customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). Our products are sold directly and through a global network of distributors. Ingram is a UK-based provider of subscription, CD-ROM and individual royalty free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities.

ArtSelect supplies home and office framed and unframed wall décor to retailers, catalogers, membership organizations and consumers through both online and traditional retail and wholesale distribution channels.

BACKGROUND

Recent Acquisitions

Ingram Publishing Limited

On October 12, 2005, SuperStock acquired all of the outstanding stock of Ingram from its stockholders. Ingram is a UK-based provider of subscription, CD-ROM and individual royalty-free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities. Ingram’s primary assets include approximately 100,000 images that it licenses from third parties, receivables from its customers and cash. In consideration for the outstanding stock of Ingram, the former stockholders of Ingram received $965,000 in cash, approximately $1.3 million of our preferred stock which was convertible into 2,896,000 shares our common stock at a minimum price of $0.50 per share, and 3,620,000 shares of our common stock. In addition, we paid off Ingram debt of $1.5 million, and paid transaction costs of approximately $530,000. Ingram had no other significant liabilities at closing other than normal accounts payable and accrued expenses. Our preferred stock issued in connection with the acquisition of Ingram was converted into 2,522,648 shares of our common stock on March 14, 2006.

ArtSelect

On May 16, 2006, we acquired ArtSelect. ArtSelect supplies home and office framed and unframed wall décor to retailers, catalogers, membership organizations, and consumers through both online and traditional retail and wholesale distribution channels. The primary reason we acquired ArtSelect was that it provided us with technology, business partners, and infrastructure to sell framed imagery. In connection with the acquisition, the former stockholders of ArtSelect received $4.5 million of cash, $2.4 million in secured notes, and 10,000 shares of a21 convertible preferred stock valued at $3.15 million. The selling stockholders of ArtSelect also received warrants to purchase 750,000 shares of a21’s common stock exercisable at $1.00 per share and valued at $0.50 per share or $375,000. We have also incurred approximately $221,000 in related transaction costs. On May 16, 2006, the holders of the convertible preferred stock elected to exchange all of the convertible preferred stock for an aggregate of 4,200,000 shares of a21’s common stock at the minimum conversion price of $0.75 per share. Pursuant to the terms of the exchange agreement with such holders, the exchange stock was issued by a21 in August 2006 after we reincorporated in Delaware, pursuant to which a21 increased the number of authorized shares of its common stock in part to accommodate such exchange.

OPERATIONS AND TECHNOLOGY

Through SuperStock and its subsidiary Ingram, we aggregate visual content from photographers, photography agencies, archives, libraries and private collections, and make such visual content available to creative professionals at advertising and design agencies, publishing and media entities, in-house communication departments and outside corporate communications firms, small and home office businesses, and the general public.

SuperStock’s Images are not typically sold but their reproduction and usage rights are licensed. Such licenses fall generally into two types - rights-managed and royalty-free. A rights-managed license is a limited license whereby the usage (i.e., a magazine advertisement or a billboard), term (either for one-time use or for a specified time) and venue (i.e., within the U.S. or Europe or globally) are fully defined. A royalty-free license is an unlimited license, whereby the image can be reused indefinitely for an unlimited time, as long as the license is not re-sold or transferred. Certain image rights are licensed on a subscription basis typically ranging from one-month to twelve-month terms.

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

Acquisition and distribution of SuperStock’s products is primarily performed digitally. Independent photographers and/or vendors deliver images to use either in digital form or on film, which we then digitize using our in-house scanning facilities. The image files are uploaded onto our online storage facility and are assigned various file names and information. Finally, they are assigned various metadata such as keywords and subject codes, enabling the search engine to find and display the images to our customers.

ArtSelect supplies home and office framed and unframed wall décor to retailers, catalogers, membership organizations and consumers through both online and traditional retail and wholesale distribution channels.

Through ArtSelect’s Private Label Site (PLS) program, ArtSelect creates for its customer-partners branded sub-domains on ArtSelect’s global website. ArtSelect assigns an ArtSelect URL specific to the customer-partner’s branded site. The customer-partner provides ArtSelect with its identifying graphic and ArtSelect prominently displays it on web pages throughout the customer-partner’s branded site. The customer-partner’s identifying graphic also serves as the link to the partner’s website. Limited customization of the customer-partner’s sub-domain is possible upon request.

ArtSelect’s drop-ship wholesale customer-partners offer specific ArtSelect wall décor stock-keeping units, or SKUs, on their websites. Drop-ship wholesale is not linked to a privately labeled sub-domain on the ArtSelect website. The customer-partner is responsible for all promotions, web development, transaction processing, and customer interactions.

Our operating subsidiaries each have a centralized and integrated technology platform as the foundation for website and back-office systems. These platforms enable our customers to search, select, license, transact payments and download our imagery. It also provides for centralized sales order, customer database, finance and accounting management systems. These systems cover many operational activities, from customer interaction and transaction processing, order fulfillment and invoicing, to photographer and vendor royalty reports and payments. Our technology platforms are primarily owned and operated by our operating subsidiaries.

We upgrade our systems as the need and opportunity arises. We are dedicated to regularly upgrading our hardware and search engine to increase its speed and accuracy. We also routinely obtain additional online storage as our library of images continues to grow. Similarly, we continue to build new search and communication tools on our websites in order to improve its functionality and user-friendliness. We use a combination of software developed in house and third party service providers to support our operations.

PRODUCTS

SuperStock’s images are available for delivery to our customers through online downloads or on CD-ROM and may be viewed on our website. Certain of those images may also be viewed on our distributors’ websites. Customers typically search for images by using the search engine on our website. Given any number of input parameters, which include keywords, subject matter, product type and image number, the search engine returns the appropriate images for the customer to peruse and select. The search can then be refined or repeated with modified input parameters. An image search is usually an iterative process. Upon request and for no additional cost to the client, we make available the search capability of our in-house research team. SuperStock’s collection of contemporary photography forms the largest part of our library. It is a comprehensive offering of current and cutting-edge imagery in a wide variety of subjects, such as people and lifestyles, world travel and places, nature and wildlife, business and industry, sports and concepts. The bulk of SuperStock’s vintage collection consists of the Devaney Collection, which is comprised of commercial and advertising photography from the 1940’s through the 1960’s. SuperStock’s broad offering of fine art imagery ranges from prehistoric cave paintings to modern and contemporary pieces from living artists, many artistic movements throughout history, religious and cultural works, and photographs of antiques and artifacts.

ArtSelect sells custom framed art print reproductions on-line through its own website and through privately labeled sub-domains of its website. ArtSelect’s innovative, see it as you design it, “virtual frame-shop” functionality instantly shows shoppers how their finished framed art print would look under each of the selected pairings. Through ArtSelect’s private labeled sub-domains, catalogers and retailers offer their customers ArtSelect’s range of choice in wall décor in their own names, with no perception by their customers that they were not being served by the cataloger or retailer.

For SuperStock, pricing for each customer group varies depending upon product type, with rights-managed images generally selling at a higher price point than royalty-free images. Pricing of rights-managed licenses is determined by a number of factors. These factors are selected by our customers to suit their specific needs. Pricing for images procured through a rights-managed license currently range from approximately $300 for a quarter page editorial inside a magazine to over $10,000 for use in a major print advertising campaign. Pricing for images procured through a royalty-free license currently range from approximately $80 for a low-resolution image to approximately $450 for a high resolution, full-page image. Rights-managed image sales generally require more of the time of our support staff than royalty-free image sales, because of the time and effort required to negotiate and monitor the rights-managed licenses and because rights-managed licensors are often a higher level, more sophisticated customer. SuperStock’s subscription pricing model offers access to certain images for fees ranging from $150 to $600 depending on the term of the license.

For ArtSelect, pricing for each customer group varies depending upon the framed art product type including print, size, and materials. Framed art pieces sold by ArtSelect have an average price of approximately $160 per unit.

CUSTOMERS

SuperStock serves a variety of customers in four major categories: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and retail (the general public). These customer categories are not mutually exclusive. Due to the large number of our customers and their dispersion across many geographic areas, we are not dependent on a single customer or a few customers, the loss of which would have a material adverse effect on us. SuperStock supplies its creative customers with imagery that typically conveys a commercial or advertising message. SuperStock also supplies a variety of imagery for use in the publication of textbooks, magazines, newspapers and web portals where there is a need to illustrate the stories and editorials with imagery. Additionally, SuperStock supplies a variety of imagery for use in business and corporate communications, which may be included in brochures, annual reports, newsletters, websites, and multi-media presentations.

ArtSelect serves a variety of customer-partners who range from major market to mid-market e-tailers. These customer-partners value ArtSelect’s one-stop bundling of technology interface and framed art fulfillment. ArtSelect’s customer-partners are reasonably dispersed, but the loss of a large customer-partner could significantly reduce our revenues.

MARKETING

The SuperStock brand is a fundamental draw and market-positioning device. On occasion, we have been able to co-brand certain image-content products, services and marketing activities with those of certain vendors, especially vendors who have well established brand identities. On occasion, we have used the names of individual photographers, especially those with unique bodies of work or those who are well renowned, in our marketing activities. SuperStock reaches our customers and prospective customers through a variety of marketing activities, which include print advertising, direct mail, web mail and telemarketing. These activities are designed to create and reinforce brand awareness, drive traffic to our website, and advertise our latest products and services. We seek to build and reinforce our brand and promote our latest products and services through ongoing print advertising campaigns in a number of trade publications targeted to reach our professional customers. Direct mail forms are an integral part of SuperStock’s marketing efforts. Our direct mail campaigns consist of postcards, brochures and print catalogs and are designed to depict the most current styles and trends, incorporate our newest photography and appeal to the tastes and expectations of our customers.

ArtSelect typically deploys a targeted partner-customer approach intended to establish key relationships with the appropriate decision makers of its broad e-tailer market. This approach also includes valuable participation at the appropriate related trade industry events.

Our operating companies regularly send e-mails to current and prospective users and partners that contain invitations to visit various pages or features on our websites. Our ongoing effort to update our customer list is also an opportunity to build and reinforce the personal contacts that are critical in servicing our customer’s needs.

SALES AND DISTRIBUTION

SuperStock’s licensing revenue is generated from its direct sales operations in certain markets including the U.S.A., the UK, and Canada and also through revenue sharing arrangements with our distributors in global markets. ArtSelect sells custom framed art print reproductions on-line through its own website and through privately labeled sub-domains of its website. Through ArtSelect’s private labeled sub-domains, catalogers and retailers offer their customers ArtSelect’s range of choice in wall décor in their own names, with no perception by their customers that they are not being served by the cataloger or retailer itself.

SuperStock and ArtSelect’s sales and service staff consists of Account Executives, a Customer Service Group, a Research Team, and a Technical Support Group. Account Executives are assigned key accounts, typically high volume and regular customers, and are responsible for managing and building these relationships. Account Executives are also given the opportunity to prospect for new accounts. The Customer Service Group handles new customers and other inbound inquires. After we assess specific criteria, such as the frequency of its purchases, volume and types of purchases, a customer is typically assigned to an Account Executive for further development. The Research Team provides sales support to the Account Executives and Customer Service Group by completing online searches and image selections based on criteria provided by the client. We also employ a Technical Support Group that provides expertise in web, online and digital imagery applications and assists our customers in using our products.

SuperStock’s imagery is licensed to customers worldwide through its international distribution network. The use of our brand name, licensing rights to the imagery, access to various tools on our website and the provision of digital files are granted under license and revenue sharing arrangements. The appointment of local distributors in various global markets allows us to realize revenue opportunities without building operational infrastructure in different languages, cultures, legal systems and currencies.

INTELLECTUAL PROPERTY

Other than a portion of our library that is fully owned by SuperStock, the copyright to the images that we sell belongs to the independent photographer or company that grants us their licensing and distribution rights. We recognize copyright protection as an invaluable asset and have implemented an outreach process to alert us to unauthorized use of our images. When discovered, the user is notified of the copyright laws and requested to comply by remitting payment. If this action does not result in copyright enforcement, legal action may be pursued.

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

SuperStock’s current competitors include other general visual content providers such as Getty Images, Corbis, Jupitermedia, Masterfile, Punchstock, Index Stock and dozens of smaller stock photography agencies and image content aggregators throughout the world. Many of our competitors are larger than us and have substantially greater financial, technical, and marketing resources than we do.

The market for selling custom framed art print reproductions online is also highly competitive, and we expect such competition to continue in the future. We believe that the main competitive factors include quality of art content, ease of use and functionality of e-commerce offerings, breadth and depth of art content, customer-partner associations, technology, pricing, and sales and marketing. ArtSelect’s current competitors include other providers of online framed art such as Art.com.

EMPLOYEES

As of December 31, 2006, we had a total of approximately 130 employees, all of which are full time employees. We believe our relationship with our employees is good. We have not experienced any labor stoppages. None of our employees is covered by collective bargaining agreements, although UK based employees are subject to statutory requirements as governed by UK law.

DESCRIPTION OF PROPERTY

SuperStock leases a 73,000 square foot building in which our headquarters are located in Jacksonville, Florida, for which it has monthly lease obligations from the current amount of $65,000 increasing to $98,000 during the period through May 2024. In October 2004, SuperStock entered into a sublease agreement with Vurv (formerly Recruitmax Software) under which SuperStock subleased to Vurv approximately 40,000 square feet for remaining monthly payments ranging from $56,000 to $62,000 per month. The sublease terminates on October 31, 2010, subject to Vurv’s renewal option. Superstock also operates leased sales offices in New York City and in London.

ArtSelect leases an 11,300 square foot office space in which its headquarters are located in Fairfield, Iowa, for which it pays $9,900 per month through October 2007. ArtSelect also leases an 18,000 square foot operating space in which its framing operation is located in Fairfield, Iowa, for which it pays $7,900 per month through December 2007.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We operate by Corporate, SuperStock, and ArtSelect segments. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-KSB. The geographic information required herein is contained in Notes to our Consolidated Financial Statements and is incorporated by reference herein.

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

WE HAVE HAD MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS AND PROCEDURES

During 2006, our independent registered public accounting firm has advised us and our Audit Committee that there were material weaknesses in our disclosure controls and procedures. We have taken steps and have a plan to correct the material weaknesses. Management believes that if these material weaknesses are not corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in our consolidated financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us.

WE MAY NOT BE ABLE TO COMPETE WITH EXISTING OR POTENTIAL COMPETITORS

The visual content and online art framing businesses are highly competitive. We believe that competitive factors include quality of images, branding, reputation, service, breadth of content, depth of content, content provider associations, customer associations, technology, pricing, and sales and marketing. Competitors to our SuperStock subsidiary include Getty Images, Corbis, Jupitermedia Corporation, Masterfile, Index Stock, Punchstock and dozens of smaller stock photography agencies. The primary competitor to our ArtSelect subsidiary is art.com. Overall, many of our competitors are significantly larger, have far greater resources, a notably larger customer base, a far greater content provider base, significantly more technology infrastructure, and more well-recognized names in the marketplace than we do, all of which may make it difficult for us to compete effectively. In addition, there are several companies that are aggressively pursuing the visual content market with technology and services that we may not be able to match.

WE RELY ON OUTSIDE CONTENT PROVIDERS, THEREFORE WE MAY NOT BE ABLE TO CONTINUE OPERATIONS WITHOUT ADEQUATE SUPPLY OF CONTENT

We rely on outside sources to provide us with visual content, which we aggregate and make available to our customers. If we are not able to acquire quality content and/or if we are unable to successfully integrate content into our business, we may not be able to continue operations.

IF THE DEMAND FOR OUR IMAGE ARCHIVE DECLINES, OUR OPERATING RESULTS WILL DETERIORATE

If the value of our image archive is reduced through a decline in the demand for the images it contains, revenues could be significantly reduced, which directly impacts operating results and our cost of additional capital.

WE PLAN TO GROW OUR BUSINESS THROUGH ACQUISITIONS AND JOINT VENTURES, WHICH WILL RESULT IN OUR INCURRING SIGNIFICANT COSTS

The acquisition of new businesses is costly, such new businesses may not enhance our financial condition, and we may face difficulties and be unsuccessful in integrating new businesses. The resources expended in identifying, negotiating and structuring acquisitions and joint ventures may be significant and may not result in any transactions. Any future acquisitions will be subject to a number of challenges in integrating new operations into our existing operations, including:

•	diversion of management time and resources;

•	difficulty of assimilating the operations and personnel of the acquired companies;

•	potential disruption of our ongoing business;

•	difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to technology integration;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with acquired businesses

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH WE WILL BE UNABLE TO SUCCESSFULLY OPERATE OUR BUSINESS IN THE FUTURE

Our growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. To manage our expected growth, we will have to implement and improve our operational and financial systems, and we will have to train and manage our growing employee base. We will also need to maintain and expand our relationships with customers, outside content providers and other third parties. If we are unable to effectively manage our growth, our business may become inefficient and therefore may not become profitable.

WE MAY NOT SUCCEED IN ESTABLISHING OUR BRANDS

We believe that having a well-recognized brand name is a critical competitive factor in our industry. If we do not successfully establish our brands, we may not be able to generate enough interest from buyers to consider licensing images from us or from suppliers to entertain licensing their images to us. To successfully develop and maintain our brands, including the “SuperStock” and “ArtSelect” and brands, we will have to invest in marketing, promotion, advertising, sales, distribution, and additional personnel to support them. We cannot assure you that we will have sufficient capital required to successfully develop and maintain our brands or that we will be able to hire qualified personnel to support our brands in the future.

KEY EMPLOYEES ARE ESSENTIAL TO BUILDING OUR CUSTOMER RELATIONSHIPS, THEREFORE IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES, WE WILL BE UNABLE TO SUCCESSFULLY OPERATE OR BUSINESS IN THE FUTURE

We are highly dependent on key employees. Philip N. Garfinkle, our Executive Chairman, John Z. Ferguson, our Chief Executive Officer, Thomas Costanza, our Chief Financial Officer, and other senior management staff, are essential to our ability to establish and maintain relationships with our customers and distributors. Competition in our industry for executive-level personnel is strong, and we can make no assurance that we will be able to hire, motivate and retain highly effective executive employees. The executives named above have existing employment agreements.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN MULTIPLE COUNTRIES

SuperStock sells through a global network of distributors doing business in many countries. During 2006, SuperStock foreign revenues accounted for approximately 18% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

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

•	nationalization and other risks, which could result from a change in government or other political, social or economic instability.

SYSTEMS FAILURES AND SECURITY BREACHES MAY HARM OUR BUSINESS

Any failure of our current technology systems or the technology systems of acquisitions, viruses, any breach of security of our system or the systems of acquisitions, or the perception of a failure or breach of security of such systems, could decrease our customers’ trust in us and our content providers’ trust in us to safeguard confidential and valuable information and assets, which could impact their willingness to do business with us and potentially cause serious interruptions in our services, sales, or operations.

WE RELY ON THIRD PARTIES FOR TECHNOLOGY AND BACKUP SYSTEMS

While we currently manage the majority of our technology on site at our operating locations, some of the technologies and systems are and will be managed by third parties off site on outside servers for website hosting and backup. We may not be able to control access and security to these servers as we would if they were on site. While we make every effort to maximize the security and integrity of our data, we cannot guarantee that third parties will do the same regardless of their contractual obligation to do so.

Additionally, some of our SuperStock distributors both domestically and overseas keep local copies of a portion of our image library on their servers to expedite delivery of images to their clients. We do not have control over the day-to-day management of their technology or the security and integrity of their systems. If our data is compromised, it may be rendered unusable or we may be unable to prevent unauthorized copies of images from our library from entering the marketplace.

YOU MAY SUFFER DILUTION UPON THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND THE CONVERSION OF CONVERTIBLE NOTES AND PREFERRED STOCK

As of December 31, 2006, we had stock options outstanding to purchase 8,974,322 shares of common stock, warrants to purchase 7,257,633 shares of our common stock, SuperStock preferred stock exchangeable into up to 4,025,139 shares of our common stock and notes convertible into 23,846,149 shares of our common stock. To the extent such convertible securities are converted, there will be dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

IN THE FUTURE, WE MAY NEED TO OBTAIN ADDITIONAL FINANCING TO FUND OUR OPERATIONS AND TO ACQUIRE ADDITIONAL BUSINESSES

In the future, we may need to obtain additional financing to fund our operations and to acquire additional businesses. There is no guarantee that we will be able to raise additional capital under terms and conditions that are favorable to us, if at all.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS HAVE REQUIRED SUBSTANTIAL FINANCIAL AND PERSONNEL RESOURCES AND WE STILL MAY FAIL TO COMPLY

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over consolidated financial reporting in our annual reports on Form 10-KSB. In addition, the independent registered public accounting firm auditing our consolidated financial statements must attest to and report on management’s assessment of, and the effectiveness of our internal controls over financial reporting. This requirement is to first apply for management’s assessment in our annual report on Form 10-KSB for our fiscal year ending December 31, 2007, and for the independent registered public accounting firm’s assessment for fiscal year ended December 31, 2008. Depending on a number of variables and the significant resources required to comply, uncertainty exists regarding our ability to comply by applicable deadlines.

WE HAVE A LIMITED OPERATING HISTORY

While SuperStock has been in business since 1973 and ArtSelect since 1998, a21 had very limited operations prior to the acquisition of SuperStock in February 2004. Our operating history and the experience of our management team may be insufficient for you to evaluate our business and future prospects.

PROVISIONS OF OUR CORPORATE DOCUMENTS AND DELAWARE CORPORATE LAW MAY DETER A THIRD PARTY FROM ACQUIRING OUR COMPANY

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

ITEM 2. DESCRIPTION OF PROPERTY

In April 2004, SuperStock contracted with an institutional buyer to sell the approximately 73,000 square foot building in Jacksonville, Florida in which our headquarters is located. This transaction closed in June 2004 and SuperStock received $7.5 million and a closing credit for SuperStock’s benefit of $180,000. SuperStock also entered into a long term lease of the premises with the buyer. With the proceeds of the sale, we repaid the then outstanding mortgage of approximately $4.0 million, repaid an approximately $1.6 million note issued by us in connection with the acquisition of SuperStock, and used the balance as working capital for operations and acquisitions. In September 2004, SuperStock entered into a sublease agreement with Vurv (formerly Recruitmax Software, Inc.) under which SuperStock subleased to Vurv approximately 25,000 square feet with subsequent increases to bring the total to approximately 40,000 square feet of the premises. The remaining sub-lease payments to SuperStock will range from $56,000 to $62,000 per month. The sublease terminates on October 31, 2010, subject to Vurv’s renewal option.

SuperStock operates a small leased sales office in New York City. We also operate a small leased office in London to support our combined UK SuperStock and Ingram sales and product operations.

ArtSelect leases an 11,300 square foot office space in which its headquarters are located in Fairfield, Iowa, for which it pays $9,900 per month through October 2007. ArtSelect also leases an 18,000 square foot operating space in which its framing operation is located in Fairfield, Iowa, for which it pays $7,900 per month through December 2007.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on the Company's results of operations and financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Since September 2003, our common stock has traded on the OTC Bulletin Board under the symbol “ATWO”.

The following table sets forth for the quarterly periods indicated the high and low bid prices of our common stock as reported on the OTC Bulletin Board. The bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	HIGH	LOW
2005
First Quarter	$0.13	$0.09
Second Quarter	0.20	0.07
Third Quarter	0.22	0.13
Fourth Quarter	0.48	0.19
2006
First Quarter	$0.80	$0.31
Second Quarter	0.90	0.34
Third Quarter	0.49	0.24
Fourth Quarter	0.36	0.22

HOLDERS

There were approximately 2,000 holders of record of our common stock on December 31, 2006.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2007 a21 issued 350,000 shares of restricted common stock to Bruce Slywka, an officer of a21 in consideration for services to be rendered by Mr. Slywka to a21. No fees were paid to any party in connection with the issuance of such securities. We issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

On January 10, 2007, we issued 2,111,886 shares of a21 common stock upon the conversion of 703,962 shares of SuperStock Seller Preferred stock. No fees were paid to any party in connection with the issuance of such securities. We issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in "Item 7. Financial Statements."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Following are accounting policies that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain.

Goodwill and Identifiable Intangible Assets

Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment annually effective October 1. When assessing impairment, we apply the implied fair value based on a market capitalization value model. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. At October 1, 2006, the implied fair value of our goodwill significantly exceeded its carrying value, therefore goodwill was not impaired.

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from us and sold, transferred, licensed, rented, or exchanged. Identifiable intangible assets are generally valued based on discounted future cash flows that we estimate will be generated by the assets and are amortized on a straight-line basis over their estimated useful lives. Identifiable intangible assets are reviewed for impairment and the appropriateness of these assets’ estimated useful lives are reviewed whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of the asset is not recoverable and exceeds its fair value. The discounted cash flow models we use to determine the fair value of identifiable intangible assets involve significant assumptions and estimates, including cash flows expected to be generated by the assets, the estimated useful lives of the assets, and our future weighted average cost of capital. As circumstances change, it is possible that future impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. In connection with our 2006 annual impairment assessment, we evaluated and tested the carrying value of the identifiable intangible assets with definite lives that resulted from the Ingram acquisition. As a result of that testing, we have concluded that impairment existed due to decreased revenue and forecasted revenue of our Ingram subsidiary and recorded an impairment charge of approximately $1.7 million for certain Ingram intangible assets at December 31, 2006. No other identifiable intangible assets were determined to be impaired as a result of our assessment.

Estimated Useful Lives of Certain Long-Lived Assets

The estimated useful lives of our most significant property and equipment and identifiable intangible assets are discussed in the footnotes to our consolidated financial statements. Should we determine at some point in the future that the useful lives of these assets are shorter than estimated, it is possible that we would be required to accelerate the amortization, or write off an impaired portion, of these assets.

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

IDENTIFIABLE INTANGIBLE ASSETS

The net book value of our identifiable intangible assets at December 31, 2006 consisted substantially of customer relationships, license agreements, software, and non-compete covenants. We evaluate the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

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

RESULTS OF OPERATIONS 2006 COMPARED TO 2005

REVENUES. Revenues were $19.6 million for 2006 compared to $9.6 million 2005. Approximately 76% of the increase was attributable to the ArtSelect acquisition, approximately 18% of the increase was attributable to the Ingram acquisition, with the balance of the increase attributed to organic growth in the SuperStock business.

COST OF REVENUES. Cost of revenues was $7.4 million for 2006 compared to $3.1 million for 2005. Approximately 83% of the increase was attributable to the ArtSelect acquisition, approximately 10% of the increase was attributable to the Ingram acquisition, with the balance of the increase attributed to the SuperStock business.

As a percentage of respective revenues, cost of licensing sales was 32% for both 2006 and 2005, respectively, and cost of product sales was 47% for 2006, which includes the weighted impact of higher variable cost for ArtSelect’s raw materials and shipping costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $15.0 million for 2006 compared to $7.4 million for 2005.

Approximately 45% of the increase was attributable to the ArtSelect acquisition, approximately 16% of the increase was attributable to the Ingram acquisition, approximately 17% of the increase was attributable to increased share based compensation expense resulting from the adoption of SFAS 123(R), with the balance of the increase attributed to higher corporate costs including legal and audit fees. In accordance with the modified prospective transition method, our consolidated statement of operations for the year ended December 31, 2005 has not been restated to reflect, and does not include, the impact of SFAS 123(R).

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $3.0 million for 2006 compared to $1.7 million for 2005. The increase was primarily attributable to incremental depreciation and amortization expense (primarily of intangible assets) during 2006 resulting from the ArtSelect and Ingram acquisitions.

INTANGIBLE ASSET IMPAIRMENT. During our annual impairment assessment for 2006, we evaluated and tested the carrying value of the Ingram intangible assets with definite lives. As a result of that testing, we have concluded that impairment existed and recorded an impairment charge totaling $1.7 million consisting of $1.3 million and $360,000 for the Ingram license agreements and Ingram non-compete agreements, respectively, for 2006.

INTEREST EXPENSE. Interest expense was $1.7 million for 2006 compared to $1.4 million for 2005. Interest expense for 2006 reflects higher outstanding debt during the year compared to 2005. Interest expense for 2006 and 2005 included incremental amortization of finance costs.

WARRANT EXPENSE. Pursuant to the provisions of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock”, during 2005, we recorded the value of certain warrants issued in February 2005 as a current liability. Subsequent changes in the fair value of the warrants are reflected in the consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to registration rights and because the warrants did not include a liquidated damages provision. The change in the valuation of the warrants resulted in expense of $93,000, which was offset by $46,000 of income resulting from the excess of the fair value of $261,000 of warrants canceled as part of the $15.5 million financing in exchange for $215,000 of such debt, resulting in non-operating warrant expense of $47,000 for 2006. The warrants were valued at $14,000 at the time of initial classification and at $187,000 as of December 31, 2005, resulting in non-operating warrant expense of $173,000 for 2005.

OTHER INCOME (EXPENSE), NET. Other income (expense), net was $265,000 for 2006 compared to ($505,000) for 2005. Other income, net for 2006 largely includes $176,000 of interest income earned on cash balances. Other expense, net for 2005 was primarily attributable to a $371,000 loss on the extinguishment of the convertible subordinated notes payable.

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

During May 2006, we issued convertible preferred stock as partial consideration for the Art Select acquisition. Because the trading price of a21 common stock on that date of $0.83 exceeded the stated conversion price of $0.75, we recognized a deemed dividend of $336,000 during 2006, after the subsequent share authorization contingency was met with the shareholder approval increasing our authorized common stock.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $9.6 million or $0.12 per share, for 2006, as compared to net loss of $5.0 million, or $0.10 per share, for 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had $5.5 million of cash and cash equivalents and working capital of $4.6 million, compared to $1.2 million in cash and cash equivalents and a working capital deficit of $946,000 at December 31, 2005. The increase in cash is primarily due to the net proceeds from April 2006 convertible debt financing offset by the cash used to acquire ArtSelect and cash used in operations during 2006.

Net cash used in operating activities for 2006 was $2.8 million, compared to net cash used in operating activities of $1.9 million for 2005. The net cash used in operating activities during 2006 was primarily due to the net loss of $9.1 million, reduced by $3.0 million for depreciation and amortization, $1.7 million for impairment of intangible assets, $1.1 million for stock based compensation, and an increase in accounts payable and accrued expenses of $1.1 million, and offset by an increase in prepaid expenses and other current assets of $272,000 and an increase in accounts receivable of $449,000. The increase in accounts payable and accrued expenses was largely due to an increase in trade payables and increased accruals for audit fees, legal fees, compensation, and services. Accounts receivable increased largely due to higher SuperStock and ArtSelect trade receivables.

Net cash used in operating activities in 2005 was due primarily to the net loss of $4.8 million and an increase in accounts receivable from the subtenant at our headquarters of $541,000, adjusted for $1.7 million of depreciation and amortization, a $371,000 loss on extinguishment of debt, and $288,000 for deferred compensation from issuances of restricted stock to directors and officers.

Net cash used in investing activities for 2006 was $6.4 million, compared to net cash used in investing activities for 2005 of $1.2 million. Net cash used in investing activities for 2006 was primarily due to $4.5 million used as partial consideration for the ArtSelect acquisition, $750,000 used to secure a letter of credit issued in satisfaction of a lease security deposit, additions to property, plant and equipment of $529,000, and investment in the photo collections of $333,000. Net cash used in investing activities in 2005 was primarily due to the acquisition of Ingram for $1.5 million and additions to property, plant and equipment of $339,000, partially offset by $600,000 of funds released from lease security deposit due to investor arrangement.

Net cash provided by financing activities for 2006 was $13.4 million, compared to net cash provided by financing activities of $3.6 million for 2005. Net cash provided by financing activities for 2006 resulted substantially from the $15.3 million April 2006 senior convertible debt financing, offset by repayments of $3.3 million of outstanding debt. In addition, we realized proceeds of $1.2 million during 2006 upon the exercise of stock warrants. Net cash provided by financing activities in 2005 resulted primarily from the sale of common stock and warrants for $4.4 million and the new $2.3 million senior secured notes partially offset by the retirement of the $1.3 million convertible subordinated notes and the payment of $1.5 million for Ingram debt.

Largely as a result of our April 2006 financing described below, at December 31, 2006, we had cash of $5.5 million and working capital of $4.3 million. Based on our recent and planned operating results, as of December 31, 2006, we do not currently believe that we will require additional working capital to implement our business plan for at least the next 15 months. Our future plans include the development of our distribution channels for SuperStock, gaining new key customer relationships for ArtSelect, improving the leveraging of SuperStock’s owned and licensed image content, and seeking integration cost reduction opportunities where feasible across the Company. Additionally, we are in discussions with several potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations. However, there can be no assurance that these efforts will be successful. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us, if needed, or that our operations will become profitable.

During April 2006, we entered into a securities purchase agreement with certain purchasers and Queequeg Partners, L.P., as agent, whereby we issued $15.5 million of 5% Senior Secured Convertible Notes (“Senior Convertible Notes”).

The Senior Convertible Notes are secured by substantially all of our assets and are convertible into 23,846,149 of a21’s common stock at a minimum conversion price of $0.65 per share, subject to adjustment as provided in the Senior Convertible Notes. The interest on the Senior Convertible Notes is payable quarterly in arrears, and the principal will be due and payable on March 31, 2011. If the 45-day volume weighted average price of a21’s common stock equals or exceeds $1 per share, the Senior Convertible Notes will automatically be converted into a21’s common stock under certain conditions. The Senior Convertible Notes include customary events of default, such as the failure to pay any principal or interest when due, the breach of any covenant or term or condition of the Senior Convertible Notes, the breach of any representation or warranty in the Purchase Agreement, Senior Convertible Notes or other documents executed in connection with the transactions contemplated thereby.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

See the consolidated financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 (the “Evaluation Date”). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During 2006, our independent registered public accounting firm has advised us and our Audit Committee that there were material weaknesses in our internal controls and procedures. The identified material weakness stems from our numerous equity and debt transactions involving complex and judgmental accounting issues and aspects of the financial reporting process. We have taken steps to correct the material weaknesses by enhancing our reporting process. In addition, we continue to add focused resources including incremental professional personnel to support our financing reporting controls and process. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us.

Additionally, there were no significant changes in our internal controls during the quarter ended December 31, 2006 or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and positions of our executive officers and directors:

Name	Age	Position
Philip N. Garfinkle	45	Executive Chairman, Director
John Z. Ferguson	40	Chief Executive Officer, Director
Thomas Costanza	40	Chief Financial Officer
Bruce D. Slywka	38	Executive Vice President, Sales and Marketing
John O. Hallberg	50	Director
Albert H. Pleus	45	Director and Executive Advisor
Laura B. Sachar	44	Director
C. Donald Wiggins	56	Director

Each director serves until the next annual meeting of stockholders and until his respective successor is elected and qualified, or until his earlier resignation. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships between or among any of our executive officers or directors.

PHILIP N. GARFINKLE has been our Executive Chairman since October 2006.  He was our interim President and Chief Operating Officer from June 2006 until October 2006. He has been a member of our Board of Directors since June 2003 and has served as an advisor to us from September 2002 to June 2003. Since November 1999, Mr. Garfinkle has been President, Chief Executive Officer and Chairman of Navig8US.com LLC, an executive advisory company. Since April 2004, Mr. Garfinkle has been the Chairman of LogoVision LLC, a custom screenprinting and embroidery company. Since July 2004, he has been a venture partner in and venture advisor to Gabriel Venture Partners, an investment company. From September 1999 to September 2000, Mr. Garfinkle was President and a member of the Board of Directors of Yazam.com Inc., a worldwide venture capital organization of which he was one of the founders and which was purchased by US Technologies, Inc. in 2001. From September 1995 to May 2000, Mr. Garfinkle was President, Chief Executive Officer and Chairman of PictureVision, Inc., a digital imaging concern that introduced online photo processing to consumers, which he founded and which was sold to Kodak in February 1998. He also served as general manager of Network Services for Kodak from February 1998 until August 1999. Mr. Garfinkle earned his BS degree in commerce and engineering from Drexel University.

JOHN Z. FERGUSON has been our Chief Executive Officer since October 2006. Mr. Ferguson was the Executive Vice President of Strategic Sales and Marketing for Inforte Corp. from June 2006 until October 2006. From February 1999 to October 2005, Mr. Ferguson was with Getty Images where he served in a number of capacities, most recently (from June 2003 to October 2005) as the Senior Vice President of Sales, Americas. From January 1996 to January 1999, Mr. Ferguson was the Director of Sales for Broderbund Software, Inc. Mr. Ferguson earned his Masters of Business Administration degree from DePaul University and his Bachelors degree in marketing from Michigan State University.

THOMAS COSTANZA has been our Chief Financial Officer since January 2006. Prior to that time and since November 2004, Mr. Costanza served as Vice President and Chief Financial Officer for AMCO Water Metering Systems, Inc., a member of Elster Group, a global market leader providing flow measurement devices. While with AMCO, he arranged and facilitated the sale of the business to a major European private equity firm. From May 2002 to November 2004, Mr. Costanza served as Corporate Controller for Lindsay Corporation, a leading NYSE global provider of mechanical irrigation systems. After passing the C.P.A. exam, he began his professional career with Ernst & Young LLP in 1990. Mr. Costanza earned his BS degree with a major in accounting from the Florida State University while obtaining the fifth-year C.P.A. required college credit.

BRUCE D. SLYWKA has been our Executive Vice President, Sales and Marketing since January 2007. From January 2005 to January 2007 he served as Vice President, Worldwide Sales at Knowledge Adventure, a leading educational software firm. Prior to that time and since November 1999, he was the Vice President, Sales, of a $240 million division of Vivendi Universal Games. Mr. Slywka earned a BS in Business Administration from San Diego State University.

ALBERT H. PLEUS is currently a director and an executive advisor to the Company. He was our Chairman since our inception and Chief Executive Officer since May 2004 until October 2006 when he became an advisor to the Company. Mr. Pleus was our Principal Financial Officer from August 2001 to May 2004. Mr. Pleus started his career at Morgan Stanley, and over the last 10 years has focused on investment banking as well as in principal investment roles. From 1996 to 1999, Mr. Pleus was a Managing Director at Convergence Capital, Inc., an investment banking boutique focused on cross border mergers, acquisitions and financings. From 1999 to present, Mr. Pleus has been President of Whitney Holdings, Inc., which provides financial, strategic consulting, and advisory services to developing businesses. Whitney is also one of our stockholders. Mr. Pleus earned his SB and SM degrees from MIT and holds an MBA degree from Stanford University.

LAURA B. SACHAR has been a member of our Board since August 2006. She is Co-Chairman and a Founder of StarVest Partners, L.P., a New York-based venture capital firm. She has been with StarVest since the inception of its management company in 1998. Ms. Sachar also sits on the board of directors of Newgistics, Inc. and MessageOne, Inc. She is a member of the Young President’s Organization. Ms. Sachar earned her BA from Barnard College, Columbia University in 1984 and her MBA from the Columbia School of Business in 1991.

C. DONALD WIGGINS has been a member of our Board since April 2004. He is President of Business Valuation, Inc., a firm specializing in business valuations, and Heritage Capital Group, a firm specializing in mergers and acquisitions of middle market companies. He has been with both companies since 1989. He is a member of the American Society of Appraisers, the Financial Executives Institute, Association for Corporate Growth, the AICPA and the Florida Institute of CPAs. Mr. Wiggins has published in such journals as Valuation, Business Valuation Review, Financial Analysts Journal, Financial Executive, and Management Accounting. He holds the professional designations of ASA, CPA, and CVA and is a Licensed Real Estate Broker and Registered Securities Principal. Mr. Wiggins earned his BBA and MBA degrees from Georgia Southern University and a DBA from Louisiana Tech University in 1976.

JOHN O. HALLBERG has been a member of our Board since March 2007. Mr. Hallberg has been the CEO of Children’s Cancer Research Fund, a 501(c)3 organization. Prior to joining CCRF and since 2001, Mr. Hallberg served as both a consultant and interim president to the Stationery Division of Diversified Graphics, Inc., a Minneapolis-based printing, fulfillment and stationery company, where he assisted in completing the recapitalization of the parent company and in completing a major acquisition which doubled the size of the stationery business. From 1998 to 2001, he held a senior executive role with Seattle-based Getty Images, helping them, among other things, to complete the acquisition and integration of two major competitors, as well as leading Getty’s Art.com division, a leading direct provider of online art products. Mr. Hallberg received his BA, magna cum laude, from Gustavus Adolphus College in St. Peter, Minnesota, and his MBA, with distinction, from The Wharton School at the University of Pennsylvania in Philadelphia.

On March 20, 2007, A. D. Albers resigned from a21, Inc.’s Board of Directors effective March 30, 2007. Mr. Albers’ resignation was due to professional and personal circumstances and, to the knowledge of a21, Inc., did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

AUDIT COMMITTEE

The Board of Directors has established a separately designated stand alone audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is currently comprised of Bud Albers, Laura B. Sachar, and C. Donald Wiggins (Chair). The Board of Directors has determined that C. Donald Wiggins is an audit committee financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission’s rules, are not deemed to be timely. During the review of the reports filed by officers, directors and 10% holders of the Company it was determined that all relevant transactions were reported in a timely fashion except that: Jonathan Gallen filed a late Form 4 reporting the acquisition of notes convertible into a21 common stock by entities controlled by him; and Starvest Partners, L.P., Deborah Farrington, Laura Sachar and Jeanne Sullivan each filed a late Form 4 relating the acquisition of notes convertible into a21 common stock by Starvest Partners L.P..

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

EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to each person who served as our Principal Executive Officer during 2006, our two other most highly compensated executive officers whose annual compensation exceeded $100,000 for 2006 and who were our executive officers as of fiscal year end, and one of our former executive officers who would have been required to be included in the below table by the SEC, but for the fact that he was not an executive officer at year-end:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
John Z. Ferguson	2006	$46,875	$59,615	$9,375	$5,694		$121,559
Chief Executive
Officer (a)
Albert H. Pleus	2006	$115,692	$50,000	$23,291	$220,010	$150,000	$558,993
Former Chairman/
Chief Executive Officer(b) (c)
Philip N. Garfinkle	2006	$104,808	$77,846	$31,947	$140,688		$355,289
Executive Chairman (d)
Thomas V. Butta	2006	$65,385	n/a	$36,000	$126,411	$52,083	$279,879
Former Vice Chairman and President (c) (e)
Haim Ariav	2006	$58,692	n/a	$7,500	$107,242	$65,000	$238,434
Former Chief
Creative Officer (c) (f)
Thomas Costanza	2006	$118,437	$35,000	$5,156	$33,445	$13,800	$205,838
Chief Financial Officer (g)

(1) See Note B [22] of the Notes to our Consolidated Financial Statements for the assumptions utilized in computing share-based compensation.

(a) The Company entered into an employment agreement with John Z. Ferguson, its Chief Executive Officer, on September 28, 2006, effective as of October 9, 2006. The agreement continues for a term of 36 months unless earlier terminated as described in the agreement. Pursuant to the agreement, he is entitled to receive an annual base salary of $250,000, a signing bonus of $25,000 and an annual bonus as described in the agreement. He was granted options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share and 500,000 restricted shares of our common stock. Options to purchase 62,500 shares and 62,500 restricted shares will vest on the six month anniversary date of the effective date of Mr. Ferguson’s employment agreement and the remainder of the options and restricted stock will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary date of the employment agreement. The options expire on October 9, 2011. The employment agreement also (1) provides that all unvested options and restricted shares vest immediately upon a change in control or in the event that we and Mr. Ferguson, negotiating in good faith, are unable to reach an agreement, by no later than the three year anniversary of his employment agreement, regarding the continuation of his employment by us and his employment agreement is not earlier terminated and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of our employees, suppliers, vendors and customers. Mr. Ferguson was also appointed to a21’s Board of Directors, effective October 9, 2006.

(b) On October 9, 2006, we entered into an advisory agreement with Mr. Pleus, pursuant to which Mr. Pleus resigned his position as our Chief Executive Officer and all other positions he had with us or any of our subsidiaries, except that he did not resign from his position as our director. Pursuant to this agreement, Mr. Pleus’ prior employment agreement with us was terminated. Mr. Pleus will receive $150,000 for his advisory services to us. In addition, unvested options to purchase 525,000 shares of a21’s common stock were deemed vested and unvested options to purchase 325,000 shares of a21’s common stock were cancelled, resulting in Mr. Pleus owning vested options to purchase an aggregate of approximately 2,625,000 shares, including 600,000 previously vested from a 2005 grant, and approximately 1,500,000 previously vested from a 2004 grant. The exercise period of all vested options was amended to January 31, 2008 and he was granted the right to exercise all vested options on a cashless basis. The advisory agreement has a term of twelve months, however due to the nature of its terms, the cash to be paid for services, and the estimated incremental fair value resulting from the modifications to the stock options will be recorded as consulting expense during 2006.

Prior to the termination of his employment agreement with us, on July 20, 2006, our Board of Directors increased the base salary of Mr. Pleus, our then Chairman and Chief Executive Officer to $175,000 per year. He was also granted an option to purchase 650,000 shares of our common stock at a purchase price of $0.65 per share. These options will be accounted for under the fair value method under SFAS 123R with a charge to the consolidated statement of operations. The strike price of such options was above the market trading value at the time of the grant. The options are exercisable as to 25% of the total shares represented thereby on each of October 31, 2006, April 30, 2007, October 31, 2007, and April 30, 2008. As noted above, subsequently 325,000 of these options vested on October 9, 2006 and the expiration date was extended to January 31, 2008; the remaining 325,000 of these options were cancelled.

For 2006, includes options pursuant to which Mr. Pleus was entitled to purchase 800,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of such options was above the market trading value at the time of the grant in 2005, although the options were not considered granted for GAAP purposes until our 2005 Stock Plan was approved by the stockholders on February 9, 2006, when the traded market price of our common stock was $0.37. The options were exercisable as to 25% of the shares of the common stock on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. As noted above, vesting was accelerated for 200,000 shares of these options effective October 9, 2006 and the expiration date was extended to January 31, 2008.In addition, Mr. Pleus was issued 960,000 shares of restricted common stock of which 800,000 shares are vested at December 31, 2005 and the balance of which vest in two equal parts for the two consecutive months thereafter beginning on January 1, 2006. The restricted shares and options granted vest immediately upon a change in control as defined.

(c) We no longer employ Mr. Pleus, Mr. Butta, or Mr. Ariav. Mr. Pleus currently serves as an executive adviser to and a director of the Company.

(d) We entered into an employment agreement with Philip N. Garfinkle, pursuant to which he was appointed our Executive Chairman, effective October 9, 2006. At the same time, Mr. Garfinkle resigned his position as a21’s interim President and Chief Operating Officer. This agreement supersedes in its entirety Mr. Garfinkle’s previous employment agreement with us dated June 27, 2006. Pursuant to the agreement, he is entitled to receive an annual base salary of $165,000, a signing bonus of $25,000 and an annual bonus as described in the agreement. He was granted options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share and 500,000 restricted shares of our common stock. Options to purchase 214,280 shares and 214,280 restricted shares will vest on the six month anniversary of the effective date of Mr. Garfinkle’s employment agreement and the remainder of the options and restricted stock will vest in monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by December 31, 2007, the termination date of the employment agreement. The options expire on October 9, 2011. The fair value of these options of approximately $103,000 is being accounted for as compensation expense under SFAS 123R over the vesting period. The employment agreement also (1) provides that all unvested options and restricted shares vest immediately upon a change in control and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers.

Prior to the agreement described above, on July 20, 2006, we appointed Mr. Garfinkle interim President and Chief Operating Officer. We entered into an employment agreement with him pursuant to which, effective June 19, 2006, he received a salary of $20,000 per month and a one-time bonus of $30,000. He was granted options to purchase 400,000 shares of a21's common stock, exercisable at $0.46 per share, all of which will vest on December 31, 2006 and expire on June 19, 2011. The fair value of these options of approximately $126,000 is being accounted for as compensation expense under SFAS 123R over the vesting period. The employment agreement had a term of six months and may be terminated by either party without cause on 30 days written notice to the other party. In addition, we may terminate the employment agreement immediately for cause, as defined in the employment agreement.

(e) Pursuant to a termination agreement dated June 29, 2006, Mr. Butta is no longer employed by us. He was paid severance of approximately $53,000. In addition, we accelerated the vesting of 100,000 of his unvested stock options. We also agreed that all of his vested and unexercised stock options could be exercised on a cashless basis. Pursuant to the agreement he may not sell any shares of a21’s common stock until June 19, 2007, except that he may sell up to 350,000 shares in a private transaction with a third party. The resignation from our Board of Directors did not result from a disagreement with the Company on any matter relating to our operations, policies, or practices.

For 2006, includes an option pursuant to which Mr. Butta was entitled to purchase 800,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of such options was above the market trading value at the time of the grant in 2005, although the options were not considered granted for GAAP purposes until our 2005 Stock Plan was approved by the stockholders on February 9, 2006, when the traded market price of our common stock was $0.37. The options were exercisable as to 25% of the shares of the common stock on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. As noted above, vesting was accelerated for 100,000 shares of these options effective June 29, 2006. In addition, Mr. Butta was issued 1,200,000 shares of restricted common stock, which vest in equal amounts on each of June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006. The restricted shares and options granted vest immediately upon a change in control as defined.

(f) Pursuant to a termination agreement dated June 12, 2006, Mr. Ariav is no longer employed by us. He is being paid severance of $120,000. In addition, we accelerated the vesting of 62,500 of his unvested shares of restricted stock and 100,000 of his unvested stock options. We agreed that he may exercise all of his vested stock options until the earlier of (i) the date such vested stock options would otherwise have expired by their terms, or (ii) May 25, 2007. In addition, he acknowledged and agreed that all right, title and interest in and to the approximately 1,205 images he photographed while an employee of SuperStock are the sole and exclusive property of SuperStock. The resignation from our Board of Directors did not result from a disagreement with the Company on any matter relating to our operations, policies, or practices.

For 2006, includes an option pursuant to which Mr. Ariav was entitled to purchase 400,000 shares of our common stock at a purchase price of $0.30 per share. The pricing of such options was above the market trading value at the time of the grant in 2005, although the options were not considered granted for GAAP purposes until our 2005 Stock Plan was approved by the stockholders on February 9, 2006, when the traded market price of our common stock was $0.37. The options were exercisable as to 25% of the shares of the common stock on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. As noted above, vesting was accelerated for 100,000 shares of these options and the expiration date was extended to May 25, 2007. In addition, Mr. Ariav was issued 250,000 shares of restricted common stock, which vest in four equal amounts on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007. As noted above, vesting was accelerated for 62,500 of these restricted shares and the expiration date was extended to May 25, 2007. The restricted shares and options granted vest immediately upon a change in control as defined.

(g) We entered into an employment agreement with Thomas Costanza, our Chief Financial Officer, dated as of January 3, 2006. The agreement continues for a term of 36 months unless earlier terminated in accordance with its terms. Pursuant to the agreement, Mr. Costanza is entitled to receive an annual base salary of $114,000, subject to increases as shall be determined by the Chief Executive Officers of a21 and SuperStock. Pursuant to the agreement, Mr. Costanza was granted an option to purchase 165,000 shares of our common stock at a purchase price of $0.34 per share. The options are exercisable as to 25% of the total shares represented thereby on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007. The employment agreement also (1) provides that the stock options granted shall vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock. On July 20, 2006, and effective as of July 1, 2006, Mr. Costanza was granted an annual base salary increase to $135,000. Also on July 20, 2006, Mr. Costanza was granted options to purchase 200,000 shares of our common stock at a purchase price of $0.65 per share. The options are exercisable as to 25% of the total shares represented thereby on each of January 20, 2007, July 20, 2007, January 20, 2008 and July 20, 2008. On October 26, 2006, Mr. Costanza was granted 275,000 restricted shares of our common stock. 45,833 restricted shares will vest on the six month anniversary date of the grant date and the remainder of the restricted stock will vest in thirty equal monthly installments on the first day of each month thereafter.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on stock option awards and stock awards made to the named executives and outstanding at fiscal year end.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Excercisable	Number of Securities Underlying Unexercised Options (#) Unexcercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
John Z. Ferguson (a)	—	500,000	—	$0.275	October 2011	500,000	$135,000
Albert H. Pleus (b)	325,000	—	—	$0.65	January 2008	72,727	$19,636
Albert H. Pleus	800,000	—	—	$0.30	January 2008
Albert H. Pleus	1,505,514	—	—	$0.30	January 2008
Philip N. Garfinkle (c)	—	500,000	—	$0.275	October 2011	500,000	$135,000
Philip N. Garfinkle	400,000	—	—	$0.46	June 2011
Philip N. Garfinkle	140,000	—	—	$0.30	April 2010
Haim Ariav	300,000	—	—	$0.30	May 2007
Haim Ariav	577,941	—	—	$0.30	May 2007
Haim Ariav	160,000	—	—	$0.50	May 2007
Haim Ariav	120,000	—	—	$1.00	May 2007
Haim Ariav	120,000	—	—	$1.50	May 2007
Haim Ariav	310,000	—	—	$0.25	May 2007
Tom Costanza (d)	82,500	82,500	—	$0.34	January 2011
Tom Costanza (d)	—	200,000	—	$0.65	July 2011	275,000	$74,250

(a) The Company entered into an employment agreement with John Z. Ferguson, its Chief Executive Officer, on September 28, 2006, effective as of October 9, 2006. Pursuant to the agreement, he was granted options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share and 500,000 restricted shares of our common stock. Options to purchase 62,500 shares and 62,500 restricted shares will vest on the six month anniversary date of the effective date of Mr. Ferguson’s employment agreement and the remainder of the options and restricted stock will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary date of the employment agreement.

(b) As of October 9, 2006, 72,727 restricted shares of a21’s common stock were issued to Albert H. Pleus as a director of a21. The shares of restricted stock vest one year from the date of grant.

(c) The Company entered into an employment agreement with Philip N. Garfinkle, pursuant to which he was appointed our Executive Chairman, effective October 9, 2006. Pursuant to the agreement, he was granted options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share and 500,000 restricted shares of our common stock. Options to purchase 214,280 shares and 214,280 restricted shares will vest on the six month anniversary of the effective date of Mr. Garfinkle’s employment agreement and the remainder of the options and restricted stock will vest in monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by December 31, 2007, the termination date of the employment agreement.

(d) The Company entered into an employment agreement with Thomas Costanza, our Chief Financial Officer, dated as of January 3, 2006. Pursuant to the agreement, Mr. Costanza was granted an option to purchase 165,000 shares of our common stock at a purchase price of $0.34 per share. The options are exercisable as to 25% of the total shares represented thereby on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007. On July 20, 2006, Mr. Costanza was granted options to purchase 200,000 shares of our common stock at a purchase price of $0.65 per share. The options are exercisable as to 25% of the total shares represented thereby on each of December 31, 2006, June 30, 2007, December 31, 2007 and June 30, 2008. On October 26, 2006, Mr. Costanza was granted 275,000 restricted shares of our common stock. 45,833 restricted shares will vest on the six month anniversary date of the grant date and the remainder of the restricted stock will vest in thirty equal monthly installments on the first day of each month thereafter.

DIRECTOR COMPENSATION

From 2003 to May 2005, the outside directors did not receive any fees for attending Board meetings. As set forth below, certain directors have had consulting agreements with us. Each director was reimbursed for reasonable and necessary cost and expenses incurred as a result of being one of our directors. As of May 1, 2005, we issued to each of our non-employee directors, based on the number of committees each served on, a number of shares of our restricted common stock and granted to each of these directors stock options to purchase a number of shares of common stock, which options are exercisable at $0.30 per share for a period of five years from the date of grant and which were fully vested by December 1, 2005.

As of June 13, 2005, we issued Ardell D. Albers, a new non-employee director, 95,000 shares of our restricted common stock and granted him a stock option to purchase 95,000 shares of common stock, which options are exercisable at $0.30 per share for a period of five years from the date of grant and which were fully vested by December 1, 2006.

On October 6, 2006 we issued current and former non-employee directors 219,000 restricted shares of a21’s common stock for services rendered during the past twelve months. Also on October 6, 2006, a21 adopted a compensation plan for its current non-employee directors for the next twelve months. Each non-employee member of the Board of Directors except Mr. Albers received, as of October 9, 2006, 72,727 restricted shares of a21’s common stock. Mr. Albers received, as of October 9, 2006, 57,727 restricted shares of a21’s common stock. The shares of restricted stock vest one year from the date of grant, provided, however, that if a member of the Board of Directors is asked to resign from the Board of Directors not for cause, such shares of restricted stock will vest on the date that such director resigns. In addition, each non-employee director will be paid $5,000 per quarter for each of the next four quarters, beginning with the fourth quarter of 2006.

The following table sets forth the compensation awarded to our directors during 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock/Option Award Terms	Option Awards ($)	Total ($)
A D Albers (a)(b)	$5,000	$17,487	(1)	$26,502	$48,989
Luke A. Allen (a)	---	17,640	(2)	---	17,640
Vincent C. Butta (a)	---	12,600	(3)	---	12,600
Laura Sachar (a)(b)	5,000	7,451	(4)	---	12,451
C. Donald Wiggins (a)(b)	$5,000	$21,731	(5)	---	$26,731

(a)	Served terms through September 28, 2006;

(b)	Were elected for new term at the September 28, 2006 Annual Shareholders meeting.

(1) On October 6, 2006, Mr. Albers was granted 8,000 restricted shares of our common stock vested 100% at grant date. On October 9, 2006, Mr. Albers was granted 57,727 restricted shares of our common stock vesting 100% on the one year anniversary of the grant date. Mr. Albers had 57,727 stock awards and no option awards outstanding at December 31, 2006.

(2) On October 6, 2006, Mr. Allen was granted 63,000 restricted shares of our common stock vested 100% at grant date. Mr. Allen had no stock awards and no option awards outstanding at December 31, 2006.

(3) On October 6, 2006, Mr. Butta was granted 45,000 restricted shares of our common stock vested 100% at grant date. Mr. Butta had no stock awards and no option awards outstanding at December 31, 2006.

(4) On October 6, 2006, Ms. Sachar was granted 12,000 restricted shares of our common stock vested 100% at grant date. On October 9, 2006, Ms. Sachar was granted 72,727 restricted shares of our common stock vesting 100% on the one year anniversary of the grant date. Ms. Sachar had 72,727 stock awards and no option awards outstanding at December 31, 2006.

(5) On October 6, 2006, Mr. Wiggins was granted 63,000 restricted shares of our common stock vested 100% at grant date. On October 9, 2006, Mr. Wiggins was granted 72,727 restricted shares of our common stock vesting 100% on the one year anniversary of the grant date. Mr. Wiggins had 72,727 stock awards and no option awards outstanding at December 31, 2006.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

No other employment agreements were executed during 2006 except as discussed above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2007 each person known by us to be (i) the beneficial owner of more than five percent of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name (and address if a 5% or greater stockholder) of Beneficial Owner	Amount of Beneficial Ownership (1)		Percentage of Class
Philip N. Garfinkle	1,707,245	(2)	1.93%

John Z. Ferguson	572,916	(3)	0.65%

Thomas Costanza	407,500	(4)	0.46%

Bruce D. Slywka	350,000		0.40%

Ardell D. Albers	255,727	(5)	0.29%

Albert H. Pleus	7,256,334	(6)	7.98%

Laura B. Sachar c/o StarVest Partners L.P. 750 Lexington Avenue New York, NY 10022	17,200,111	(7)	18.63%

C. Donald Wiggins	425,727	(8)	0.48%

Clonure Limited 12/13 Hill Street Douglas , IM99 1BW	4,479,721	(9)	5.11%

Jonathan Gallen Ahab Capital Management, Inc. 299 Park Avenue New York, NY 10171	23,626,922	(10)	26.02%

Luke A. Allen 711 Fifth Avenue New York, NY 10022	8,121,584	(11)	8.85%

Morgan Stanley & Co., Inc. 1585 Broadway New York, NY 10036	7,692,307	(12)	8.06%

StarVest Partners L.P. 750 Lexington Avenue New York, NY 10022	17,200,111	(13)	18.63%

All Directors and Executive Officers as a Group (7 Persons)	28,175,560	(2)-(8)	29.09%

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date from which beneficial ownership is calculated. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) Includes options and warrants to purchase 839,995 shares.

(3) Includes options to purchase 72,916 shares.

(4) Includes options to purchase 132,500 shares.

(5) Includes options to purchase 95,000 shares.

(6) Includes: options to purchase 2,630,514 shares; 886,338 shares held by Whitney Holdings, Inc. and 533,334 shares held by Whitney Holdings Group LLC, which are controlled by Mr. Pleus; 133,334 shares held by the Albert Pleus Family Trust of which Mr. Pleus is trustee; and warrants held by Whitney Holdings, Inc. to purchase 633,420 shares. Excludes 2,956,524 shares, warrants to purchase 3,368,100 shares, and 538,461 shares upon conversion of $350,000 in convertible notes held by LCA Capital Partners I, Inc., in which Mr. Pleus is a minority shareholder.

(7) Includes 17,115,385 shares (which include 4,615,385 shares issuable upon the conversion of $3 million of convertible secured notes) beneficially owned by StarVest Partners, L.P. and 84,727 shares beneficially owned by StarVest Management Inc.. Deborah Farrington, Jeanne Sullivan and Laura Sachar possess voting and dispositive power over the shares beneficially owned by StarVest Partners, L.P. and StarVest Management Inc.

(8) Includes options to purchase 120,000 shares.

(9) John Bohill and Cathal Sheehy jointly make all decisions with respect to Clonure Limited.

(10) Consists of 8,106,120 shares held by Ahab Partners, L.P. 10,316,880 shares held by Ahab International Ltd. 1,320,000 shares held by Queequeg Ltd. 680,000 shares held by Queequeg Partners, L.P. 50,000 shares held in one or more private investment accounts (the “Accounts”), 1,692,308 shares upon the conversion of $1.1 million of convertible secured notes held by Ahab International Ltd., and 1,384,615 shares upon the conversion of $900,000 of convertible secured notes held by Ahab Partners, L.P. Jonathan Gallen has the sole power to vote and direct the disposition of the shares held by Ahab Partners, L.P., Ahab International Ltd., Queequeg Partners, L.P. and Queequeg, Ltd. and the Accounts.

(11) Includes options to purchase 140,000 shares of common stock, 2,996,524 shares and warrants to purchase 3,368,100 shares, and 538,461 shares upon conversion of $350,000 in convertible notes held by LCA Capital Partners I, Inc. which is controlled by Mr. Allen.

(12) Thomas Doster has the sole voting and dispositive power over the shares held by Morgan Stanley & Co., Inc., which consists of 7,692,308 shares upon the conversion of $5.0 million of convertible secured notes held by Morgan Stanley & Co., Inc.

(13) Deborah Farrington, Jeanne Sullivan and Laura Sachar possess voting and dispositive power over the shares held by StarVest Partners, L.P. which include 4,615,385 shares issuable upon the conversion of $3 million of convertible secured notes held by StarVest Partners, L.P., and 84,727 share beneficially owned by StarVest Management, Inc.

EQUITY COMPENSATION PLAN INFORMATION

Below is a summary of options outstanding and options available for future issuance at December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Options, Warrants & Rights Weighted Outstanding	Average Exercise Price	Number of Shares Available for Future Issuance

Equity compensation plans
approved by security holders (1)
2002 Stock Option Plan	1,256,500	$0.25	496,264
2005 Stock Option Plan	5,180,200	$0.37	182,363

Equity compensation plans not
approved by security holders (2)	2,537,622	$0.40	—

(1) The formula used to calculate the 496,264 shares available for future issuance is the total 3,000,000 shares authorized for issuance under the our 2002 Stock Option Plan less options granted under the 2002 Stock Option Plan, not including those assumed in connection with business combinations, plus options that have lapsed, less 1,168,736 shares granted to our consultants, employees, officers, and directors, less 78,500 options exercised. The formula used to calculate the 182,363 shares available for future issuance is the total 6,000,000 shares authorized for issuance under the our 2005 Stock Option Plan less options granted under the 2005 Stock Option Plan, not including those assumed in connection with business combinations, plus options that have lapsed, less 5,180,200 shares granted to our employees, officers, and directors, less 637,437 options exercised.

(2) Represents options to purchase shares remaining under grants made outside of our 2002 Stock Option Plan and 2005 Stock Option Plan from 2000 through 2005 to employees, directors and officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

From time to time, certain of our stockholders, officers and directors have loaned us funds on terms that we believe are as favorable to us as could have received from unrelated third parties.

On November 17, 2005, we consummated an arrangement with certain of our existing stockholders, Ahab International, Ltd. and Ahab Partners, L.P. (collectively “Ahab”). As part of this arrangement, SuperStock, Inc. and we entered into an agreement dated November 8, 2005 with Ahab pursuant to which the stockholders pledged an aggregate principal amount of $690,000 in the form of certificate of deposits (the “CDs”). The CDs replaced the deposits maintained by SuperStock, which secured the letter of credit issued in lieu of the security deposit per the capital lease agreement for our headquarters facility. The agreement and CDs each were for three-year terms. In addition to interest equal to the interest earned on the CDs plus 10% payable annually, the investors received 200,000 shares of our common stock. In connection with the arrangement, SuperStock entered into a security agreement pursuant to which the stockholders maintained a security interest in the collateral. This agreement was terminated in April 2006.

During April 2006, we entered into a securities purchase agreement with certain purchasers and Queequeg Partners, L.P., as agent, whereby we issued $15.5 million of 5% Senior Secured Convertible Notes. We received net proceeds of $11.7 million in cash, after the repayment of certain outstanding debt of $3.3 million, exchange of notes totaling $215,000 to retire warrants to purchase 637,500 shares of a21’s common stock, repayment of total interest due of $216,000, and the payment of a finder’s fee of $100,000. Queequeg Partners L.P. and Queequeg, Ltd. (each of which is an affiliate of each of Ahab Partners, L.P., and Ahab International, Ltd., which collectively held more than 10% of a21’s common stock prior to April 27, 2006), and StarVest Partners, LP, which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006, purchased a portion of the Notes sold in this transaction. As part of this transaction, we released $690,000 of certificate of deposits, which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our facility in Jacksonville, Florida and replaced the deposit with new certificate of deposits from the net proceeds of the financing.

Director Independence. The following members of our Board of Directors meet the independence requirements and standards currently established by the NASDAQ Marketplace Rules: A.D. “Bud” Albers, Laura B. Sachar and C. Donald Wiggins.

Compensation Committee. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer and employees, and administers our stock option plans. The Compensation Committee consists of three directors, A.D. “Bud” Albers, Laura B. Sachar and C. Donald Wiggins each of whom meets the independence requirements and standards currently established by the NASDAQ Marketplace Rules.

Nominating Committee. The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become board members and in determining the composition of the Board of Directors. The Nominating Committee consists of three directors, Albert H. Pleus, Laura B. Sachar and C. Donald Wiggins. Laura B. Sachar and C.

Audit Committee. The Audit Committee (which is formed in compliance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934) consists of three directors, Laura B. Sachar, C. Donald Wiggins, and one additional position left open due to the resignation of A.D. “Bud” Albers effective March 30, 2007, which will be filled as soon as possible. Both Ms. Sachar and Mr. Wiggins meet the independence requirements and standards currently established by the NASDAQ Marketplace Rules. In addition, the Board of Directors has determined that Mr. Wiggins is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and the NASDAQ Marketplace Rules. The Audit Committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of a21’s internal accounting, auditing and financial reporting practices.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1(a)	Certificate of Incorporation of a21, Inc., as filed with the Secretary of State of the State of Delaware (1)

3.1(b)	Certificate of Merger dated July 31, 2006 (2)

3.2	Bylaws of a21, Inc., as amended to date (1)

4.1	Form of Amended and Restated Common Stock Purchase Warrant (1)

4.2	Form of Secured Convertible Term Note dated April 27, 2006 by and among a21, SuperStock and each of the persons listed on the Appendix to the Exhibits (12)

4.3	Registration Rights Agreement dated April 27, 2006 between a21 and Queequeg Partners, LP, as agent (12)

4.4	Form of Promissory Note dated May 15, 2006 by and among a21, ASI and each of the persons listed on Exhibit I to the Merger Agreement (13)

4.5	Form of Warrant dated May 15, 2006 between a21 and each of the persons listed on Exhibit I to the Merger Agreement (13)

10.1*	2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (3)

10.2*	Amendment No. 1 to a21, Inc. 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (4)

10.3	Sale and Purchase Agreement, dated as of April 1, 2004, by and between SuperStock, Inc., as Seller, and NL Ventures IV, L.P., as Purchaser (5)

10.4	Lease Agreement, dated as of June 30, 2004, between NL Ventures IV Centurion, L.P., as Landlord, and SuperStock, Inc., as Tenant. (6)

10.5*	Employment Agreement between a21, Inc., SuperStock, Inc. and Susan Chiang (8)

10.6*	Employment Agreement between a21, Inc., SuperStock, Inc. and Thomas Costanza (10)

10.7	Loan Agreement dated as of November 8, 2005 among a21, Inc., SuperStock, Inc., Ahab International, Ltd. and Ahab Partners, L.P. (8)

10.8	Notes dated as of November 8, 2005 between SuperStock, Inc. and each of Ahab International, Ltd. and Ahab Partners, L.P. (8)

10.9	Security Agreement dated as of November 8, 2005 between SuperStock, Inc. and Ahab Partners, L.P., as agent (8)

10.10
Intercreditor Agreement dated as of November 8, 2005, among Cohanzick Credit Opportunities Master Fund Ltd., Gabriel Capital, L.P., John L. Steffens, Ahab Partners, L.P and Ahab International, Ltd. (8)

10.11	Share Purchase Agreement between Louis Anthony Lockley Ingram, John Bohill, Cathal John Sheehy, SuperStock Limited and a21, Inc., dated October 12, 2005 (9)

10.12	Sale and Purchase Agreement between Clonure Limited and SuperStock Limited dated October 12, 2005 (9)

10.13	Minority Sale and Purchase Agreement between Andrew Eric Lawson Smith and SuperStock Limited dated October 12, 2005 (9)

10.14	Minority Sale and Purchase Agreement between David Jeffrey, Sumi Jeffrey and SuperStock Limited dated October 12, 2005 (9)

10.15	Minority Sale and Purchase Agreement between Ruth Ingram and SuperStock Limited dated October 12, 2005 (9)

10.16	Subscription Agreement by Clonure Limited dated October 12, 2005 (9)

10.17	Subscription Agreement by Louis Ingram dated October 12, 2005 (9)

10.18	Subscription Agreement by David Jeffery dated October 12, 2005 (9)

10.19	Exchange Agreement between a21, Inc., Clonure Limited, Louis Anthony Lockley Ingram and David Jeffrey dated October 12, 2005 (9)

10.20	Service Agreement between LCJ Acquisitions Limited and Cathal Sheehy, dated October 12, 2005 (9)

10.21	Service Agreement between LCJ Acquisitions Limited and John Bohill, dated October 12, 2005 (9)

10.22	Service Agreement between LCJ Acquisitions Limited and Louis Ingram, dated October 12, 2005 (9)

10.23	Form of Amended and Restated Non-negotiable 12% Promissory Note (11)

10.24	Securities Purchase Agreement dated April 27, 2006 by and among a21, SuperStock, Queequeg Partners, LP and the purchasers named therein (12)

10.25	Master Security Agreement dated April 27, 2006 by and among a21, SuperStock and Queequeg Partners, LP, as agent (12)

10.26
Merger Agreement dated May 15, 2006, by and among a21, Inc., AE Acquisition Corp., ArtSelect, Inc., and the common and preferred stockholders of ArtSelect listed on Schedule I thereto and Udi Toledano as stockholder representative (13)

10.27	Guaranty of a21 in favor of the holders of the Promissory Notes dated May 15, 2006 (13)

10.28	Employment Agreement between a21, Inc. and John Z. Ferguson, dated as of October 9, 2006 (14)

10.29	Employment Agreement between a21, Inc. and Philip N. Garfinkle, dated as of October 9, 2006 (14)

10.30	Advisory Agreement between a21, Inc. and Albert H. Pleus, dated as of October 9, 2006 (14)

10.31	Employment Agreement between a21, Inc. and Bruce Slywka, dated as of January 8, 2007 (15)

10.32	2005 Stock Incentive Plan (16)

10.33	Option Agreement between the Registrant and Albert Pleus (17)

14.	Code of Ethics

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Baker Tilly

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

* Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Appendix D of the Registrant’s Definitive Information Statement on Schedule 14C, filed on July 11, 2006.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on August 4, 2006.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on April 25, 2002.

(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on July 18, 2002.

(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB, filed on April 14, 2004.

(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on July 13, 2004.

(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on October 25, 2005.

(8)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on November 23, 2005.

(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, filed on December 27, 2005

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on January 9, 2006.

(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on June 30, 2006.

(12)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 3, 2006.

(13)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 19, 2006.

(14)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006.

(15)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on January 11, 2007.

(16)	Incorporated herein by reference to Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C, filed on February 16, 2006.

(17)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on February 14, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman LLP provided the following services in the indicated periods, and for the indicated amounts:

AUDIT FEES

The aggregate fees billed by BDO Seidman, LLP for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2006, was approximately $555,000; this includes amounts for an interim reviews of the Forms 10-QSB, review of Form SB-2, and the audit of the consolidated financial statements for 2006. Approximately 40% of the total hours spent on audit services for the Company for the year ended December 31, 2006, were spent by The Griggs Group, P.A., members of the BDO alliance network of firms. Such members are not full time, permanent employees of BDO.

The aggregate fees billed by BDO Seidman, LLP for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2005, was approximately $210,000; this includes amounts for an interim review of Form 10-QSB, review of SEC correspondence, review of Form SB-2 draft, and the audit of the consolidated financial statements for 2005. Approximately 60% of the total hours spent on audit services for the Company for the year ended December 31, 2005, were spent by The Griggs Group, P.A.

AUDIT RELATED FEES

BDO Seidman LLP or The Griggs Group, P.A. did not perform any audit related services during the fiscal years ended December 31, 2005 and 2006.

TAX FEES

No fees for tax return preparation were paid to BDO Seidman LLP and The Griggs Group, P.A. for the years ending December 31, 2006 and 2005.

ALL OTHER FEES

There were no other fees paid to BDO Seidman LLP and The Griggs Group, P.A. for the years ended December 31, 2006 and 2005.

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

April 2, 2007

a21, Inc.

	By:	/s/ John Z. Ferguson
John Z. Ferguson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas Costanza
Thomas Costanza
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE (CAPACITY)	Date

/s/ John Z. Ferguson	Chief Executive Officer	April 2, 2007
John Z. Ferguson	(Principal Executive Officer), and Director

/s/ Thomas Costanza	Vice President, Chief Financial Officer	April 2, 2007
Thomas Costanza	(Principal Financial Officer)

/s/ Philip N. Garfinkle	Executive Chairman and Director	April 2, 2007
Philip N. Garfinkle

/s/ John O. Hallberg	Director	April 2, 2007
John O. Hallberg

/s/ Albert H. Pleus	Director	April 2, 2007
Albert H. Pleus

/s/ Laura Sachar	Director	April 2, 2007
Laura Sachar

/s/ C. Donald Wiggins	Director	April 2, 2007
C. Donald Wiggins

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
a21, Inc. and Subsidiaries
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of a21, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity (capital deficiency), and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of SuperStock Limited as of and for the year ended December 31, 2005, which statements reflect 29% of total assets as of December 31, 2005 and 16% of total revenues for the year then ended. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SuperStock Limited as of and for the year ended December 31, 2005, is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of a21, Inc. and Subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B [22] to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Standards No. 123 (R), Share-Based Payment.

/s/ BDO Seidman, LLP

West Palm Beach, Florida

April 2, 2007

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperStock Limited and Subsidiaries at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly
London, UK
April 13, 2006

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,455	$1,194
Accounts receivable, net allowance for doubtful accounts of $108 and $57	2,773	1,840
Inventory	844	156
Prepaid expenses and other current assets	441	277
Total current assets	9,513	3,467

Property, plant and equipment, net	7,300	7,503
Photo collection, net	1,520	1,715
Goodwill	8,648	2,263
Contracts with photographers, net	718	929
Deferred rent receivable	549	541
Intangible assets, net	5,232	3,981
Restricted cash	750	—
Other	384	115
Total assets	$34,614	$20,514

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, unsecured	$—	$1,050
Accounts payable	2,770	850
Accrued compensation	359	154
Accrued expenses	430	569
Royalties payable	1,288	1,180
Warrant obligation	18	187
Deferred revenue	242	151
Other	106	272
Total current liabilities	5,213	4,413

LONG-TERM LIABILITIES
Senior secured convertible notes payable, net - related party	15,500	—
Secured notes payable, net - related party (ArtSelect Sellers)	2,499	—
Loan payable from sale-leaseback of building, less current portion	7,403	7,438
Senior secured notes payable, net - related party	—	2,316
Other	112	126
Total liabilities	30,727	14,293

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)

	December 31,	December 31,
	2006	2005
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,254	2,800

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; 100,000 shares authorized; 0 and 14,180 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock; stock; $.001 par value; 200,000,000 and 100,000,000 shares authorized; 87,191,575 and 74,115,012 shares issued and 83,511,800 and 70,435,237 shares outstanding at December 31, 2006 and 2005,respectively	87	74
Treasury stock (at cost, 3,679,775 shares)	—	—
Additional paid-in capital	24,341	17,583
Deferred compensation	—	(115)
Accumulated deficit	(23,286)	(14,185)
Accumulated other comprehensive income	491	64
Total stockholders' equity	1,633	3,421

Total liabilities and stockholders' equity	$34,614	$20,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Year Ended
	December 31,
	2006	2005
REVENUE
Licensing revenue	$11,976	$9,563
Product revenue	7,657	—
TOTAL REVENUE	19,633	9,563

COSTS AND EXPENSES
Cost of licensing revenue (excludes related amortization of $1.6 million and $696)	3,835	3,090
Cost of product revenue (excludes related amortization of $512 and zero)	3,596	—
Selling, general and administrative	15,040	7,401
Depreciation and amortization	2,984	1,683
Impairment of intangible assets	1,658	—
TOTAL OPERATING EXPENSES	27,113	12,174

OPERATING LOSS	(7,480)	(2,611)

Interest expense	(1,691)	(1,380)
Warrant expense	(47)	(173)
Other income (expense), net	265	(505)

NET LOSS BEFORE INCOME TAX EXPENSE	(8,953)	(4,669)

Income tax expense	148	105

NET LOSS	(9,101)	(4,774)

Disproportionate deemed dividends	(157)	(219)
Deemed dividend on convertible preferred stock	(336)	—

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(9,594)	$(4,993)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.12)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	78,740,959	47,723,202

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND (CAPITAL DEFICIENCY)
(in thousands)

	PREFERRED STOCK		COMMON STOCK		TREASURY STOCK
	NUMBER OF		NUMBER OF		NUMBER OF		ADDITIONAL PAID-IN	DEFERRED	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	INCOME	TOTAL
Balance at December 31, 2004	—	$—	41,816	$42	(3,680)	$—	$10,599	$—	$(9,411)	$(40)	$1,190
Issuance of warrants to the holders of unsecured notes payable	—	—	—	—	—	—	18	—	—	—	18
Reduction in additional paid-in capital for beneficial conversion feature in connection with extinguishment of convertible subordinated notes payable	—	—	—	—	—	—	(263)	—	—	—	(263)
Issuance of warrants to the holders of senior secured notes payable	—	—	—	—	—	—	3	—	—	—	3
Issuance of restricted stock to directors and officers	—	—	3,190	3	—	—	400	(403)	—	—	—
Issuance of restricted stock for investor relations fees	—	—	150	—	—	—	28	—	—	—	28
Amortization of deferred compensation	—	—	—	—	—	—	—	288	—	—	288
Charge for the cost of variable option compensation	—	—	—	—	—	—	139	—	—	—	139
Issuance of common stock for cash	—	—	8,000	8	—	—	1,192	—	—	—	1,200
Stock options exercised	—	—	25	—	—	—	5	—	—	—	5
Stock warrants exercised	—	—	17,114	17	—	—	3,149	—	—	—	3,166
Issuance of preferred stock as part of purchase price of Ingram Publishing Limited	14	—	—	—	—	—	1,274	—	—	—	1,274
Issuance of common stock in conjunction with the acquisition of Ingram Publishing Limited	—	—	3,620	4	—	—	973	—	—	—	977
Issuance of restricted stock for finance costs	—	—	200	—	—	—	66	—	—	—	66
Net loss	—	—	—	—	—	—	—	—	(4,774)	—	(4,774)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	104	104
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(4,670)
Balance at December 31, 2005	14	$—	74,115	$74	(3,680)	$—	$17,583	$(115)	$(14,185)	$64	$3,421
Stock options exercised	—	—	709	1	—	—	110	—	—	—	111
Stock warrants exercised	—	—	4,000	4	—	—	1,196	—	—	—	1,200
Issuance of common stock upon the conversion of preferred stock issued as part of the purchase price of Ingram Publishing Limited	(14)	—	2,523	3	—	—	(3)	—	—	—	—
Stock based compensation	—	—	—	—	—	—	1,302	—	—	—	1,302
Stock issuance for brokers’ cost in connection with issuance of Senior Secured Convertible Debt	—	—	107	—	—	—	62	—	—	—	62
Warrants issued in connection with ArtSelect acquisition	—	—	—	—	—	—	375	—	—	—	375
Issuance of common stock upon the conversion of SuperStock Seller Preferred stock	—	—	975	1	—	—	546	—	—	—	547
Reversal of deferred compensation	—	—	(777)	(1)	—	—	(115)	115	—	—	—
Cancellation of restricted stock due to executive separation	—	—	(62)	—	—	—	—	—	—	—	—
Issuance of common stock upon the settlement of claims	—	—	450	—	—	—	139	—	—	—	139
Issuance of common stock upon the conversion of preferred stock issued as part of the ArtSelect acquisition	—	—	4,200	4	—	—	3,146		—	—	3,150
Vesting of restricted stock compensation	—	—	952	1	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(9,101)	—	(9,101)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	427	427
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(8,674)
Balance at December 31, 2006	—	$—	87,192	$87	(3,680)	$—	$24,341	$—	$(23,286)	$491	$1,633

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

FOR THE YEAR ENDED DECEMBER 31,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,101)	$(4,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,984	1,683
Impairment of intangible assets	1,658	—
Amortization of finance costs	56	82
Bad debts	100	—
Write-down of inventory	123	—
Loss on disposal of equipment	76	69
Change in fair value of warrant obligation	92	173
Gain on exchange of debt for cancelled warrants	(46)	—
Stock based compensation	1,083	—
Compensation from the prior issuance of variable options	—	139
Compensation from the issuance of restricted stock	219	18
Deferred compensation	—	288
Common stock issued for services	—	23
Amortization of debt discount	—	106
Loss on extinguishment of debt	—	371
Settlement of claim expense paid with common stock	139	—
Other	12	—

Changes in assets and liabilities exclusive of business combinations:
Accounts receivable	(449)	160
Prepaid expenses and other current assets	(272)	(7)
Inventory	(54)	(91)
Income tax receivable	—	108
Accounts payable and accrued expenses	1,086	121
Deferred revenue	92	151
Deferred rent receivable	(8)	(541)
Foreign income tax payable	(187)	—
Other	(402)	25
NET CASH USED IN OPERATING ACTIVITIES	(2,799)	(1,896)

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ in thousands)

FOR THE YEAR ENDED DECEMBER 31,	2006	2005

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Ingram, net of cash acquired of $76	—	(1,487)
Acquisition of ArtSelect, net of cash acquired of $231	(4,521)	—
Investment in property, plant and equipment	(248)	(330)
Investment in software	(281)	(9)
SuperStock earn-out	(206)	—
Investment in photo collection	(333)	—
Restricted cash for lease deposit	(750)	600
Other	(32)	—
NET CASH USED IN INVESTING ACTIVITIES	(6,371)	(1,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured convertible notes payable - related party, net	15,285	—
(Payment of) proceeds from senior secured notes payable - related party	(2,250)	2,250
Payment of Ingram debt	—	(1,548)
Payment of convertible subordinated notes payable	—	(1,250)
Payment of unsecured notes payable	(1,050)	(201)
Net proceeds from the exercise of stock options	111	—
Net proceeds from the exercise of stock warrants	1,200	3,166
Proceeds from the issuance of common stock	—	1,205
Payment of promissory note payable	(33)	(33)
Other	126	16
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,389	3,605

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALANTS	42	(6)
NET INCREASE IN CASH	4,261	477
CASH AND CASH EQUIVALANTS AT BEGINNING OF YEAR	1,194	717

CASH AND CASH EQUIVALANTS AT END OF YEAR	$5,455	$1,194
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid	$178	$—
Interest paid	1,359	1,251

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of convertible preferred stock as part of ArtSelect acquisition, which was converted into common stock	$3,150	$—
Issuance of senior secured note payable as part of ArtSelect acquisition (including accreted interest of $92)	2,499	—
Issuance of warrants as part of ArtSelect acquisition	375	—
Issuance of common stock as part of Ingram acquisition	—	977
Issuance of preferred stock as part of Ingram acquisition	—	1,274
Conversion of SuperStock Seller Preferred stock into common stock	573	—
Issuance of common stock for consulting service	—	29
Issuance of common stock for financing costs	62	66
Issuance of senior convertible debt in exchange for cancellation of warrants	215	—
Deferred compensation	—	403
Debt discount recorded for issuance of warrants in connection with notes payable	—	17
Accrued purchase price payable	234	156
Deemed dividend on convertible preferred stock	336	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - FINANCIAL STATEMENT PRESENTATION AND THE DESCRIPTION OF BUSINESS

a21, Inc. (the “Company”) was incorporated in the State of Texas in October 1998, under the name Saratoga Holdings I, Inc. In April 2002, we changed our name from Saratoga Holdings I, Inc. to a21, Inc. In February 2004, we completed the acquisition of all of the voting common stock, representing 83% of the outstanding equity, of SuperStock, Inc. In October 2005, our UK subsidiary SuperStock Ltd. completed the acquisition of all of the outstanding stock of Ingram Publishing Limited, and in May 2006, we completed the acquisition of ArtSelect, Inc. through the merger of a wholly owned subsidiary into ArtSelect. On July 31, 2006, we changed our state of incorporation from Texas to Delaware.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Liquidity:

Largely as a result of our April 2006 financing of $15.5 million, at December 31, 2006, we had cash of $5.4 million and working capital of $4.3 million. Based on our recent and planned operating results, we do not currently believe that we will require additional working capital to implement our business plan for at least the next 15 months.

Our future plans include the development of our distribution channels for SuperStock, gaining new key customer relationships for ArtSelect, improving the leveraging of SuperStock’s owned and licensed image content, and seeking integration cost reduction opportunities where feasible across the Company. Additionally, we are in discussions with several potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations. However, there can be no assurance that these efforts will be successful. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us, if needed, or that our operations will become profitable.

[2] Principles of consolidation:

The consolidated financial statements include all of our accounts including our primary operating subsidiaries, SuperStock (U.S.), ArtSelect (U.S.) (acquired on May 15, 2006), and SuperStock Limited (UK), which includes Ingram Publishing (acquired during October 2005). The minority interest in the consolidated balance sheets at December 31, 2006 and 2005 represents the interest of the holders of preferred shares of SuperStock (“SuperStock Seller Preferred”), which are exchangeable into common shares of a21, Inc. All significant inter-company balances and transactions have been eliminated.

[3] Revenue recognition:

Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered.

Licensing fee revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at our share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and we record the remaining license fee as revenue. Persuasive evidence of an arrangement exists and the price is fixed or determinable at the time the customer agrees to the terms and conditions of the license agreement. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we are able to determine that the likelihood of collection is reasonably assured prior to recognizing revenue. These first three general revenue recognition criteria have been met at or prior to the time of delivery of the imagery, regardless of the format or delivery medium. Delivery occurs upon making digital images available for download by the customer, or upon shipment of CD, analog film and transparencies. We also sell subscriptions of certain images for terms ranging from one to twelve months. Subscription revenue is recognized over the respective term of the subscription agreement and, accordingly, $242,000 and $151,000 is recorded as deferred revenue as of December 31, 2006 and 2005, respectively.

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

[7] Cash and cash equivalents:

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, we had no investments with maturities greater than three months. We are required to maintain a security deposit in accordance with our lease agreement for the SuperStock facility. This consists of restricted cash funded by us to secure a letter of credit in the amount of $750,000 at December 31, 2006. Cash as of December 31, 2005 excludes the certificate of deposits funded and pledged by stockholders to secure a letter of credit in the amount of $690,000.

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

[9] Inventory:

Inventory is valued at the lower of cost or market and is determined on the first-in, first-out (FIFO) basis. Inventories include raw materials and finished goods. Raw materials include prints, mats, frames, molding, and packaging material. Finished goods consist of pre-framed art and compact disk products produced for resale. The requirements for any provisions of estimated losses for obsolete, excess, or slow-moving inventories are reviewed periodically. At December 31, 2006, inventory has been reduced by a total of $123,000 classified as a cost of revenues in the consolidated statement of operations.

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

[12] Foreign Currency:

We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. We translate revenue and expenses at the monthly average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains and losses on transactions, which are denominated in currency other than a subsidiary’s local currency and re-measured in the subsidiary’s local currency, are recognized in the consolidated statements of operations.

[13] Land and building and property and equipment and depreciation:

The land and building in Jacksonville, Florida with our SuperStock and corporate offices were sold and leased back in a SuperStock transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease. Property and equipment consisting of furniture, fixtures and equipment, photography and computer equipment are recorded at cost. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated lives of furniture, fixtures, and equipment being 7 years and of photography and computer equipment ranging from 5 to 7 years.

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

[15] Goodwill and intangible assets:

We test goodwill for impairment at least annually, or more often if deemed necessary based on certain circumstances. Our goodwill impairment test is a two-step process: Step 1 - test for potential impairment by comparing the fair value of each reporting unit with its carrying amount; if the fair value of the reporting unit is greater than its carrying amount (including recorded goodwill), then no impairment exists and Step 2 is not performed; Step 2 - if the carrying amount of the reporting unit (including recorded goodwill) is greater than its fair value, then the amount of the impairment, if any, is measured and recorded as needed. The Company’s impairment test performed on October 1, 2006, concluded that no impairment of goodwill exists. As circumstances change, it is reasonably possible that future goodwill impairment tests could results in a loss from impairment to goodwill, which would be included in the determination of net income or loss.

Intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS 144 (as defined below). Intangible assets with definite lives are amortized using either the straight-line method or based on expected usage of the asset, depending on the nature of the asset over their expected useful life. During our 2006 annual impairment assessment, we evaluated and tested the carrying value of certain identifiable intangible assets with definite lives that resulted from our acquisition of Ingram. As a result of that testing we concluded that certain of these assets were impaired due to decreased actual and forecasted revenues at our Ingram subsidiary and reported an impairment charge of $1.7 million for 2006. (See Note F)

The Company capitalizes software development costs for modifications to various web site components and management information systems that result in additional functionality in accordance with AICPA Statement of Position (SOP), 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development costs are amortized on a straight-line basis over four years.

[16] Long-lived assets:

We evaluate our long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its undiscounted cash flows. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our consideration of SFAS 144 involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted-average cost of capital, and our future financial performance. No impairment charges other than the $1.7 million discussed in B [15] above have been incurred for 2006 and 2005.

[17] Other expense, net:

($ in thousands)	Years ended December 31,
	2006	2005

Currency transaction (loss) gain	$148	$(144)
Loss on extinguishment of debt	—	(371)
Write-off of investments	(48)	—
Interest Income	176	33
Other	(11)	(23)
	$265	$(505)

[18] Income taxes:

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from offsetting the net operating loss and tax credit carry-forwards against taxable income, if any. We established a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The difference in basis of the investment in foreign subsidiary relates to goodwill which is a temporary difference.

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

For 2006 and 2005, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 16,231,955 and 16,028,590 outstanding stock options and warrants as of December 31, 2006 and 2005, respectively, would have been anti-dilutive.

For 2006 and 2005, respectively, 4,025,139 and 5,000,151 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred have also been excluded from the weighted average shares outstanding due to their anti-dilutive effect. In addition, 2,896,000 shares of common stock that were issued upon the conversion in March 2006 of the Company’s 14,480 preferred stock shares issued to the stockholders of Ingram Publishing Limited as part of the acquisition price (see Note C) have been excluded for 2005.

[20] Reclassifications:

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 consolidated presentation.

[21] Comprehensive Income (Loss) and Accumulated Other Comprehensive Income:

Accumulated other comprehensive income consists of net unrealized foreign currency translation adjustments and is presented in the consolidated balance sheets as a component of stockholders’ equity.

[22] Share based payments:

We have a 2005 Stock Option Plan and a 2002 Stock Option Plan, which are described in footnote M below. Prior to January 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, no compensation cost was recognized for options granted to employees and directors at exercise prices, which equaled or exceeded the market price of our Common Stock at the date of grant. In addition, for certain options with modifications of terms which resulted in variable accounting, compensation cost was recognized by marking the option’s value to market at each reporting period. Stock-based employee compensation cost was recognized as a component of selling, general and administrative expense in the Statement of Operations. For 2005, stock-based compensation expensed for employees was $427,000.

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

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss and loss before income taxes for 2006, is approximately $1.1 million higher, or $0.01 per share, than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes due to the valuation allowance for our U.S. deferred tax assets due to our lack of operating history. Total compensation cost for share based payment arrangements recognized for 2006 was $1.3 million, or $0.02 per share. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  For awards with graded vesting, we recognize share-based compensation cost using the straight-line method over the requisite service period.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during 2005:

$ in thousands, except per share amounts	Year ended December 31, 2005
Net loss attributed to common stockholders	$(4,993)
Stock based employee compensation included in net loss	427
Less: Stock-based employee compensation using the fair value method	(1)

Pro forma net loss	$(4,567)

Loss per share - basic and diluted
As reported	$(0.10)
Pro forma	$(0.10)

The above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair-value method for such periods. The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. The following weighted average assumptions were used for stock options granted during 2005: no annual dividends; expected volatility of 80%; risk free interest rate of 3.00%, and expected life of 5 years.

As a result of the February 9, 2006 stockholder approval of our 2005 Stock Plan, although the exercise price of $0.30 was greater than the prevailing market price of the underlying common stock when originally granted during 2005, for GAAP purposes the grant date used to measure fair value of 4,108,060 stock options valued at $1.0 million was the February 9, 2006 stockholder approval date, at which time the market price of the underlying common stock was $0.37. The weighted-average grant-date fair value of these option grants was $0.25 per share. The weighted average fair value of all options granted during 2006 was $0.28 per share. The fair value of options granted is estimated using the Black-Scholes option pricing model. The following assumptions were used for stock options granted during 2006:  no annual dividends; expected volatility of 117%; risk free interest rate ranging from 3.5% to 4.0%; expected life ranging from approximately 3.5 to 4.0 years. Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for the most recent two years. We believe this method produces an estimate that is representative of our expectations of the future volatility over the expected term of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based upon share option exercises, pre and post vesting terminations and share option term expiration. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.

During May and June 2006, we modified and accelerated the vesting for 200,000 stock options held by certain former executives as part of their separation agreements with the Company. The fair value of the modifications of $68,000 has been recognized as incremental compensation expense during 2006, which is included in the $1.3 million of total compensation cost discussed above.

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

Additional information relative to our employee options outstanding at December 31, 2006 is summarized as follows:

The following summarizes our stock option activity for 2006 and 2005:

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2004	4,697,623	$0.31

Granted	—	—
Exercised	(25,000)	$0.15
Forfeited	—	—
Cancelled	(125,000)	$0.15

Balance, December 31, 2005	4,547,623	$0.32

Granted	6,658,060	$0.37
Exercised	(1,302,850)	$0.23
Forfeited	(861,843)	$0.36
Cancelled	(66,668)	$0.15
Balance, December 31, 2006	8,974,322	$0.36

Exercisable, December 31, 2005	4,547,623	$0.32

Exercisable, December 31, 2006	7,291,844	$0.35

The 1,302,850 options exercised in 2006 include certain shares exercised on a cashless basis, resulting in the issuance of 709,151 common shares.

The following table summarizes information about stock options outstanding at December 31, 2006:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$0.15	54,167	1/2 year	54,167
$0.25	1,256,500	1 year	1,256,500
$0.30	5,873,655	3 years	4,702,844
$0.34	165,000	4 years	82,500
$0.46	425,000	4 1/2 years	425,000
$0.50	160,000	1/2 year	160,000
$0.65	525,000	4 1/2 years	325,000
$0.83	275,000	4 1/2 years	45,833
$1.00	120,000	1/2 year	120,000
$1.50	120,000	1/2 year	120,000
	8,974,322	3 years	7,291,844

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $5,000. This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The total intrinsic value of options exercised during 2006 was $371,000.

Prior to January 1, 2006 the Company had granted 3,190,000 non-plan restricted shares to certain members of management that included 838,750 shares not fully vested as of that date. During 2006, 732,500 of such shares vested and the fair value of the vested shares of $104,000 has been recognized as compensation expense during 2006. The following is a summary of the status of and changes to the Company’s non-vested shares as of and for 2006:

	Non-vested Shares	Weighted Average Grant-Date Fair Value

Balance, December 31, 2005	838,750	$0.14

Granted	1,769,908	$0.27
Vested	(951,500)	$0.17
Forfeited	(62,500)	$0.12
Balance, December 31, 2006	1,594,658	$0.27

At December 31, 2006, there was $806,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements, including options and restricted stock grants. That cost is expected to be recognized over a weighted-average period of about 2 years.

[23] Advertising

Advertising expenses were $573,000 and $821,000 for 2006 and 2005, respectively. Advertising costs are charged to expense as incurred.

[24] Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. We will be required to apply FIN 48 with our fiscal year beginning January 1, 2007.  Based upon our preliminary analysis, we do not anticipate that the implementation of FIN 48 will have a material effect, if any, on our financial position, results of operations or disclosures.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income was misstated ("rollover method") or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated ("iron curtain method"). The guidance provided by SAB 108 requires both methods to be used in evaluating materiality. The Company adopted this guidance effective December 31, 2006, noting that there was no effect on our current or prior year financial position, results of operations or disclosures.

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

In December 2006, the FASB issued FASB Staff Position (FSP) 00-19-2, “Accounting for Registration Payment Arrangements,” which is effective for financial statements issued for fiscal years beginning after December 15, 2006. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. On April 27, 2006, we entered into a Registration Rights Agreement dated April 27, 2006, between a21 and the Agent, on its own behalf and on behalf of the holders of the Senior Convertible Notes (as defined below). Pursuant to the Registration Rights Agreement, the Company is required to use commercially reasonable efforts to keep each Registration Statement continuously effective until either all securities covered by the Registration Statement have been sold, or until all Registrable Securities covered by the Registration Statement may be sold immediately without registration. Further, if the SEC has not declared effective a registration statement for the sale of the underlying shares of a21’s common stock by January 22, 2007, we will be obligated to pay the holder of the Senior Convertible Notes liquidated damages as provided in the Registration Rights Agreement up to a maximum of 24% of the proceeds of the Senior Convertible Notes. On January 12, 2007, the SEC declared our Registration Statement filed on Form SB-2 effective. The Company concludes that it is not probable that it will be required to remit any payments to the investors for failing to maintain the effectiveness of the related Registration Statement. Therefore, the adoption of FSP 00-19-2 will not have a material affect on our consolidated results of operations or consolidated financial position.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. This Statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted provided the entity also elects to apply the provisions of FASB Statement No. 159, “Fair Value Measurements.” We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial condition, results of operations and cash flows.

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

In consideration, the stockholders of ArtSelect received $4.5 million of cash, $2.4 million in secured notes, and 10,000 shares of a21 convertible preferred stock valued at $3.15 million. The selling stockholders of ArtSelect also received warrants to purchase 750,000 shares of a21’s common stock at $1.00 per share valued at $0.50 per share or $375,000. We have also incurred approximately $221,000 in related transaction costs, which have been recorded as part of the purchase price.

($ in thousands)
Cash	$4,500
Convertible preferred stock	3,150
Seller secured notes	2,407
Warrants	375
Capitalized transaction costs	221
$10,653

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

The aggregate purchase price was approximately $10.6 million. The following summarizes the fair values assigned to the assets acquired and liabilities assumed at the date of acquisition.

($ in thousands)
Tangible assets	$1,854
Trade name	80
Software	940
Customer relationships	2,800
Goodwill	5,908
Deferred tax liability	(30)
Liabilities assumed	(899)
$10,653

INGRAM PUBLISHING

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

In consideration for the outstanding stock of Ingram, the stockholders received cash of $965,000, 14,480 shares of the Company’s preferred shares valued at $1.3 million which was convertible into 2,896,000 shares of the Company’s common stock at a minimum price of $0.50 per share, and 3,620,000 shares of the Company’s common stock valued at $977,000 based on the date the acquisition was announced. The Company paid off an existing debt of $1.5 million and incurred related transaction costs of $530,000. In addition, the Company recorded a liability as of December 31, 2005 for $111,000 to reflect a purchase adjustment according to the terms of the purchase agreement. Ingram had no other material liabilities at closing other than ordinary course operating current liabilities of $602,000. The amount of consideration was determined by an arms length negotiation. The Preferred Stock was converted into the Company’s common stock during March 2006 (see Note M).

The aggregate purchase price was approximately $3.9 million. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which have been adjusted from the preliminary amounts previously reported to reflect the Company’s final purchase price allocation.

($ in thousands)
Current assets	$714
Other assets	82
License agreements	2,440
Non-compete agreements	790
Customer relationships	420
Distribution agreements	270
Trademark	220
Goodwill	1,072
Current liabilities	(602)
Long term debt	(1,548)
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

($ in thousands, except per share amounts)	Years ended December 31,
	2006	2005
Total revenue	$24,292	$23,645

Net loss	(9,041)	(6,150)

Net loss per share, basic and diluted	$(0.11)	$(0.12)

Proforma weighted average number of common shares outstanding, basic and diluted	78,740,959	50,539,860

NOTE D - INVENTORY

The major components of inventory are summarized as follows:

	December 31,
($ in thousands)	2006	2005
Framed art raw materials	$650	—
Framed art finished goods	158	—
Compact disk product	36	156
	$844	$156

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are summarized as follows:

	December 31,
($ in thousands)	2006	2005
Land and building	$7,768	$7,768
Office equipment and furnishings	721	375
Technology equipment	508	430
Less: Accumulated depreciation	(1,697)	(1,070)
	$7,300	$7,503

Land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease. (See Note K)

Depreciation expense was $630,000 and $617,000 for 2006 and 2005, respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is comprised of $5.9 million of goodwill associated with the acquisition of ArtSelect, $1.5 million of goodwill associated with the 2004 acquisition of SuperStock, and $1.2 million of goodwill associated with the acquisition of Ingram.

($ in thousands)
Goodwill at December 31, 2004	$1,049
SuperStock earn-out	156
Ingram goodwill	1,072
Cumulative foreign currency translation of Ingram goodwill	(14)
Goodwill at December 31, 2005	$2,263
SuperStock earn-out	284
Cumulative foreign currency translation of Ingram goodwill	193
ArtSelect goodwill	5,908
Goodwill at December 31, 2006	$8,648

Identifiable intangible assets, net of accumulated amortization and impairment charges at December 31, 2005, are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation	Net	Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(53)	$—	$63	48
SuperStock software	147	(48)	—	99	36-60
Ingram license agreements	2,440	(122)	(22)	2,296	60
Ingram non-compete agreements	790	(66)	(11)	713	36
Ingram customer relationships	420	(35)	(6)	379	36
Ingram distribution agreements	270	(22)	(5)	243	36
Ingram trademark	220	(28)	(4)	188	24
Intangible assets	$4,403	$(374)	$(48)	$3,981

Identifiable intangible assets, net of accumulated amortization and impairment charges at December 31, 2006 are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation	Impairment Charges	Net	Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(116)	$—	$—	$—	34
SuperStock software	282	(112)	—	—	170	36-60
Ingram license agreements	2,440	(610)	192	(1,298)	724	60
Ingram non-compete agreements	790	(329)	48	(360)	149	36
Ingram customer relationships	420	(175)	26	—	271	36
Ingram distribution agreements	270	(113)	17	—	174	36
Ingram trademark	220	(138)	9	—	91	24
ArtSelect trade name	80	—	—	—	80	N/A
ArtSelect software	1,086	(164)	—	—	922	48
ArtSelect customer relationships	2,800	(149)	—	—	2,651	216
Intangible assets	$8,504	$(1,906)	$292	$(1,658)	$5,232

Amortization expense during 2006 and 2005 totaled $1.5 million and $333,000, respectively.

During our 2006 annual impairment assessment, we evaluated and tested the carrying value of certain identifiable intangible assets with definite lives that resulted from our acquisition of Ingram. Utilizing a cash flow methodology, the results of that testing led to the conclusion that certain of these assets were impaired due to decreased actual and forecasted revenues at our Ingram subsidiary and reported an impairment charge of $1.7 million for 2006, consisting of $1.3 million and $360,000 for the Ingram license agreements and Ingram non-compete agreements, respectively.

Approximate remaining annual amortization expense is as follows for each of the following years: 2007: $1.1 million, 2008: $863,000, 2009: $619,000, 2010: $410,000, and 2011: $203,000.

($ in thousands)
Intangible assets, net at December 31, 2004	$213
Ingram acquisition	4,140
Cumulative foreign currency translation	(48)
SuperStock software additions, net	9
Amortization expense	(333)
Intangible assets, net at December 31, 2005	$3,981
Cumulative foreign currency translation	340
SuperStock software additions, net	135
ArtSelect trade name	80
ArtSelect software	1,086
ArtSelect customer relationships	2,800
Amortization expense	(1,532)
Impairment charges	(1,658)
Intangible assets, net at December 31, 2006	$5,232

NOTE G - PHOTO COLLECTION AND CONTRACTS WITH PHOTOGRAPHERS

The gross book value of our photo collection as of December 31, 2006 and 2005 was $2.9 million and $2.6 million, respectively. The book value of the photo collection, net of accumulated amortization was $1.5 million and $1.7 million at December 31, 2006 and 2005, respectively. Amortization expense was $528,000 and $491,000 for 2006 and 2005, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2007: $576,000, 2008: $182,000, 2009: $102,000, 2010: $66,000, and 2011: 18,000.

The gross book value of contracts with photographers as of December 31, 2006 and 2005, were $1.3 million. The book value of contracts with photographers, net of accumulated amortization was $718,000 and $929,000 as of December 31, 2006 and 2005, respectively. Amortization expense was $210,000 and $205,000 for 2006 and 2005, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2007: $208,000, 2008: $169,000, 2009: $124,000, 2010: $61,000, and 2011: $50,000.

NOTE H - MINORITY INTEREST

At December 31, 2006, minority interest represents 1,341,713 shares of SuperStock Seller Preferred held by the former owners of SuperStock, which is exchangeable for 4,025,139 shares of a21’s common stock. At December 31, 2005, minority interest represents 1,666,717 shares of SuperStock Seller Preferred held by the former owners of SuperStock, which is exchangeable for 5,000,151 shares of a21’s common stock. The SuperStock Seller Preferred has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except a liquidation preference. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $3.4 million or 14% and $4.25 million or 17% of the total liquidation distributions after creditors at December 31, 2006 and 2005, respectively. The minority interest is valued as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

On June 30, 2006, we issued 375,012 shares of a21 common stock upon the conversion of 125,004 shares of the preferred stock of SuperStock, Inc. and on July 20, 2006, we issued 600,000 shares of a21 common stock upon the conversion of 200,000 shares of the preferred stock of SuperStock, Inc.

See Note O [2] Subsequent Events.

NOTE I - OPERATING SEGMENTS

Effective with the ArtSelect acquisition during May 2006, we operate in the following segments: Corporate, SuperStock, and ArtSelect. No customer represented 10% or more of our total revenue in the periods presented.

82% and 83% of our total revenues were based domestically in the U.S. for 2006 and 2005, respectively. 85% and 71% of our total assets were based domestically in the U.S. as of December 31, 2006 and 2005, respectively. Total revenue includes UK revenue of 9% and 13% for 2006 and 2005, respectively.

The following table presents information about our segment activity for 2006 and 2005:

($ in thousands)
Year ended December 31, 2006	Corporate	SuperStock	ArtSelect	Total

Revenue	$—	$11,976	$7,657	$19,633

Segment operating loss	(3,995)	(3,796)	311	(7,480)

Segment total assets	394	22,181	12,039	34,614

Segment long-lived assets	—	13,619	9,799	23,418

($ in thousands)
Year ended December 31, 2005	Corporate	SuperStock	ArtSelect	Total

Revenue	$—	$9,563	$—	$9,563

Segment operating loss	(1,434)	(1,177)	—	(2,611)

Segment total assets	85	20,429	—	20,514

Segment long-lived assets	—	16,391	—	16,391

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

The Senior Convertible Notes are secured by substantially all of our assets and are convertible into 23,846,149 of a21’s common stock at a minimum conversion price of $0.65 per share, subject to adjustment as provided in the Senior Convertible Notes. In addition, the conversion price of the Senior Convertible Notes may be adjusted based on a weighted average anti-dilution formula in the event of issuances of a21’s common stock at a price per share below $0.65. The minimum conversion price is set at $0.50 per share on a diluted basis. No such conversion price resets have occurred from issuance through December 31, 2006. The interest on the Senior Convertible Notes is payable quarterly in arrears, and the principal will be due and payable on March 31, 2011. If the 45-day volume weighted average price of a21’s common stock equals or exceeds $1 per share, the Senior Convertible Notes will automatically be converted into a21’s common stock under certain conditions.

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

We also entered into a Registration Rights Agreement dated April 27, 2006, between a21 and the Agent, on its own behalf and on behalf of the holders of the Senior Convertible Notes. Pursuant to the Registration Rights Agreement, the Company is required to use commercially reasonable efforts to keep each Registration Statement continuously effective until either all securities covered by the Registration Statement have been sold, or until all Registrable Securities covered by the Registration Statement may be sold immediately without registration. Further, if the SEC has not declared effective a registration statement for the sale of the underlying shares of a21’s common stock by January 22, 2007, we will be obligated to pay the holder of the Senior Convertible Notes liquidated damages as provided in the Registration Rights Agreement up to a maximum of 24% of the proceeds of the Senior Convertible Notes. On January 12, 2007, the SEC declared our Registration Statement filed on Form SB-2 effective.

We evaluated the terms of the Senior Convertible Notes to determine whether at issuance the conversion feature should be separated and measured at fair value under SFAS No. 133 “Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The instrument should not be accounted for as “conventional convertible debt”, as defined EITF 00-19, as a result of the conversion price reset provisions described above. We determined that the embedded conversion feature is not required to be separated and accounted for as a liability. With respect to the registration rights and the liquidated damages described above, we have determined that a discount on an unregistered share of the Company’s common stock subject to the registration rights agreement associated with the Senior Convertible Notes would exceed the liquidated damages.

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

In connection with the repayment of the indebtedness described above, the following common stock purchase warrant agreements were terminated: Warrants expiring on February 21, 2007, granting the right to purchase 300,000 shares of a21’s common stock, at an exercise price of $0.188 per share, which was issued in connection with certain repaid Notes; and Warrants expiring on February 21, 2007, granting the right to purchase 337,500 shares of a21’s common stock, at an exercise price of $0.377 per share, which were also issued in connection with certain Notes. These Warrants, which had a fair value of approximately $261,000 on April 27, 2006, were returned to us and canceled in consideration of us issuing a portion of the Senior Convertible Notes in the aggregate principal amount equal to $215,000 (which is equal to the product of (i) the difference between the closing market price of a21’s common stock on March 30, 2006 ($0.62) and the exercise price of the warrants, and (ii) the number of shares of a21’s common stock issuable upon exercise of the warrants). The difference between the fair value of the warrants received and the amount of the Senior Convertible Notes issued, of approximately $46,000, is included as a reduction of warrant expense in our consolidated statement of operations for 2006.

Secured Notes - Related Party (ArtSelect Sellers)

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received $2.4 million in secured notes. The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes will be accrued and added to the principal of the notes. After the first year, interest will be payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Convertible Notes described above). The $2.5 million balance, including accrued interest, recorded on our consolidated balance sheet at December 31, 2006 is included in the caption “Secured notes payable, net- related party (ArtSelect Sellers)”.

Notes Payable, Unsecured

On February 29, 2004, the Company received $1.1 million in connection with the issuance of unsecured notes payable (the “Original Notes”), which accrued interest at 12% for up to twelve months along with 630,000 callable warrants at $0.45 per share (the “Original Warrants”). In addition, the Company issued 63,000 warrants exercisable at $0.45 per share to an investment-banking firm in connection with the placement of the Original Note. The Original Notes matured on August 29, 2004, but provided for an automatic extension, if not paid, of six months with monthly extensions thereafter. The fair value of the warrants, which amounted to $245,000, was determined using a Black Scholes pricing model and was recorded as debt discount and additional paid-in capital. Since the notes were still outstanding as of August 29, 2004, the number of shares subject to warrants was increased by 50% (315,000 callable warrants) at $0.45 per share. The fair value of the warrants issued for the six-month extension, which amounted to $31,000, was determined using a Black Scholes pricing model and was recorded as debt discount and additional paid-in capital.

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

On June 24, 2005, the Company amended and restated the Original Notes (the “Restated Notes”). The aggregate amount outstanding under the Restated Notes is $1.1 million. The Restated Notes were to mature on July 15, 2006 (the “Maturity Date”). The initial interest payment was due September 30, 2005 and included interest accrued from the February 29, 2004 date of issuance of $200,000.

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

See “$15.5 Million Senior Secured Convertible Notes” above regarding the repayment of these notes in April 2006.

Senior Secured Notes Payable - Related Party

On February 22, 2005, the Company consummated a $2.3 million financing transaction in the form of two-year interest only senior (non-convertible) secured notes and retired $1.3 million of its two-year convertible subordinated notes issued in conjunction with the Company’s acquisition of SuperStock in February 2004. The investors in the transaction were existing stockholders of the Company and were also holders of the Subordinated Notes (as defined below). In the transaction, SuperStock issued new 12% senior secured notes due in February 2007 in the principal amount of $2.3 million (the “Senior Notes”) and retired all of its outstanding 13% convertible subordinated notes due February 28, 2006 (the “Subordinated Notes”).

The Senior Notes may be prepaid without penalty at any time. They also have a provision which adds 4% of the original principal amount per year to their principal balance payable at maturity. For the year ended December 31, 2005, the principal balance has been increased by $77,000 based on this provision.

Five year warrants to purchase 937,500 shares of the Company’s common stock originally issued to the holders of the Subordinated Notes were amended and restated whereby, inclusive of the right to purchase an additional 125,000 shares of the Company’s common stock, the holders of the Senior Notes received two year warrants to purchase an aggregate of 500,000 shares of the Company’s common stock at $0.225 per share and an aggregate of 562,500 shares of common stock at $0.45 per share (together, the “Warrants”). During the year ended December 31, 2005, the Company recorded an additional debt discount of $10,000 for the excess of the fair value of the warrants to purchase 1,062,500 shares of the Company’s common stock on the date of issuance over the fair value of the warrants to purchase 937,500 shares of common stock calculated at the time of amendment (reflecting the remaining term and the stock price on that date). Pursuant to the provisions of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”), the Company recorded the value of the Warrants as a current liability, with subsequent changes in fair value to be reflected in the consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to registration rights and because the terms did not include a liquidating damages provision. The warrants were valued at $14,000 at the time of initial classification. See Warrant Liability below.

In September 2005, the Company issued 8,000,000 additional shares of common stock to accredited investors (see Note M[1]). Per an anti-dilution provision of the Warrants, this issuance of common stock resulted in an amendment of the exercise price of the warrants. The two year warrants to purchase an aggregate of 500,000 shares of the Company’s common stock were amended to have an exercise price of $0.188 per share (originally $0.225 per share) and an aggregate of 562,500 shares of common stock to have an exercise price of $0.377 per share (originally $0.45 per share). In accordance with this amendment, the Company recorded an additional debt discount of $7,000 (reflecting the remaining term and the stock price on that date). The debt discount was being amortized as interest expense over the term of the Senior Notes.

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

See “$15.5 Million Senior Secured Convertible Notes” above regarding the repayment of these notes in April 2006.

Warrant Liability

Pursuant to the provisions of EITF 00-19, we recorded the value of certain warrants as a current liability, with subsequent changes in fair value to be reflected in the consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to respective registration rights agreement. As of December 31, 2006 and 2005, the warrants were valued at $18,000 and $187,000, respectively. The change in valuation for 2006 and 2005 was an expense of $93,000 and $173,000, respectively. During 2006, this expense was offset by the $46,000 of income resulting from the cancellation of warrants valued at $261,000 exchanged for Senior Convertible Notes of $215,000, as described above, resulting in non-operating warrant expense of $47,000 for 2006.

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

Based on the terms of the leasing arrangement, the transaction does not qualify for sale recognition and has been accounted for as a capital lease pursuant to SFAS No. 98, "Accounting for Leases". Accordingly, the accompanying financial statements reflect the net proceeds from the sale of the land and building as a loan payable with an effective interest rate of 10.1%. The building is included in property and equipment and is being depreciated on a straight-line basis over the twenty-year term of the lease. (See Note E)

The following table summarizes our annual maturities under the loan payable on building:

($ in thousands)
2007	$35
2008	55
2009	80
2010	110
2011	144
Thereafter	7,014
7,438
Less: Current Portion	(35)
Long Term Portion	$7,403

The current portion of the loan payable is included in other current liabilities.

The following table summarizes our related annual lease payments on building:

($ in thousands)
2007	$ 788
2008	804
2009	822
2010	843
2011	864
Thereafter	12,799
Total payments	16,920
Less interest	(9,482)
Net	$ 7,438

NOTE L - INCOME TAXES

The components of income tax expense were as follows:

($ in thousands)	Year Ended December 31,
	2006	2005
Current tax:
U.S. Federal and State	29	—
Foreign	119	105
Total current tax	148	105

Deferred tax:
U.S. Federal and State	—	—
Foreign	—	—
Total deferred tax	—	—

Income tax expense	148	105

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2006 and 2005 is as follows:

($ in thousands)	Year Ended December 31,
	2006	2005
Income tax benefit at federal statutory rate	$(3,044)	$(1,587)
State income tax benefit, net of effect on federal taxes	(235)	(173)
Permanent differences and other	(636)	193
Increase in valuation allowance	4,063	1,672
Income tax expense	$148	$105

The Company’s deferred tax assets and liabilities relate to the following temporary differences between financial accounting and tax bases at December 31, 2006 and 2005:
($ in thousands)	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry-forwards	$7,141		$3,627
Foreign tax credits	562		443
Alternative minimum tax credit	28		28
Accounts receivable	62		19
Deferred compensation	466		173
Capital lease	318		189
Accrued bonus	16		---
Accrued vacation	9		---
Other timing differences	11		---
Total deferred tax assets	8,613		4,479

Deferred tax liabilities:
Depreciation on photo collection and other	(563)		(654)
Photographer contracts	(261)		(349)
Customer relationships and other	(1,359)		(305)
License and non-compete agreements	(328)		(1,132)
Tradename	(30)		---
Total Deferred tax liabilities	(2,541)		(2,440)

Net deferred tax asset	6,072		2,039
Less: valuation allowance	(6,102)		(2,039)
Net deferred tax liability	$(30)	$	---

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The increase in the valuation allowance was $4.1 million and $1.7 million for 2006 and 2005, respectively.

At December 31, 2006, the Company had U.S. net operating loss, foreign tax credit and alternative minimum tax credit carry-forwards for income tax purposes of $18.0 million, $562,000 million, and $28,000, respectively. The net operating loss and foreign tax credit carry-forwards expire in varying amounts through 2025. The Company’s ability to benefit from these carry-forwards is limited under certain provisions of the Internal Revenue Code. At December 31, 2006, the Company had foreign net operating loss carry-forwards for income tax purposes of $1.2 million that have no expiration date.

NOTE M - CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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

Pursuant to the reincorporation, the number of the Company’s authorized shares of common stock was increased from 100,000,000 shares to 200,000,000 shares.

We are authorized to issue 100,000 shares of $.001 par value preferred stock having rights, preferences, and privileges which may be determined by our Board of Directors.

During October 2006, we issued 219,000 shares of our restricted common stock, valued at $61,000 and vested immediately, to our directors for past performance of services. Additionally, each non-employee member of the Board of Directors received 72,727 restricted shares of our common stock in accordance with the adoption of a compensation plan for its non-employee directors for the annual Board term through September 2007 (see Note N[6]).

During October 2006, we issued 1,000,000 shares of our restricted common stock to two of our officers pursuant to the terms of their employment agreements (see Note N[5]). Also during October 2006, the Company issued 275,000 shares of our restricted common stock, valued at $74,000, to our Chief Financial Officer; 45,833 restricted shares will vest on the six month anniversary date of the grant date and the remainder of the restricted stock will vest in thirty equal monthly installments on the first day of each month thereafter.

In connection with the July 2006 settlement of certain claims made by a stockholder and three of his affiliates against the Company, we issued 450,000 shares of our common stock in exchange for a general release of all claims such persons may have had against us. We have recognized the related fair value of such shares of $139,000 as settlement expense included in general operating expense in our Statement of Operations, with a corresponding increase to additional paid in capital during 2006. The fair value was determined based upon the prevailing common stock trading market price per share at the time the agreement was reached.

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

In partial consideration for the sale of ArtSelect to a21 (see Note C), the stockholders of ArtSelect received 10,000 shares of a21 convertible preferred stock valued at $3.15 million. The convertible preferred stock fair value was determined using the as-if converted value of $3.15 million. On May 16, 2006, the holders of convertible preferred stock elected to exchange all of the convertible preferred stock for an aggregate of 4,200,000 shares of a21’s common stock at a per share price of $0.75. Pursuant to the terms of the exchange agreement with such holders, the exchange stock was issued by a21 during August 2006 after the Company reincorporated in Delaware, and, in connection therewith, increased the number of authorized shares of its common stock, in part, to accommodate such exchange. The trading price of a21’s common stock was $0.83 at the closing date of the ArtSelect acquisition, which was the commitment date of the convertible preferred stock, compared to the conversion price of $0.75 per share, resulting in beneficial conversion value of $336,000 on the May 16, 2006 acquisition date, which was recorded as a deemed dividend on convertible preferred stock in 2006. The conversion was contingent on the increase in authorized shares which subsequently occurred on July 31, 2006.

During April 2006, we also issued 107,000 shares of our common stock for broker’s costs in connection with the issuance of the Senior Secured Convertible Notes discussed in Note J. These stock grants for broker’s costs were valued at fair value per the market trading price at the time of the grants, and charged to additional paid in capital for $62,000.

In partial consideration for the acquisition of the outstanding stock of Ingram (see Note C), the stockholders of Ingram also received 14,480 shares of a21’s preferred stock. On March 14, 2006, we issued 2,522,648 shares of a21 common stock upon the conversion of the preferred stock by the holders thereof. The preferred shares were converted into a21 common stock at a price per share of the a21 common stock of $0.574, the average of the closing price of the a21’s common stock for the 20 trading day period ending on March 13, 2006. At December 31, 2006 and 2005, there were none and 14,480 shares of preferred stock issued and outstanding, respectively.

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

In September 2005, we issued 8,000,000 shares of our restricted common stock with piggyback registration rights to accredited investors for cash of $1.2 million.

During June 2005, we issued a new non-employee director 95,000 shares of our restricted common stock valued at $19,000 and granted him a five-year stock option to purchase 95,000 shares of common stock, which options are exercisable at $0.30 per share and which fully vested by December 1, 2006. The pricing of such options was above the market trading value at the time of grant.

During May 2005, we issued to each of our non-employee directors, based on the number of committees on which each served 510,000 shares of our restricted common stock valued at $61,000 and granted to each of these directors 510,000 stock options to purchase the number of our common stock, which options are exercisable at $0.30 per share and which fully vested by December 1, 2005.

During 2005, we issued 2,585,000 shares of our restricted common stock to four of our officers pursuant to the terms of their employment agreements. The Company entered into an employment agreement with its Chairman and Chief Executive Officer as of May 2005 that provided for the issuance of 960,000 restricted shares of common stock valued at $115,000 of which 320,000 shares vested on June 30, 2005 and the balance of which vested in equal parts for the eight consecutive months thereafter beginning on July 31, 2005 (see Note N[5]).

The Company entered into an employment agreement with its President as of May 2005 that provided for the issuance of 1,200,000 restricted shares of common stock valued at $144,000, which vested in four equal amounts on each of June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006 (see Note N[5]).

The Company entered into an employment agreement with its Chief Creative Officer and SuperStock’s President and Chief Creative Officer as of May 2005 that provided for the issuance of 250,000 restricted shares of common stock which vest in equal amounts on each of August 31, 2005, February 28, 2006, August 31, 2006 and February 28, 2007 (see Note N[5]).

The Company entered into an employment agreement with SuperStock’s Executive Vice President as of October 1, 2005 that provided for the issuance of 175,000 restricted shares of common stock valued at $33,000 which vest in equal amounts on each of November 1, 2005, February 28, 2006, August 31, 2006 and February 28, 2007.

All of the above employment agreements also (1) provide that the restricted shares and options granted vest immediately upon a change in control, as defined, and (2) include a confidentiality covenant, a non-competition covenant and contain a prohibition on the solicitation of our employees, suppliers, vendors and customers.

During 2005, we also issued 150,000 fully-vested shares of our restricted common stock to a consultant for investor relations services and 200,000 fully-vested shares of our restricted common stock for finance costs related to the lease deposit arrangement discussed in Note N[2]. These stock grants for consulting services were valued at fair value per the respective market trading prices at the time of the grants, and charged to additional paid in capital for $28,000 and the fair value of the financing cost charged to additional paid in capital was $66,000 during 2005.

[2] Stock options and warrants:

Stock options and warrants have been granted to officers, directors and employees based upon employment agreements and other grants at the discretion of the Board of Directors. Warrants have been granted through other financing and investment agreements with certain of our investors.

On February 16, 2006, an information statement was mailed or furnished to our stockholders in connection with the authorization and approval by a majority of the Board of Directors of the 2005 Plan at a meeting held on March 10, 2005 and the subsequent adoption of such corporate action by written consent on February 9, 2006 of a majority of our stockholders. Such adoption constitutes the approval and consent of the action. The 2005 Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock, and unrestricted stock of up to an aggregate of 6,000,000 shares of common stock to officers, employees, and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2005 Plan. Stock options issued under the 2005 Plan typically have a five-year term and vest pro-rata over that term except when otherwise adapted to specific terms per executive management agreements and their respective terms. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of December 31, 2006 there were 182,363 shares available for grant under the 2005 Plan.

Pursuant to our 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), 3,000,000 shares of a21 common stock are reserved for issuance. The 2002 Plan authorizes our board of directors to issue warrants, options, restricted or unrestricted common stock, and other awards to our employees, consultants and directors and our affiliates. Certain options and warrants to be granted under the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options and warrants granted under the 2002 Plan will be nonqualified options or warrants which are not intended to qualify as ISOs. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan expire after a ten-year period and are subject to acceleration upon the occurrence of certain events. As of December 31, 2006 and 2005 there were 496,264 shares available for grant under the 2002 Plan.

As discussed above, on March 6, 2006, we received $1.2 million in connection with the exercise of common stock warrants.

In partial consideration of the acquisition of ArtSelect by a21, the stockholders of ArtSelect received warrants to purchase 750,000 shares of a21’s common stock at $1.00 per share valued at $0.50 each, or $375,000.

The following table summarizes the Company’s stock warrant activity:

	Shares	Weighted Average Exercise Price
Balance, December 31, 2004	28,709,967	$0.61

Granted	1,062,500	$0.29
Exercised	(17,114,000)	$0.19
Forfeited/Cancelled	(1,177,500)	$0.93

Balance, December 31, 2005	11,480,967	$0.47

Granted	750,000	$1.00
Exercised	(4,000,000)	$0.30
Forfeited/Cancelled	(973,334)	$0.66

Balance, December 31, 2006	7,257,633	$0.59

Exercisable, December 31, 2005	11,480,967	$0.47

Exercisable, December 31, 2006	7,257,633	$0.59

The table above also reflects the exercise of 17,114,000 during 2005 described as follows: During October 2005, the Company completed a transaction raising $3.2 million. The transaction involved the sale by Barron Partners L.P. (“Barron”), a significant stockholder of the Company, of outstanding warrants to purchase 21,114,000 shares of the Company's common stock to ten “accredited investors” also being significant stockholders of the Company, including StarVest Partners, L.P., Ahab Partners, L.P., Ahab International, Ltd., Aslan Capital Management, LLC and CRT Capital Group, LLC. As described below, for a limited period of time, the Company reduced the exercise price of warrants to purchase 17,114,000 shares of the Company's common stock to $0.185 per share, during which time the investors exercised their warrants and purchased shares of the Company's common stock, and the Company received the exercise price for each of the shares it issued. This accommodation was granted by the Company in order to facilitate the transaction.

Prior to this transaction, Barron held warrants to purchase the following number of shares of the Company's common stock at the following exercise prices: 4,590,000 shares at $0.20; 4,590,000 shares at $0.225; 4,590,000 shares at $0.45; 3,672,000 shares at $0.90; and 3,672,000 shares at $1.35. Barron sold these warrants to purchase 21,114,000 shares of the Company's common stock to the investors for $0.02 per share. Pursuant to a letter agreement dated October 4, 2005 between the Company and the investors, for a two-day period, the Company reduced the exercise price of warrants to purchase, in the aggregate, 17,114,000 shares of the Company's common stock to $0.185 per share. The investors then exercised these warrants and purchased such shares.

In connection with the transaction, also during October 2005, the Company amended the warrant transferred to CRT Capital Group, LLC to purchase 4,000,000 shares of the Company's common stock. Pursuant to this warrant, the minimum exercise price is $0.25 per share, which may be adjusted, provided the warrant is exercised upon the earlier to occur of (a) March 31, 2006, and (b) ten (10) days, or twenty (20) days if the shares common stock into which the warrant may be exercised is not then eligible for resale pursuant to a registration statement under the Securities Act of 1933, following written notice by the Company that the five-day volume weighted average price is greater than or equal to forty cents ($0.40).

As a result of the repricing of the warrants to purchase 21,114,000 shares of the Company's common stock, the Company recorded a deemed dividend of approximately $219,000 increasing the net loss available to common stockholders. As discussed in M [1] above, the remaining 4,000,000 warrants were exercised during 2006.

The fair value of each warrant grant on the date of grant is estimated using a Black-Scholes option-pricing model reflecting the following weighted average assumptions for the years ended December 31, 2006 and 2005: no annual dividends; expected volatility of 129% and 90%; risk free interest rate of 4.9% and 3.25%, and expected life of four and five years (contractual term for warrants).

The weighted average fair value of warrants granted during 2006 and 2005 was $0.50 and $0.23, respectively.

The following table summarizes information about warrants at December 31, 2006:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$0.188	200,000	3 years	200,000
$0.20	968,000	2 years	968,000
$0.225	1,798,000	3 years	1,798,000
$0.25	79,000	7 months	79,000
$0.30	122,000	1 year	122,000
$0.377	225,000	3 years	225,000
$0.40	50,000	1 ½ years	50,000
$0.45	981,000	2 years	981,000
$0.56	160,000	2 ½ years	160,000
$0.63	16,667	3 months	16,667
$0.75	162,500	6 months	162,500
$0.90	734,400	2 years	734,400
$1.00	750,000	3 ½ years	750,000
$1.25	160,000	6 months	160,000
$1.26	16,666	3 months	16,666
$1.35	734,400	2 years	734,400
$1.50	50,000	9 months	50,000
$1.75	50,000	1 year	50,000
	7,257,633	2 ½ years	7,257,633

The aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2006, was $106,000. This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2006 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on December 31, 2006.

[3] Deferred Compensation:

Grants of a21 restricted common stock made prior to January 1, 2006 to certain directors and officers totaling 3,190,000 shares, valued at fair value per the respective market trading prices at the time of the grants, resulted in unamortized deferred compensation of $115,000 included in the consolidated balance sheet for the unvested portion of such compensation at December 31, 2005. The deferred compensation was reversed upon the adoption of SFAS 123(R) effective January 1, 2006. Compensation expense of $288,000 was recorded for these grants for the year ended December 31, 2005.

NOTE N - COMMITMENTS AND OTHER MATTERS

[1] Lease commitments

As described in Notes E and K above, we have capitalized our facility under the terms of a sale and leaseback transaction. In September 2004, we entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two-year term. The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease. The total lease payments in accordance with the terms of the agreement are $3.5 million. Sublease payments of $550,000 and $193,000 were received during 2006 and 2005, respectively. Sublease payments are scheduled as follows for each of the following years: 2007: $680,000, 2008: $701,000, 2009: $722,000 and 2010: $616,000. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as deferred rent receivable of $549,000 and $541,000 at December 31, 2006 and 2005, respectively.

In a lease agreement for SuperStock Limited in the UK, we sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, our UK subsidiary would be liable for approximately $90,000 per year under the covenants in the lease in the event the lessee who has sublet the facility is unable to perform under such terms.

[2] Lease Deposit Arrangement

A security deposit is required under the capital lease agreement for our facility in Florida. The lease deposit of $750,000 is included in restricted cash non-current assets as of December 31, 2006.

[3] Settlement:

In connection with the July 2006 settlement of certain claims made by a stockholder and three of his affiliates against the Company, we issued 450,000 shares of a21 common stock in exchange for a general release of all claims such persons may have had against us. We have recognized the related value of such shares of $139,000 as settlement expense included in general operating expenses in our Statement of Operations for 2006.

[4] Legal:

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

[5] Employment and Advisory Agreements

The Company terminated its employment of its then Chief Creative Officer on May 25, 2006. Pursuant to the terms of an agreement between the Company and its then Chief Creative Officer, dated June 12, 2006, he agreed that his employment with the Company terminated as of May 25, 2006 and he also resigned from the a21 and SuperStock Board of Directors and from any other positions he held with our subsidiaries. Pursuant to the agreement, we will pay him severance of $120,000, in installments in accordance with our normal payroll practices. In addition, we accelerated the vesting of 62,500 of his unvested shares of restricted stock and 100,000 of his unvested stock options. We also agreed that he may exercise all of his vested stock options totaling 300,000 shares until the earlier of (i) the date such vested stock options would otherwise have expired by their terms, or (ii) May 25, 2007. In addition, he acknowledged and agreed that all right, title and interest in and to the approximately 1,205 images he photographed while an employee of SuperStock are the sole and exclusive property of the SuperStock. The resignation from our Board of Directors did not result from a disagreement with the Company on any matter relating to our operations, policies, or practices. The modification of vesting and the extension of the exercise period of his vested stock options resulted in additional fair value of approximately $54,000, which was recognized as compensation expense during 2006.

We appointed an interim President and Chief Operating Officer whom is also a member of our Board of Directors. We entered into an employment agreement with him pursuant to which, effective June 19, 2006, he received a salary of $20,000 per month and a one-time bonus of $30,000. He was granted options to purchase 400,000 shares of a21's common stock, exercisable at $0.46 per share, all of which will vest on December 31, 2006 and expire on June 19, 2011. The fair value of these options of approximately $120,000 is being accounted for as compensation expense under SFAS 123R over the vesting period. The employment agreement had a term of six months. See below regarding the resignation of this interim officer effective October 9, 2006.

The Company terminated its employment of its then President on June 19, 2006. Pursuant to the terms of a termination agreement between the Company and its then President, dated June 29, 2006, he resigned from the a21 and SuperStock Board of Directors and from any other positions he held with our subsidiaries. Pursuant to the termination agreement, we will pay him severance of approximately $53,000, in installments over approximately five months in accordance with our normal bi-monthly payroll cycle. In addition, we accelerated the vesting of 100,000 of his unvested stock options, and also agreed that his vested and unexercised stock options totaling 500,000 shares could be exercised on a cashless basis until their expiration date of September 19, 2006. Pursuant to the agreement he may not sell any shares of a21's common stock, including restricted shares owed or shares owed upon exercise of his vested option prior to their expiration, until June 19, 2007, except that he may sell up to 350,000 shares in a private transaction with a third party. The resignation from our Board of Directors did not result from a disagreement with the Company on any matter relating to our operations, policies, or practices. The modification of vesting of his stock options resulted in additional fair value of approximately $16,000 which was recognized as compensation expense during 2006.

On July 20, 2006, our Board of Directors increased the base salary of our then Chairman and Chief Executive Officer to $175,000 per year. He was also granted an option to purchase 650,000 shares of our common stock at a purchase price of $0.65 per share. The fair value of these options of approximately $160,000 was being accounted for as compensation expense under SFAS 123R over the vesting period. The options were exercisable as to 25% of the total shares represented thereby on each of October 31, 2006, April 30, 2007, October 31, 2007, and April 30, 2008. See below regarding the resignation of this officer effective October 9, 2006.

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

The Company entered into an employment agreement with its Chief Executive Officer on September 28, 2006, effective as of October 9, 2006. The agreement continues for a term of 36 months unless earlier terminated as described in the agreement. Pursuant to the agreement, he is entitled to receive an annual base salary of $250,000, a signing bonus of $25,000 and an annual bonus as described in the agreement. He was granted options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share and 500,000 restricted shares of our common stock. Options to purchase 62,500 shares and 62,500 restricted shares will vest on the six month anniversary date of the effective date of his employment agreement and the remainder of the options and restricted stock will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary date of the employment agreement. The options expire on October 9, 2011. The employment agreement also (1) provides that all unvested options and restricted shares vest immediately upon a change in control or in the event that a21 and its Chief Executive Officer, negotiating in good faith, are unable to reach an agreement, by no later than the three year anniversary of his employment agreement, regarding the continuation of his employment by a21and his employment agreement is not earlier terminated and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock. He was also appointed to a21’s Board of Directors, effective October 9, 2006.

The Company entered into an employment agreement with our interim President, pursuant to which he was appointed a21’s Executive Chairman, effective October 9, 2006; he resigned his position as a21’s interim President and Chief Operating Officer. This agreement supersedes in its entirety his previous employment agreement with a21 dated June 27, 2006. Pursuant to the agreement, he is entitled to receive an annual base salary of $165,000, a signing bonus of $25,000 and an annual bonus as described in the agreement. He was granted options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share and 500,000 restricted shares of our common stock. Options to purchase 214,280 shares and 214,280 restricted shares will vest on the six month anniversary of the effective date of his employment agreement and the remainder of the options and restricted stock will vest in monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by December 31, 2007, the termination date of the employment agreement. The options expire on October 9, 2011. The employment agreement also (1) provides that all unvested options and restricted shares vest immediately upon a change in control and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.

On October 9, 2006, the Company entered into an advisory agreement with our former Chief Executive Officer, pursuant to which he resigned his position as Chief Executive Officer of a21 and all other positions he had with a21 or any of its subsidiaries, except that he did not resign from his position as director of a21. Pursuant to this agreement, his prior employment agreement with a21 was terminated. He will receive $150,000 for his services to a21. In addition, unvested options to purchase 525,000 shares of a21’s common stock were deemed vested and unvested options to purchase 325,000 shares of a21’s common stock were cancelled, resulting in his owning vested options to purchase an aggregate of 1,125,000 shares, including 600,000 previously vested from a grant in 2005. The exercise period of all vested options was extended to January 31, 2008 and he was granted the right to exercise all vested options on a cashless basis. The advisory agreement has a term of twelve months, however due to the nature of its terms, the Company recorded consulting expense during the quarter ended December 31, 2006, of $150,000 in cash for services and $46,000 which is the incremental fair value resulting from the modifications to the stock options.

[6] Non-Employee Director Compensation Plan

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

[7] SuperStock Earnout

As part of the original 2004 SuperStock, Inc. purchase agreement, the sellers may also receive up to $1.5 million should SuperStock achieve certain revenue milestones during the four year period after closing. The amount due for the first year (March 1, 2004 through February 28, 2005) was $201,000, and was accrued as a cost of the acquisition. The amount due for the second year (March 1, 2005 through February 28, 2006) was $206,000, of which $156,000 was accrued as of December 31, 2005. The total second year amount due of $206,000 was paid in the current year. The estimated amount due for the third year (March 1, 2006 through February 28, 2007) calculated for the ten months ended December 31, 2006, is $234,000 and has been accrued as of December 31, 2006.

NOTE O - SUBSEQUENT EVENTS

[1] Employment Agreements

On January 8, 2007, we entered into an employment agreement our Executive Vice President, Sales and Marketing. He will receive a salary of $185,000 per year and a signing bonus of $15,000. He will be entitled to an annual bonus based on certain performance criteria established by the Board of Directors and a minimum bonus of $25,000 for 2007. In addition, only with respect to the fiscal year ending December 31, 2007, he will be entitled to an additional bonus equal to 2% of our net sales above a certain net sales threshold to be established by our Board of Directors. We granted him 350,000 restricted shares of a21’s common stock, of which 43,750 shares will vest on the six month anniversary of his employment agreement and the remainder of which will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary of the date of the agreement. All unvested shares of restricted stock will immediately vest upon a change in control of a21. We will also pay up to $800 per month for his employee benefits, whether he chooses to use our benefit plans or benefit plans of his choosing. The employment agreement may be terminated by either party without cause on 30 days written notice to the other party. In addition, we may terminate the employment agreement immediately for cause, as defined in the employment agreement, and he may terminate the employment agreement for good reason, as defined in the employment agreement. If we terminate the agreement or he terminates the agreement for good reason, we are obligated to make certain payments to him, as outlined in the agreement.

[2] Preferred Stock

On January 10, 2007, we issued 375,012 shares of a21 common stock upon the conversion of 125,004 shares of SuperStock Seller Preferred with a respective adjustment to equity of $210,000 representing the allocable, original fair value of the SuperStock Seller Preferred as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition. Also on January 10, 2007, we issued 1,736,874 shares of a21 common stock upon the conversion of 578,958 shares of the SuperStock Seller Preferred with a respective adjustment to equity of $973,000 representing the allocable, original fair value of the SuperStock Seller Preferred as if it had been exchanged into a21’s common stock at the closing price on the day of acquisition.

[3] Executive Compensation

During February 2007, our Compensation Committee of our Board of Directors consisting of independent members approved cash bonus payments related to 2006 performance to our Executive Chairman, Chief Executive Officer, and Chief Financial Officer totaling $92,000. The bonus amounts, which were included in accrued compensation in the accompanying consolidated balance sheet at December 31, 2006, were paid on March 2, 2007. These bonuses were measured and based upon previously agreed Management by Objective (MBO) criteria and payout targets for each of the respective executive officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a21, Inc.

Date: April 2, 2007	By:	/s/ JOHN Z. FERGUSON
John Z. Ferguson
Chief Executive Officer
(Principal Executive Officer)

Date: April 2, 2007	By:	/s/ THOMAS COSTANZA
Thomas Costanza
Chief Financial Officer
(Principal Financial Officer)