Form 10KSB/A
period 2006-12-31
A21 INC
filed 2007-04-03
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Annual Report on Form 10-KSB/A is to properly present the attached Exhibits 23.1 and 23.2 Consents of Independent Registered Public Accounting Firms in their final form. The consents filed with the original Annual Report on Form 10-KSB were not in final form.

ITEM 13. EXHIBITS

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

April 3, 2007
a21, Inc.

By:  /s/ John Z. Ferguson

John Z. Ferguson
Chief Executive Officer
(Principal Executive Officer)

By:  /s/ Thomas Costanza

Thomas Costanza
(Principal Financial Officer)