Form 10QSB
period 2007-03-31
a21, Inc.
filed 2007-05-15
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended:  March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-51285
---------

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

There were 87,754,226 shares of a21's common stock outstanding on May 11, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,740	$5,455
Accounts receivable, net allowance for doubtful accounts of $144 and $108, at March 31, 2007 and December 31, 2006, respectively	2,626	2,773
Inventory	765	844
Prepaid expenses and other current assets	660	441
Total current assets	8,791	9,513

Property, plant and equipment, net	7,149	7,300
Photo collection, net	1,577	1,520
Goodwill	8,732	8,648
Contracts with photographers, net	666	718
Deferred rent receivable	521	549
Intangible assets, net	5,001	5,232
Restricted cash	750	750
Other	94	384
Total assets	$33,281	$34,614

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,974	$2,770
Accrued compensation	254	359
Accrued expenses	503	430
Royalties payable	1,386	1,288
Warrant obligation	---	18
Deferred revenue	373	242
Other	93	106
Total current liabilities	4,583	5,213

LONG-TERM LIABILITIES
Senior secured convertible notes payable, net – related party	15,500	15,500
Secured notes payable, net – related party (ArtSelect Sellers)	2,537	2,499
Loan payable from sale-leaseback of building, less current portion	7,391	7,403
Other	107	112
Total liabilities	30,118	30,727

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	$1,071	$2,254

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 200,000,000 shares authorized; 89,565,821 and 87,191,575 shares issued and 85,886,046 and 83,511,800 shares outstanding at March 31, 2007 and December 31, 2006, respectively	89	87
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	25,739	24,341
Accumulated deficit	(24,248)	(23,286)
Accumulated other comprehensive income	512	491
Total stockholders' equity	2,092	1,633

Total liabilities and stockholders' equity	$33,281	$34,614

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUE
Licensing revenue	$3,168	$2,935
Product revenue	2,956	---
TOTAL REVENUE	6,124	2,935

COSTS AND EXPENSES
Cost of licensing revenue (excludes related amortization of $279 and $362 for three months ended March 31, 2007 and 2006, respectively)	950	903
Cost of product revenue (excludes related amortization of $44 for three months ended March 31, 2007)	1,397	---
Selling, general and administrative	3,663	2,805
Depreciation and amortization	619	603
TOTAL OPERATING EXPENSES	6,629	4,311

OPERATING LOSS	(505)	(1,376)

Interest expense	(442)	(353)
Warrant expense	(1)	(265)
Other income(expense), net	13	(14)

NET LOSS BEFORE INCOME TAX EXPENSE	(935)	(2,008)

Income tax expense	(27)	(27)

NET LOSS	(962)	(2,035)

Disproportionate deemed dividends	---	(157)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(962)	$(2,192)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	84,084,622	71,847,091
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY AND (CAPITAL DEFICIENCY)
(in thousands)
(unaudited)

	COMMON STOCK		TREASURY STOCK
	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
Balance at December 31, 2006	87,192	$87	(3,680)	$	---	$24,341	$(23,286)	$491	$1,633
Stock options exercised	97	---	---		---	29	---	---	29
Stock warrants exercised	68	---	---		---	19	---	---	19
Share-based compensation	---	---	---		---	170	---	---	170
Issuance of common stock upon the conversion of SuperStock Seller Preferred stock	2,112	2	---		---	1,180	---	---	1,182
Vesting of restricted stock compensation	97	---	---		---	---	---	---	---
Net loss	---	---	---		---	---	(962)	---	(962)
Foreign currency translation adjustment	---	---	---		---	---		21	21
Comprehensive loss	---	---	---		---	---	---	---	(941)
Balance at March 31, 2007	89,566	$89	(3,680)	$	---	$25,739	$(24,248)	$512	$2,092

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(962)	$(2,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	619	603
Amortization of finance costs	27	30
Loss on disposal of equipment	38	65
Change in fair value of warrant obligation	(18)	265
Share-based compensation	170	670

Changes in assets and liabilities:
Accounts receivable	147	(245)
Prepaid expenses and other current assets	21	(52)
Inventory	79	---
Accounts payable and accrued expenses	(807)	121
Deferred revenue	131	84
Deferred rent receivable	28	---
Foreign income tax payable	15	(178)
Other	30	9
NET CASH USED IN OPERATING ACTIVITIES	(482)	(663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property, plant and equipment	$(4)	$(96)
Investment in software	(68)	(36)
SuperStock acquisition earn-out	---	(67)
Investment in photo collection	(208)	(76)
Other	(3)	(40)
NET CASH USED IN INVESTING ACTIVITIES	(283)	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	29	31
Net proceeds from the exercise of stock warrants	19	1,200
Payment of SuperStock seller promissory note payable	(33)	---
Other	31	(7)
NET CASH PROVIDED BY FINANCING ACTIVITIES	46	1,224

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALANTS	4	2
NET (DECREASE) INCREASE IN CASH	(715)	248
CASH AND CASH EQUIVALANTS AT BEGINNING OF PERIOD	5,455	1,194

CASH AND CASH EQUIVALANTS AT END OF PERIOD	$4,740	$1,442

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ in thousands)
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid	$25	$178
Interest paid	191	297

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of SuperStock Seller Preferred stock into common stock (see Note H)	1,182	---
Cashless exercise of warrants for common stock	19	---
Accrued purchase price payable	78	67

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - FINANCIAL STATEMENT PRESENTATION AND THE DESCRIPTION OF BUSINESS

The unaudited condensed consolidated financial statements of a21, Inc. (“a21”, “the Company”, “we”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly a21’s financial position at March 31, 2007, and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Liquidity:

At March 31, 2007, we had cash of $4.7 million and working capital of $4.2 million.

Our future plans include further developing our distribution channels for SuperStock, gaining new key customer relationships for ArtSelect, improving the leveraging of SuperStock’s owned and licensed image content, and seeking integration cost reduction opportunities where feasible across the Company. Additionally, we are in discussions with several potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations. However, there can be no assurance that these efforts will be successful. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us, if needed, or that our operations will become profitable.

[2] Principles of consolidation:

The consolidated financial statements include all of our accounts including our primary operating subsidiaries, SuperStock, ArtSelect (acquired May 2006), and SuperStock Limited (UK), which includes Ingram Publishing (acquired October 2005). The minority interest in the consolidated balance sheets at March 31, 2007 and December 31, 2006, represents the interest of the holders of preferred shares of SuperStock (“SuperStock Seller Preferred”), which are exchangeable into common shares of a21, Inc. All significant inter-company balances and transactions have been eliminated.

[3] Revenue recognition:

Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered.

Licensing fee revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at our share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and we record the remaining license fee as revenue. Persuasive evidence of an arrangement exists and the price is fixed or determinable at the time the customer agrees to the terms and conditions of the license agreement. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we are able to determine that the likelihood of collection is reasonably assured prior to recognizing revenue. These first three general revenue recognition criteria have been met at or prior to the time of delivery of the imagery, regardless of the format or delivery medium. Delivery occurs upon making digital images available for download by the customer, or upon shipment of CD, analog film and transparencies.  We also sell subscriptions of certain images for terms ranging from one to twelve months. Subscription revenue is recognized over the respective term of the subscription agreement and, accordingly, $373,000 and $242,000 is recorded as deferred revenue as of March 31, 2007, and December 31, 2006, respectively.

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

[5] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. The recoverability of the carrying values of long-lived assets, including goodwill and identifiable intangible assets represent sensitive estimates subject to change.

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

[7] Cash and cash equivalents:

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2007, and December 31, 2006, we had no investments with maturities greater than three months. We are required to maintain a security deposit in accordance with our lease agreement for the SuperStock facility. This consists of restricted cash funded by us to secure a letter of credit in the amount of $750,000 at March 31, 2007 and December 31, 2006.

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

[11] Defined Contribution Employee Benefit Plan

We maintain defined contribution retirement plans pursuant to Section 401(k) of the Internal Revenue Code (the Plan), in which U.S. employees at least 21 years of age may participate after completing six months of service. Eligible employees may contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limitations. The Company may match employee contributions on a discretionary basis. No company match was made during 2007 or 2006.

[12] Foreign Currency:

We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. We translate revenue and expenses at the monthly average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains and losses, which are denominated in currency other than a subsidiary’s local currency and re-measured in the subsidiary’s local currency, are recognized in the condensed consolidated statements of operations.

[13] Land and building and property and equipment and depreciation:

The land and building in Jacksonville, Florida with our SuperStock and corporate offices were sold and leased back in a SuperStock transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease. Property and equipment consisting of furniture, fixtures and equipment, photography and computer equipment are recorded at cost. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated lives. The estimated applicable life for furniture, fixtures, and equipment is 7 years; the applicable, estimated lives of photography and computer equipment is 5 to 7 years.

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

[16] Long-lived assets:

We evaluate our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its undiscounted cash flows.  A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our consideration of SFAS 144 involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted-average cost of capital, and our future financial performance. No impairment charges have been incurred for the three months ended March 31, 2007.

[17] Other income(expense), net:

($ in thousands)	Three months ended March 31,
	2007	2006

Currency transaction gain	$4	$11
Interest income	52	3
Loss on disposal of assets	(30)	(3)
Other	(13)	(25)
	$13	$(14)

[18] Income taxes:

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from offsetting the net operating loss and tax credit carry-forwards against taxable income, if any. We established a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The difference in basis of the investment in foreign subsidiary relates to goodwill which is a temporary difference.  The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense, if applicable.

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

For the three months ended March 31, 2007 and 2006, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 15,361,229 and 15,373,269 outstanding stock options and warrants as of March 31, 2007 and 2006, respectively, would have been anti-dilutive.

For the three months ended March 31, 2007 and 2006, 1,913,253 and 5,000,151 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred, respectively, have also been excluded from the weighted average shares outstanding due to their anti-dilutive effect.

[20] Reclassifications:

Certain reclassifications have been made to the 2006 period financial statements to conform to the same prior year presentation.

[21] Comprehensive Income (Loss) and Accumulated Other Comprehensive Income:

Accumulated other comprehensive income consists of net unrealized foreign currency translation adjustments and is presented in the consolidated balance sheets as a component of stockholders’ equity.

[22] Share based payments:

We have a 2005 Stock Option Plan and a 2002 Stock Option Plan, which are described in Note M below.  We apply the fair value recognition provisions of SFAS 123(R) whereby compensation cost for all share-based payments are based on the grant date estimated fair value.

The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. There were no stock options granted during the three months ended March 31, 2007.

The following summarizes our stock option activity for the three months ended March 31, 2007 (unaudited):

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2006	8,974,322	$0.36

Granted	---	---
Exercised	(130,000)	0.21
Forfeited	(507,393)	0.22
Cancelled	---	---
Balance, March 31, 2007	8,336,929	$0.37

Exercisable, December 31, 2006	7,291,844	$0.35

Exercisable, March 31, 2007	6,873,008	$0.35

The 130,000 options exercised during the three months ended March 31, 2007, included certain shares exercised on a cashless basis, resulting in the issuance of 96,838 common shares.

The following table summarizes information about stock options outstanding at March 31, 2007:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable

$0.25	1,046,000	7 months	1,046,000
0.28	1,000,000	4 1/2 years	---
0.30	4,500,929	2 1/2 years	4,548,675
0.34	165,000	4 years	82,500
0.46	425,000	4 1/2 years	425,000
0.50	160,000	2 months	160,000
0.65	525,000	4 1/2 years	325,000
0.83	275,000	4 1/2 years	45,833
1.00	120,000	2 months	120,000
1.50	120,000	2 months	120,000
	8,336,929	2 1/2 years	6,873,008

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2007, was $21,000. This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007.

The following is a summary of the status of and changes to the Company’s non-vested restricted shares as of and for the three months ended March 31, 2007:

	Non-vested Shares	Weighted Average Grant-Date Fair Value

Balance, December 31, 2006	1,594,658	$0.27

Granted	500,000	0.24
Vested	(97,613)	0.22
Cancelled	(28,864)	0.27
Balance, March 31, 2007	1,968,181	$0.26

Share-based compensation expense of $170,000 was recognized during the three months ended March 31, 2007, for the fair value of restricted shares and options that vested during the period.  At March 31, 2007, there was $821,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements, including options and restricted stock grants. That cost is expected to be recognized over a weighted-average period of about 3 years.

[23] Advertising

Advertising expenses were $99,000 and $175,000 for the three months ended March 31, 2007 and 2006, respectively. Advertising costs are expensed as incurred.

[24] Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 effective January 1, 2007, had no impact on our consolidated financial statements (see Note L).

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

In December 2006, the FASB issued FASB Staff Position (FSP) 00-19-2, “Accounting for Registration Payment Arrangements,” which is effective for financial statements issued for fiscal years beginning after December 15, 2006.   This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  On April 27, 2006, we entered into a Registration Rights Agreement dated April 27, 2006, between a21 and the Agent (as defined below), on its own behalf and on behalf of the holders of the Senior Convertible Notes (as defined below). Pursuant to the Registration Rights Agreement, the Company was required to use commercially reasonable efforts to keep a registration statement continuously effective until either all securities covered by the registration statement were sold, or until all registrable securities covered by the registration statement could be sold immediately without registration.  Further, if the SEC did not declare effective a registration statement for the sale of the underlying shares of a21’s common stock by January 22, 2007, we would have been obligated to pay the holder of the Senior Convertible Notes liquidated damages as provided in the Registration Rights Agreement up to a maximum of 24% of the proceeds of the Senior Convertible Notes. On January 12, 2007, the SEC declared our Registration Statement on Form SB-2 effective.  The Company concludes that it is not probable that it will be required to remit any payments to the investors for failing to maintain the effectiveness of the related Registration Statement.  Therefore, the adoption of FSP 00-19-2 did not have a material affect on our consolidated results of operations or consolidated financial position.

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

NOTE C - ACQUISITION

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

PROFORMA EFFECT OF ACQUISITION

The results of operations of ArtSelect have been included in the consolidated financial statements of the Company since May 16, 2006. The unaudited proforma information below presents the results of operations for the three months ended March 31, 2006, as if the acquisition of ArtSelect had occurred on January 1, 2006, the first day of the period presented. The unaudited proforma information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the combined companies had these events occurred at the beginning of the three months ended March 31, 2006, nor is it indicative of future results:

($ in thousands, except per share amounts)	Three months ended March 31, 2006
Total revenue	$6,041

Net loss	(2,163)

Net loss per share, basic and diluted	$(0.03)

Proforma weighted average number of common shares outstanding, basic and diluted	71,847,091

NOTE D - INVENTORY

The major components of inventory are summarized as follows:

($ in thousands)	March 31, 2007	December 31, 2006

Framed art raw materials	$561	$650
Framed art finished goods	168	158
Compact disk product	36	36
	$765	$844

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are summarized as follows:

($ in thousands)	March 31, 2007	December 31, 2006

Land and building	$7,768	$7,768
Office equipment and furnishings	724	721
Technology equipment	498	508
Less: Accumulated depreciation	(1,841)	(1,697)
	$7,149	$7,300

Land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease.

Depreciation expense was $154,000 and $139,000 for the three months ended March 31, 2007 and 2006, respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

($ in thousands)
Goodwill at December 31, 2006	$8,648
SuperStock earn-out	78
Cumulative foreign currency translation of Ingram goodwill	6
Goodwill at March 31, 2007	$8,732

Identifiable intangible assets, net of amortization at March 31, 2007 are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation		Net		Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(116)	$	---	$	---	34
SuperStock software	214	(99)		---		115	36 – 60
Ingram license agreements	1,142	(645)		193		690	60
Ingram non-compete agreements	430	(344)		49		135	36
Ingram customer relationships	420	(210)		26		236	36
Ingram distribution agreements	270	(135)		17		152	36
Ingram trademark	220	(165)		9		64	24
ArtSelect trade name	80	---		---		80	N/A
ArtSelect software	1,153	(231)		---		922	48
ArtSelect customer relationships	2,800	(193)		---		2,607	216
Intangible assets	$6,845	$(2,138)		$294		$5,001

Amortization expense during the three months ended March 31, 2007 and 2006 totaled $264,000 and $280,000, respectively. Approximate remaining annual amortization expense is as follows for each of the following years:  2007: $809,000, 2008: $880,000, 2009: $636,000, 2010: $427,000 and 2011: $203,000.

($ in thousands)
Intangible assets, net at December 31, 2006	$5,232
Addition to cumulative foreign currency translation	2
SuperStock software retirements, net	(36)
ArtSelect software additions, net	67
Amortization expense	(264)
Intangible assets, net at March 31, 2007	$5,001

NOTE G – PHOTO COLLECTION AND CONTRACTS WITH PHOTOGRAPHERS

The gross book value of our photo collection as of March 31, 2007 and December 31, 2006 was $3.2 million and $2.9 million, respectively. The book value of the photo collection, net of accumulated amortization was $1.6 million and $1.5 million at March 31, 2007 and December 31, 2006, respectively. Amortization expense was $151,000 and $124,000 for the three months ended March 31, 2007 and 2006, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2007: $471,000, 2008: $234,000, 2009: $154,000, 2010: $118,000 and 2011: $24,000.

The gross book value of contracts with photographers as of March 31, 2007 and December 31, 2006, was $1.3 million. The book value of contracts with photographers, net of accumulated amortization was $666,000 and $718,000 as of March 31, 2007 and December 31, 2006, respectively. Amortization expense was $52,000 and $52,000 for the three months ended March 31, 2007 and 2006, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2007: $155,000, 2008: $169,000, 2009: $124,000, 2010: $61,000 and 2011: $49,000.

NOTE H - MINORITY INTEREST

Minority interest represents 637,751 shares of SuperStock Seller Preferred held by the former owners of SuperStock at March 31, 2007, which is exchangeable for 1,913,253 shares of a21’s common stock. The SuperStock Seller Preferred has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except a liquidation preference. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $1.6 million or 7% of the total liquidation distributions after creditors. The minority interest is valued as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

On January 10, 2007, we issued 2,111,886 shares of a21 common stock upon the conversion of 703,962 shares of SuperStock Seller Preferred with a respective adjustment to equity of $1,182,000 representing the allocable, original fair value of the SuperStock Seller Preferred as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

NOTE I - OPERATING SEGMENTS

Effective with the ArtSelect acquisition during May 2006, we operate in the following segments: Corporate, SuperStock, and ArtSelect. No customer represented 10% or more of our total revenue in the periods presented.

10% and 19% of our total revenues were based in the U.K. for the three months ended March 31, 2007 and 2006, respectively. 87% and 85% of our total assets were based domestically in the U.S. as of March 31, 2007, and December 31, 2006, respectively.

The following table presents information about our segment activity as of March 31, 2007 and 2006 and for the three months then ended:

($ in thousands)
Three months ended March 31, 2007	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$3,168	$2,956	$6,124

Segment operating income(loss)		(540)	(34)	69	(505)

Segment total assets		759	21,049	11,473	33,281

Segment long-lived assets	$	---	$13,393	$9,732	$23,125

Three months ended March 31, 2006	Corporate		SuperStock	ArtSelect		Total

Revenue	$	---	$2,935	$	---	$2,935

Segment operating loss		(979)	(397)		---	(1,376)

Segment total assets		985	19,747		---	20,732

Segment long-lived assets	$	---	$16,042	$	---	$16,042

The SuperStock segment information reflects the operation of foreign subsidiaries.

NOTE J – DEBT FINANCINGS

The following table summarizes the future maturities of long-term debt obligations (in thousands):

	2007		2008		2009		2010		2011
Senior Secured Convertible Notes	$	---	$	---	$	---	$	---	$15,500
Junior Secured Notes (ArtSelect)		---		---		2,537		---	---
Total:	$	---	$	---		$2,537	$	---	$15,500

$15.5 Million Senior Secured Convertible Notes

During April 2006, we entered into a securities purchase agreement (“Purchase Agreement”) with certain purchasers and Queequeg Partners, LP, as agent (“Agent”), whereby we issued $15.5 million of 5% Senior Secured Convertible Notes (“Senior Convertible Notes”) in consideration for which we received net proceeds of $11.7 million in cash after the repayment of certain outstanding debt of $3.3 million, the retirement of warrants to purchase 637,500 shares of a21’s common stock, the repayment of total interest due of $216,000, and the payment of a finder’s fee of $100,000. Queequeg Partners L.P. and Queequeg, Ltd. (each of which are affiliated with Ahab Capital Management, Inc., which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006) (collectively “Ahab”), and StarVest Partners, LP (“StarVest”), which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006, purchased a portion of the Notes sold in this transaction. As part of this transaction, we released $690,000 of certificate of deposits (“CDs”), which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our facility in Jacksonville, Florida and replaced the deposit with new CDs from the net proceeds of the financing.

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

We also entered into a Registration Rights Agreement dated April 27, 2006, between a21 and the Agent, on its own behalf and on behalf of the holders of the Senior Convertible Notes. Pursuant to the Registration Rights Agreement, if the SEC did not declare effective a registration statement for the sale of the underlying shares of a21’s common stock by January 22, 2007, we would have been obligated to pay the holder of the Senior Convertible Notes liquidated damages as provided in the Registration Rights Agreement.  On January 12, 2007, the SEC declared our Registration Statement on Form SB-2 effective.

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

As a result, we further evaluated whether the Senior Convertible Notes contained a beneficial conversion feature to be accounted for under EITF Issue No. 98-5 “Accounting for Convertible securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. At the commitment date of the Senior Convertible Notes, as defined, the initial conversion price of $0.65 per share exceeded the quoted market price of the Company’s common stock; therefore at issuance the embedded conversion feature was not beneficial.

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

In connection with the repayment of the indebtedness described above, the following common stock purchase warrant agreements were terminated: Warrants expiring on February 21, 2007, granting the right to purchase 300,000 shares of a21’s common stock, at an exercise price of $0.188 per share, which was issued in connection with certain repaid Notes; and Warrants expiring on February 21, 2007, granting the right to purchase 337,500 shares of a21’s common stock, at an exercise price of $0.377 per share, which were also issued in connection with certain Notes. These Warrants, which had a fair value of approximately $261,000 on April 27, 2006, were returned to us and canceled in consideration of us issuing a portion of the Senior Convertible Notes in the aggregate principal amount equal to $215,000 (which is equal to the product of (i) the difference between the closing market price of a21’s common stock on March 30, 2006 ($0.62) and the exercise price of the warrants, and (ii) the number of shares of a21’s common stock issuable upon exercise of the warrants).  The difference between the fair value of the warrants received and the amount of the Senior Convertible Notes issued of approximately $46,000 was included as a reduction of warrant expense in our consolidated statement of operations for the three months ended June 30, 2006.

Secured Notes – Related Party (ArtSelect Sellers)

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received $2.4 million in secured notes. The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes will be accrued and added to the principal of the notes. After the first year, interest will be payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Convertible Notes described above). The $2.5 million balance, including accrued interest, recorded on our condensed consolidated balance sheet at March 31, 2007, is included in the caption “Secured notes payable, net- related party (ArtSelect Sellers)”.

Warrant Liability

Pursuant to the provisions of EITF 00-19, we recorded the value of certain warrants as a current liability, with subsequent changes in fair value to be reflected in the consolidated statement of operations. The classification of the warrants was determined based upon the terms of the warrants relative to respective registration rights agreement. As of March 31, 2007, and December 31, 2006, the warrants were valued at $0 and $18,000, respectively. The change in valuation for 2007 and 2006 was an expense of $1,000 and $93,000, respectively.  The remaining unexercised warrants expired on February 21, 2007.

NOTE K – LOAN PAYABLE ON BUILDING

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

The following table summarizes our annual maturities under the loan payable on building:

($ in thousands)
2007	$29
2008	55
2009	80
2010	110
2011	144
Thereafter	7,013
7,431
Less: Current Portion	(40)
Long Term Portion	$7,391

The current portion of the loan payable is included in other current liabilities.

The following table summarizes our related annual lease payments on building:

($ in thousands)
2007	$593
2008	804
2009	822
2010	843
2011	864
Thereafter	12,798
Total payments	16,724
Less interest	(9,293)
Net	$7,431

NOTE L - INCOME TAXES

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes– an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company adopted the provisions of FIN 48 effective January 1, 2007.  The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense, if applicable.  As of the date of adoption, the Company did not have any unrecognized tax benefits recorded as a provision for the uncertainty of certain tax positions. As such, no estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in the consolidated financial statements.  The Company does not currently anticipate any significant changes to the unrecognized tax benefits during the remainder of 2007.

The Company is subject to U.S. federal income tax as well as income tax of various state and foreign jurisdictions.  Income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.  The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.  The Company currently does not have any returns under review.

NOTE M – CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

[1] Common and Preferred stock:

The number of the Company’s authorized shares of common stock is 200,000,000 shares.

We are authorized to issue 100,000 shares of $.001 par value preferred stock having rights, preferences, and privileges which may be determined by our Board of Directors.

During March 2007, we issued a total of 125,000 shares of our restricted common stock as compensation incentives to three new managers, which will vest in equal shares on the six-month anniversary of their respective hire date over a period of three years.  In addition, we issued 25,000 shares of fully vested common stock to a non-employee consultant as partial payment for services provided to the Company.

On January 8, 2007, we issued 350,000 shares of our restricted common stock as part of an employment agreement with our Executive Vice President, Sales and Marketing, of which 43,750 shares will vest on the six month anniversary of his employment agreement (see Note N[4]) and the remainder will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary of the date of the agreement. All unvested shares of restricted stock will immediately vest upon a change in control of a21.

[2] Stock options and warrants:

Stock options and warrants have been granted to officers, directors and employees pursuant to employment agreements and other grants at the discretion of the Board of Directors. Warrants have been granted through other financing and investment agreements with certain of our investors.

Our 2005 Stock Incentive Plan (the “2005 Plan”) provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock, and unrestricted stock of up to an aggregate of 6,000,000 shares of a21 common stock to officers, employees, and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2005 Plan. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Stock options issued under the 2005 Plan typically have a five-year term and vest pro-rata over that term except when otherwise adapted to specific terms per executive management agreements and their respective terms. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of March 31, 2007, there were 555,089 shares available for grant under the 2005 Plan.

Our 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), provides for the grant of  warrants, options, restricted or unrestricted common stock, and other awards of up to an aggregate of 3,000,000 shares of a21 common stock  to our employees, consultants and directors and our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2002 Plan. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan typically expire after a ten-year period except when otherwise adapted to specific terms per executive management agreements and their respective terms, and are subject to acceleration upon the occurrence of certain events. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of March 31, 2007, there were 500,931 shares available for grant under the 2002 Plan.

Certain options and warrants to be granted under the 2005 Plan and the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the plans will be nonqualified options that are not intended to qualify as ISOs.

 NOTE N - COMMITMENTS AND OTHER MATTERS

[1] Lease commitments

As described in Notes E and K above, we have capitalized our facility under the terms of a sale and leaseback transaction. In September 2004, we entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two-year term. The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease. The total lease payments in accordance with the terms of the agreement are $3.5 million. Sublease payments of $169,000 and $131,000 were received for the three months ended March 31, 2007 and 2006, respectively.  Sublease payments are scheduled as follows for each of the following years:  2007: $511,000, 2008: $701,000, 2009: $722,000 and 2010: $616,000. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as deferred rent receivable of $521,000 and $549,000 at March 31, 2007 and December 31, 2006, respectively.

In a lease agreement for SuperStock Limited in the UK, we sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, our UK subsidiary would be liable for approximately $90,000 per year under the covenants in the lease in the event the lessee who has sublet the facility is unable to perform under such terms.

[2] Lease Deposit Arrangement

A security deposit is required under the capital lease agreement for our facility in Florida. The lease deposit of $750,000 is included in restricted cash non-current assets as of March 31, 2007 and December 31, 2006.

 [3] Legal:

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

[4] Employment Agreements

On January 8, 2007, we entered into an employment agreement our Executive Vice President, Sales and Marketing. He will receive a salary of $185,000 per year and a signing bonus of $15,000. He will be entitled to an annual bonus based on certain performance criteria established by the Board of Directors and a minimum bonus of $25,000 for 2007. In addition, only with respect to the year ending December 31, 2007, he will be entitled to an additional bonus equal to 2% of our net sales above a certain net sales threshold to be established by our Board of Directors. We granted him 350,000 restricted shares of a21’s common stock, of which 43,750 shares will vest on the six month anniversary of his employment agreement and the remainder will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary of the date of the agreement. All unvested shares of restricted stock will immediately vest upon a change in control of a21. We will also pay up to $800 per month for his employee benefits, whether he chooses to use our benefit plans or benefit plans of his choosing. The employment agreement may be terminated by either party without cause on 30 days written notice to the other party. In addition, we may terminate the employment agreement immediately for cause, as defined in the employment agreement, and he may terminate the employment agreement for good reason, as defined in the employment agreement. If we terminate the agreement or he terminates the agreement for good reason, we are obligated to make certain payments to him, as outlined in the agreement.

[5] Executive Compensation

During February 2007, our Compensation Committee of our Board of Directors consisting of independent members approved cash bonus payments related to 2006 performance to our Executive Officers totaling $92,000.  The bonus amounts, which were included in accrued compensation in the accompanying consolidated balance sheet at December 31, 2006, were paid on March 2, 2007. These bonuses were measured and based upon previously agreed Management by Objective (MBO) criteria and payout targets for each of the respective executive officers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

REVENUES. Revenues were $6.1 million for the three months ended March 31, 2007, compared to $2.9 million for the same prior year period. Approximately 93% of the increase was attributable to ArtSelect, our acquisition which occurred on May 15, 2006, with the balance of the increase attributed to organic growth in the SuperStock business.

COST OF REVENUES. Cost of revenues was $2.3 million for the three months ended March 31, 2007, compared to $903,000 the same prior year period. Approximately 92% of the increase was attributable to ArtSelect, with the balance of the increase attributed to organic growth in the SuperStock business.

As a percentage of revenues, cost of sales was 38% and 31% for the three months ended March 31, 2007 and 2006, respectively. The increase in cost of sales percentage reflects the weighted impact of higher variable cost for ArtSelect’s raw materials including prints, mats, frames, molding, and packaging material as well as shipping and handling costs. Cost of sales as a percentage of revenues may also vary in any period depending on SuperStock’s relative mix of stock photography distributed that is either licensed from third parties or owned by us.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $3.7 million for the three months ended March 31, 2007, compared to $2.8 million for the same prior year period. The increase in SG&A expenses was primarily attributable to $1.4 million due to ArtSelect, offset by a $500,000 reduction of share-based compensation expense.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $619,000 for the three months ended March 31, 2007, compared to $603,000 for the same prior year period. The increase was primarily attributable to incremental depreciation and amortization expense resulting from the acquisition of ArtSelect, offset by lower amortization resulting from Ingram intangible asset impairment charge recorded during the three months ended December 31, 2006.

INTEREST EXPENSE. Interest expense was $442,000 for the three months ended March 31, 2007, compared to $353,000 for the same prior year period reflecting higher outstanding debt during the three months ended March 31, 2007 compared to the same prior year period.

OTHER INCOME(EXPENSE), NET. Other income(expense), net was $13,000 for the three months ended March 31, 2007, compared to ($14,000) for the same prior year period.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders improved to $962,000 or $0.01 per share, for the three months ended March 31, 2007, compared to net loss of $2.2 million, or $0.03 per share, for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had $4.7 million of cash and cash equivalents and working capital of $4.2 million, compared to $5.5 million in cash and cash equivalents and working capital of $4.3 million at December 31, 2006. The decrease in cash is primarily due to overall cash used in operations and investment in SuperStock’s photo collection during the three months ended March 31, 2007.

Net cash used in operating activities for the three months ended March 31, 2007 was $482,000, compared to net cash used in operating activities of $663,000 for three months ended March 31, 2006. The net cash used in operating activities during the three months ended March 31, 2007, was due primarily to the net loss of $962,000 adjusted $619,000 for depreciation and amortization, and a decrease in accounts payable and accrued expenses of $807,000. Net cash used in operating activities in the three months ended March 31, 2006, was due primarily to the net loss of $2.0 million and the increase of accounts receivable of $245,000 adjusted for $603,000 of depreciation and amortization, and $670,000 of stock based compensation.

Net cash used in investing activities for the three months ended March 31, 2007, was $283,000, compared to net cash used in investing activities the three months ended March 31, 2006, of $315,000. Net cash used in investing activities for the three months ended March 31, 2007, was primarily due to a $208,000 investment in SuperStock’s photo collection.  Net cash used in investing activities in the three months ended March 31, 2006, was primarily due to investment in capital investments of $275,000 including property, plant, and equipment and investments in photo collection, and SuperStock acquisition earn-out.

Net cash provided by financing activities for the three months ended March 31, 2007, was $46,000, compared to net cash provided by financing activities of $1.2 million for the same prior year period.  Net cash provided by financing activities in the three months ended March 31, 2006, was mainly due to $1.2 million in proceeds from the exercise of stock warrants.

Our future plans include further developing our distribution channels for SuperStock, gaining new key customer relationships for ArtSelect, improving the leveraging of SuperStock’s owned and licensed image content, and seeking integration cost reduction opportunities where feasible across the Company. Additionally, we are in discussions with several potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations. However, there can be no assurance that these efforts will be successful. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us, if needed, or that our operations will become profitable.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off balance sheet arrangements as of March 31, 2007.

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

During the quarter ended March 31, 2007, we hired a full-time, qualified technical professional dedicated to focus on our SEC compliance efforts including financial reporting and disclosures. There were no other changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION ITEM

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2007, a21 issued 25,000 shares of common stock to an external consultant in consideration for services to be rendered by him to a21.  No fees were paid to any party in connection with the issuance of such securities.  a21 issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

On January 8, 2007 a21 issued 350,000 shares of common stock to Bruce Slywka, an officer of a21 in consideration for services to be rendered by Mr. Slywka to a21.  No fees were paid to any party in connection with the issuance of such securities.  a21 issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

On March 29, a21 issued 125,000 shares of common stock to certain managers of a21 in consideration for services to be rendered by them to a21.  No fees were paid to any party in connection with the issuance of such securities.  a21 issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

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

a21, Inc.

Date: May 14, 2007	By: /s/ JOHN Z. FERGUSON
John Z. Ferguson Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	By: /s/ THOMAS COSTANZA
Thomas Costanza Vice President and Chief Financial Officer (Principal Financial Officer)

29