Form 10QSB
period 2007-06-30
a21, Inc.
filed 2007-08-10
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended:  June 30, 2007

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

There were 87,990,589 shares of a21's common stock outstanding on August 8, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,873	$5,455
Accounts receivable, net allowance for doubtful accounts of $213 and $108, at June 30, 2007 and December 31, 2006, respectively	2,727	2,773
Inventory	760	844
Prepaid expenses and other current assets	680	441
Total current assets	8,040	9,513

Property, plant and equipment, net	7,006	7,300
Photo collection, net	1,476	1,520
Goodwill	8,740	8,648
Intangible assets, net	4,891	5,232
Restricted cash	750	750
Other	1,205	1,651
Total assets	$32,108	$34,614

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,600	$3,559
Royalties payable	1,452	1,288
Deferred revenue	406	242
Other	97	124
Total current liabilities	4,555	5,213

LONG-TERM LIABILITIES
Senior secured convertible notes payable, net – related party	15,500	15,500
Secured notes payable, net – related party (ArtSelect Sellers)	2,555	2,499
Loan payable from sale-leaseback of building, less current portion	7,380	7,403
Other	103	112
Total liabilities	30,093	30,727

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	1,071	2,254

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 200,000,000 shares authorized; 90,141,872 and 87,191,575 shares issued and 86,462,097 and 83,511,800 shares outstanding at June 30, 2007 and December 31, 2006, respectively	90	87
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	25,891	24,341
Accumulated deficit	(25,478)	(23,286)
Accumulated other comprehensive income	441	491
Total stockholders' equity	944	1,633

Total liabilities and stockholders' equity	$32,108	$34,614

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUE
Licensing revenue	$3,038	$3,022	$6,206	$5,957
Product revenue	2,658	1,489	5,614	1,489
TOTAL REVENUE	5,696	4,511	11,820	7,446

COSTS AND EXPENSES
Cost of licensing revenue (excludes related amortization of $285 and $383 for three months, and $564 and $766 for six months ended June 30, 2007 and 2006, respectively)	1,012	1,007	1,962	1,910
Cost of product revenue (excludes related amortization of $44 and $88 for three and six months ended June 30, 2007)	1,253	694	2,651	694
Selling, general and administrative	3,646	3,819	7,309	6,624
Depreciation and amortization	632	830	1,251	1,433
TOTAL OPERATING EXPENSES	6,543	6,350	13,173	10,661

OPERATING LOSS	(847)	(1,839)	(1,353)	(3,215)

Interest expense	(442)	(447)	(884)	(800)
Warrant income (expense)	---	174	(1)	(91)
Other income, net	84	62	97	48

NET LOSS BEFORE INCOME TAX EXPENSE	(1,205)	(2,050)	(2,141)	(4,058)

Income tax expense	(24)	(44)	(51)	(71)

NET LOSS	(1,229)	(2,094)	(2,192)	(4,129)

Disproportionate deemed dividends	---	---	---	(157)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,229)	$(2,094)	$(2,192)	$(4,286)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.03)	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	86,418,141	77,566,527	86,254,523	74,817,306
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY AND (CAPITAL DEFICIENCY)
(in thousands)
(unaudited)

	COMMON STOCK		TREASURY STOCK
	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
Balance at December 31, 2006	87,192	$87	(3,680)	$	---	$24,341	$(23,286)	$491	$1,633
Stock options exercised	97	---	---		---	29	---	---	29
Stock warrants exercised	68	---	---		---	19	---	---	19
Share-based compensation	---	---	---		---	323	---	---	323
Issuance of common stock upon the conversion of SuperStock Seller Preferred stock	2,112	2	---		---	1,180	---	---	1,182
Vesting of restricted stock compensation	673	1	---		---	(1)	---	---	---
Net loss	---	---	---		---	---	(2,192)	---	(2,192)
Foreign currency translation adjustment	---	---	---		---	---		(50)	(50)
Comprehensive loss	---	---	---		---	---	---	---	(2,242)
Balance at June 30, 2007	90,142	$90	(3,680)	$	---	$25,891	$(25,478)	$441	$944

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,192)	$(4,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,251	1,433
Share-based compensation	323	809
Other	74	391

Changes in assets and liabilities:
Accounts receivable	46	(418)
Prepaid expenses and other current assets	(26)	(483)
Inventory	84	60
Accounts payable and accrued expenses	(620)	852
Deferred revenue	163	87
Other	7	(169)
NET CASH USED IN OPERATING ACTIVITIES	(890)	(1,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ArtSelect, net of cash acquired of $231	---	(4,476)
Investment in property, plant and equipment	(14)	(141)
Investment in technology	(199)	(143)
SuperStock acquisition earn-out	(285)	(206)
Investment in photo collection	(266)	(195)
Restricted cash for lease deposit	---	(750)
Other	(5)	(9)
NET CASH USED IN INVESTING ACTIVITIES	(769)	(5,920)

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ in thousands)
(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30,	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured convertible notes payable – related party, net	---	15,285
Payment of senior secured notes payable – related party	---	(2,250)
Payment of unsecured notes payable	---	(1,050)
Net proceeds from the exercise of stock options	29	100
Net proceeds from the exercise of stock warrants	19	1,200
Payment of SuperStock seller promissory note payable	(33)	(33)
Other	41	37
NET CASH PROVIDED BY FINANCING ACTIVITIES	56	13,289

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALANTS	21	22
NET (DECREASE) INCREASE IN CASH	(1,582)	5,824
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,455	1,194

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,873	$7,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid	$51	$178
Interest paid	809	635

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of convertible preferred stock as part of ArtSelect acquisition	---	3,150
Issuance of senior secured note payable as part of ArtSelect acquisition	---	2,350
Issuance of warrants as part of ArtSelect acquisition	---	375
Issuance of common stock for financing costs	---	62
Issuance of senior convertible debt in exchange for cancellation of warrants	---	215
Conversion of SuperStock Seller Preferred stock into common stock (see Note H)	1,182	---
Cashless exercise of warrants for common stock	19	---
Accrued purchase price payable	110	85

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - FINANCIAL STATEMENT PRESENTATION AND THE DESCRIPTION OF BUSINESS

The unaudited condensed consolidated financial statements of a21, Inc. (“a21”, “the Company”, “we”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly a21’s financial position at June 30, 2007, and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Liquidity:

At June 30, 2007, we had cash of $3.9 million and working capital of $3.5 million.

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

[2] Principles of consolidation:

The consolidated financial statements include all of our accounts including our primary operating subsidiaries, SuperStock, ArtSelect (acquired May 2006), and SuperStock Limited (UK). The minority interest in the consolidated balance sheets at June 30, 2007 and December 31, 2006, represents the interest of the holders of preferred shares of SuperStock (“SuperStock Seller Preferred”), which are exchangeable into a21 common shares. All significant inter-company balances and transactions have been eliminated.

[3] Revenue recognition:

Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered.

Licensing fee revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at our share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and we record the remaining license fee as revenue. Persuasive evidence of an arrangement exists and the price is fixed or determinable at the time the customer agrees to the terms and conditions of the license agreement. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we are able to determine that the likelihood of collection is reasonably assured prior to recognizing revenue. These first three general revenue recognition criteria have been met at or prior to the time of delivery of the imagery, regardless of the format or delivery medium. Delivery occurs upon making digital images available for download by the customer, or upon shipment of CD, analog film and transparencies.  We also sell subscriptions of certain images for terms ranging from one to twelve months. Subscription revenue is recognized over the respective term of the subscription agreement and, accordingly, $406,000 and $242,000 is recorded as deferred revenue as of June 30, 2007 and December 31, 2006.

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

[7] Cash and cash equivalents:

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2007 and December 31, 2006, we had no investments with maturities greater than three months. We are required to maintain a security deposit in accordance with our lease agreement for the SuperStock facility. This consists of restricted cash funded by us to secure a letter of credit in the amount of $750,000 at June 30, 2007 and December 31, 2006.

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

[13] Land and building and property and equipment and depreciation:

The land and building in Jacksonville, Florida with our SuperStock and corporate offices were sold and leased back in a SuperStock transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease. Property and equipment consisting of furniture, fixtures and equipment, photography and computer equipment are recorded at cost. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated lives. The estimated applicable life for furniture, fixtures, and equipment is 7 years; the applicable, estimated life of photography and computer equipment is 5 to 7 years.

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

[16] Long-lived assets:

We evaluate our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its undiscounted cash flows.  A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our consideration of SFAS 144 involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted-average cost of capital, and our future financial performance. No impairment charges have been incurred during 2007.

[17] Other income, net:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Currency transaction gain	$27	$83	$31	$95
Interest income	38	---	90	---
Loss on disposal of assets	1	---	(29)	---
Other	18	(21)	5	(47)
	$84	$62	$97	$48

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

For the three and six months ended June 30, 2007 and 2006, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 13,335,305 and 15,473,193 outstanding stock options and warrants as of June 30, 2007 and 2006, respectively, would have been anti-dilutive.

For the three and six months ended June 30, 2007 and 2006, 1,913,253 and 4,625,139 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred, respectively, have also been excluded from the weighted average shares outstanding due to their anti-dilutive effect.

[20] Reclassifications:

Certain reclassifications have been made to the prior period financial statements to conform to the respective current year presentation.

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

The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. There were no stock options granted during the six months ended June 30, 2007.

The following summarizes our stock option activity for the six months ended June 30, 2007 (unaudited):

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2006	8,974,322	$0.36

Granted	---	---
Exercised	(130,000)	$0.21
Forfeited	(2,310,817)	$0.41
Balance, June 30, 2007	6,533,505	$0.34

Exercisable, December 31, 2006	7,291,844	$0.35

Exercisable, June 30, 2007	5,594,447	$0.32

The 130,000 options exercised during the six months ended June 30, 2007, included certain shares exercised on a cashless basis, resulting in the issuance of 96,838 common shares.

The following table summarizes information about stock options outstanding at June 30, 2007:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable

$0.25	736,000	4 months	736,000
$0.28	1,000,000	4 1/2 years	369,043
$0.30	3,490,838	2 1/2 years	3,490,654
$0.34	165,000	3 1/2 years	123,750
$0.46	425,000	4 years	425,000
$0.65	525,000	4 years	375,000
$0.83	191,667	4 years	75,000
	6,533,505	2 1/2 years	5,594,447

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2007, was $0. This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007.

The following is a summary of the status of and changes to the Company’s non-vested restricted shares as of and for the six months ended June 30, 2007:

	Non-vested Shares	Weighted Average Grant-Date Fair Value

Balance, December 31, 2006	1,594,658	$0.27

Granted	666,666	$0.25
Vested	(673,664)	$0.27
Cancelled	(59,167)	$0.27
Balance, June 30, 2007	1,528,493	$0.26

Share-based compensation expense of $153,000 and $323,000 was recognized for the three and six months ended June 30, 2007, respectively, for the fair value of restricted shares and options that vested during the period.  As of June 30, 2007, there was $463,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements, including options and restricted stock grants. That cost is expected to be recognized over a weighted-average period of about 3 years.

[23] Advertising

Advertising expenses were $36,000 and $218,000 for the three months ended June 30, 2007 and 2006, respectively. Advertising expenses of $136,000 and $393,000 were incurred for the six months ended June 30, 2007 and 2006, respectively.  Advertising costs are expensed as incurred.

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

PROFORMA EFFECT OF ACQUISITION

The results of operations of ArtSelect have been included in the consolidated financial statements of the Company since May 16, 2006. The unaudited proforma information below presents the results of operations for the six months ended June 30, 2006, as if the acquisition of ArtSelect had occurred on January 1, 2006, the first day of the period presented. The unaudited proforma information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the combined companies had these events occurred at the beginning of the six months ended June 30, 2006, nor is it indicative of future results:

($ in thousands, except per share amounts)	Six months ended June 30, 2006
Total revenue	$12,040

Net loss	(4,277)

Net loss per share, basic and diluted	$(0.06)

Proforma weighted average number of common shares outstanding, basic and diluted	74,817,306

NOTE D - INVENTORY

The major components of inventory are summarized as follows:

($ in thousands)	June 30, 2007	December 31, 2006

Framed art raw materials	524	650
Framed art finished goods	200	158
Compact disk product	36	36
	$760	$844

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are summarized as follows:

($ in thousands)	June 30, 2007	December 31, 2006

Land and building	7,768	7,768
Office equipment and furnishings	728	721
Technology equipment	504	508
Less: Accumulated depreciation	(1,994)	(1,697)
	$7,006	$7,300

Land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease.

Depreciation expense was $152,000 and $187,000 for the three months ended June 30, 2007 and 2006, respectively.  Depreciation expense was $306,000 and $327,000 for the six months ended June 20, 2007 and 2006, respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

($ in thousands)
Goodwill at December 31, 2006	$8,648
SuperStock earn-out	110
Cumulative foreign currency translation of Ingram goodwill	(18)
Goodwill at June 30, 2007	$8,740

Identifiable intangible assets, net of amortization at June 30, 2007 are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation		Net		Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(116)	$	---	$	---	34
SuperStock software	278	(113)		---		165	36 – 60
Ingram license agreements	1,142	(681)		210		671	60
Ingram non-compete agreements	430	(358)		51		123	36
Ingram customer relationships	420	(245)		31		206	36
Ingram distribution agreements	270	(157)		19		132	36
Ingram trademark	220	(192)		9		37	24
ArtSelect trade name	80	---		---		80	N/A
ArtSelect software	1,220	(306)		---		914	48
ArtSelect customer relationships	2,800	(237)		---		2,563	216
Intangible assets	$6,976	$(2,405)		$320		$4,891

Amortization expense during the three months ended June 30, 2007 and 2006 totaled $268,000 and $431,000, respectively. Amortization expense during the six months ended June 30, 2007 and 2006 was $532,000 and $711,000, respectively.  Approximate remaining annual amortization expense is as follows for each of the following years:  2007: $541,000, 2008: $880,000, 2009: $636,000, 2010: $427,000 and 2011: $203,000.

($ in thousands)
Intangible assets, net at December 31, 2006	$5,232
Addition to cumulative foreign currency translation	30
SuperStock software additions, net	28
ArtSelect software additions, net	133
Amortization expense	(532)
Intangible assets, net at June 30, 2007	$4,891

NOTE G – PHOTO COLLECTION

The gross book value of our photo collection as of June 30, 2007 and December 31, 2006 was $3.2 million and $2.9 million, respectively.  The book value of the photo collection, net of accumulated amortization was $1.5 million at June 30, 2007 and December 31, 2006, respectively.  Amortization expense was $159,000 and $131,000 for the three months ended June 30, 2007 and 2006, respectively.  Amortization expense was $310,000 and $255,000 for the six months ended June 30, 2007 and 2006, respectively.  Approximate remaining annual amortization expense is as follows for each of the following years: 2007: $319,000, 2008: $249,000, 2009: $169,000, 2010: $133,000 and 2011: $32,000.

NOTE H - MINORITY INTEREST

Minority interest represents 637,751 shares of SuperStock Seller Preferred held by the former owners of SuperStock at June 30, 2007, which is exchangeable for 1,913,253 shares of a21’s common stock. The SuperStock Seller Preferred has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except a liquidation preference. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $1.6 million or 7% of the total liquidation distributions after creditors. The minority interest is valued as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

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

7% and 10% of our total revenues were based in the U.K. for the three months ended June 30, 2007 and 2006, respectively.  8% and 13% of our total revenues were based in the U.K. for the six months ended June 30, 2007 and 2006, respectively.  92% and 85% of our total assets were based domestically in the U.S. as of June 30, 2007 and December 31, 2006.

The following tables present information about our segment activity as of June 30, 2007, and for the three and six months then ended:

($ in thousands)
Three months ended June 30, 2007	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$3,038	$2,658	$5,696

Segment operating income (loss)		(731)	(184)	68	(847)

Segment total assets		358	20,125	11,625	32,108

Segment long-lived assets		---	13,069	9,658	22,727

($ in thousands)
Six months ended June 30, 2007	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$6,206	$5,614	$11,820

Segment operating income (loss)		(1,271)	(219)	137	(1,353)

The following tables present information about our segment activity as of June 30, 2006, and for the three and six months then ended:

Three months ended June 30, 2006	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$3,022	$1,489	$4,511

Segment operating loss		(973)	(801)	(65)	(1,839)

Segment total assets		498	26,696	11,456	38,650

Segment long-lived assets		---	16,091	9,737	25,828

($ in thousands)
Six months ended June 30, 2006	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$5,958	$1,488	$7,446

Segment operating income(loss)		(1,951)	(1,199)	(65)	(3,215)

The SuperStock segment information reflects the operation of foreign subsidiaries.

NOTE J – DEBT FINANCINGS

The following table summarizes the future maturities of long-term debt obligations at June 30, 2007 (in thousands):

	2007	2008	2009		2010	2011
Senior Secured Convertible Notes	---	---	$	---	---	$15,500
Secured Notes (ArtSelect)	---	---		2,555	---	---
Total:	---	---		$2,555	---	$15,500

$15.5 Million Senior Secured Convertible Notes

During April 2006, we entered into a securities purchase agreement (“Purchase Agreement”) with certain purchasers and Queequeg Partners, LP, as agent (“Agent”), whereby we issued $15.5 million of 5% Senior Secured Convertible Notes (“Senior Convertible Notes”) in consideration for which we received net proceeds of $11.7 million in cash after the repayment of certain outstanding debt of $3.3 million, the retirement of warrants to purchase 637,500 shares of a21’s common stock, the repayment of total interest due of $216,000, and the payment of a finder’s fee of $100,000. Queequeg Partners L.P. and Queequeg, Ltd. (each of which are affiliated with Ahab Capital Management, Inc., which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006) (collectively “Ahab”), and StarVest Partners, LP (“StarVest”), which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006, purchased a portion of the Notes sold in this transaction. As part of this transaction, we released $690,000 of certificate of deposits (“CDs”), which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our facility in Jacksonville, Florida, and replaced the deposit with new CDs from the net proceeds of the financing.

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

Secured Notes – Related Party (ArtSelect Sellers)

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received $2.4 million in secured notes. The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes will be accrued and added to the principal of the notes. After the first year, interest will be payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Convertible Notes described above). The notes balance, including accrued interest, recorded on our condensed consolidated balance sheet at was $2.6 million and $2.5 million at June 30, 2007 and December 31, 2006, respectively, and is included in the caption “Secured notes payable, net- related party (ArtSelect Sellers)”.

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

The following table summarizes our annual maturities under the loan payable on building at June 30, 2007:

($ in thousands)
2007	22
2008	55
2009	80
2010	110
2011	144
Thereafter	7,014
7,425
Less: Current Portion	(45)
Long Term Portion	$7,380

The current portion of the loan payable is included in other current liabilities.

The following table summarizes our related annual lease payments on building:

($ in thousands)
2007	$398
2008	804
2009	822
2010	843
2011	864
Thereafter	12,799
Total payments	16,530
Less interest	(9,105)
Net	$7,425

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

During May 2007, we issued 100,000 shares of fully vested common stock to a non-employee consultant as partial payment for services provided to the Company.

During April 2007, we issued 66,666 shares of our restricted common stock as partial compensation to a Board Director for his service on the Board of Directors, which will vest on the one year anniversary of his election to the Board, which is March 22, 2008.

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

Our 2005 Stock Incentive Plan (the “2005 Plan”) provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock, and unrestricted stock of up to an aggregate of 6,000,000 shares of a21 common stock to officers, employees, and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2005 Plan. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Stock options issued under the 2005 Plan typically have a five-year term and vest pro-rata over that term except when otherwise adapted to specific terms per executive management agreements and their respective terms. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of June 30, 2007, there were 1,070,572 shares available for grant under the 2005 Plan.

Our 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), provides for the grant of  warrants, options, restricted or unrestricted common stock, and other awards of up to an aggregate of 3,000,000 shares of a21 common stock  to our employees, consultants and directors and our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2002 Plan. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan typically expire after a ten-year period except when otherwise adapted to specific terms per executive management agreements and their respective terms, and are subject to acceleration upon the occurrence of certain events. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of June 30, 2007, there were 2,236,000 shares available for grant under the 2002 Plan.

Certain options and warrants to be granted under the 2005 Plan and the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the plans will be nonqualified options that are not intended to qualify as ISOs.

 NOTE N - COMMITMENTS AND OTHER MATTERS

[1] Lease commitments

As described in Notes E and K above, we have capitalized our facility under the terms of a sale and leaseback transaction. In September 2004, we entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two-year term. The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease. The total lease payments in accordance with the terms of the agreement are $3.5 million. Sublease payments of approximately $169,000 and $131,000 were received for the three months ended June 30, 2007 and 2006, respectively.  Sublease payments of approximately $338,000 and $262,000 were received for the six months ended June 30, 2007 and 2006, respectively.  Sublease payments are scheduled as follows for each of the following years:  2007: $342,000, 2008: $701,000, 2009: $722,000 and 2010: $616,000. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as deferred rent receivable, which was $494,000 and $549,000 as of June 30, 2007 and December 31, 2006, respectively.

In a lease agreement for SuperStock Limited in the UK, we sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, our UK subsidiary would be liable for approximately $90,000 per year under the covenants in the lease in the event the lessee who has sublet the facility is unable to perform under such terms.

[2] Lease Deposit Arrangement

A security deposit is required under the capital lease agreement for our facility in Florida. The lease deposit of $750,000 is included in restricted cash non-current assets as of June 30, 2007 and December 31, 2006.

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

NOTE O – SUBSEQUENT EVENT

On August 8, 2007, we entered into a separation agreement with our Executive Chairman, pursuant to which he resigned his position as our Executive Chairman and as our director and all other positions he had with us or any of our subsidiaries. Pursuant to this agreement, his prior employment agreement with us was terminated. He will receive an amount equal to seven (7) month’s salary, an aggregate of $96,250, paid in installments over such seven (7) month period. He will also receive a bonus pursuant to the terms of his prior employment agreement in the amount of $37,125.

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

OVERVIEW

Through our subsidiary SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries, and private collections and license the visual content to our customers. SuperStock’s customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). SuperStock’s products are sold directly and through a global network of distributors in over 100 countries. SuperStock’s subsidiary Ingram is a UK-based provider of subscription, CD-ROM and individual royalty free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities. Our subsidiary ArtSelect supplies home and office framed and unframed wall décor to retailers, catalogers, membership organizations and consumers through both online and traditional retail and wholesale distribution channels. We are headquartered in Jacksonville, Florida, with other operating and sales offices in Iowa, New York City and London.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007, COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUES. Revenues were $5.7 million for the three months ended June 30, 2007, compared to $4.5 million for the same prior year period.  Nearly all of the increase was attributable to ArtSelect, our acquisition of which occurred on May 15, 2006.  On an organic basis, SuperStock revenues are marginally higher, while ArtSelect revenues are slightly lower.   Both businesses are affected by the challenging market conditions that have prevailed so far during 2007.  ArtSelect revenues are affected by the home-buying market, which impacts consumer purchasing of home décor products.

COST OF REVENUE. Cost of revenue was $2.3 million for the three months ended June 30, 2007, compared to $1.7 million the same prior year period.  The increase of approximately $600,000 is attributable to the ArtSelect acquisition phasing, offset by lower SuperStock cost of revenue. As a percentage of revenues, cost of sales was 37% and 38% for the three months ended June 30, 2007 and 2006, respectively. The cost of sales percentage reflects the weighted impact of higher variable cost for ArtSelect’s raw materials including prints, mats, frames, molding, and packaging material as well as shipping and handling costs. Cost of sales as a percentage of revenues may also vary in any period depending on SuperStock’s relative mix of stock photography distributed that is either licensed from third parties or owned by us.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $3.6 million for the three months ended June 30, 2007, compared to $3.8 million for the same prior year period reflecting ArtSelect expenses for the full three months offset by lower corporate expenses including professional fees and SuperStock operating expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $632,000 for the three months ended June 30, 2007, compared to $830,000 for the same prior year period. The decrease was primarily attributable to lower amortization resulting from Ingram intangible asset impairment charge recorded during the three months ended December 31, 2006.

INTEREST EXPENSE. Interest expense was $442,000 for the three months ended June 30, 2007, compared to $447,000 for the same prior year period reflecting the relative outstanding debt during the three months ended June 30, 2007, compared to the same prior year period.

OTHER INCOME, NET. Other income, net was $84,000 for the three months ended June 30, 2007, compared to $62,000 for the same prior year period, with the increase primarily related to higher interest income and gains from the effect of foreign currency exchange.

INCOME TAX EXPENSE.  Income tax expense was $24,000 for the three months ended June 30, 2007, compared to $44,000 for the same prior year period, reflecting amounts paid to foreign taxing authorities.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $1.2 million or $0.01 per share, for the three months ended June 30, 2007, compared to net loss of $2.1 million, or $0.03 per share, for the same prior year period.

SIX MONTHS ENDED JUNE 30, 2007, COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

REVENUES. Revenues were $11.8 million for the six months ended June 30, 2007, compared to $7.4 million for the same prior year period.  Nearly all of the increase was attributable to ArtSelect, our acquisition which occurred on May 15, 2006. On an organic basis, SuperStock revenues are marginally higher, while ArtSelect revenues are slightly lower.

COST OF REVENUE. Cost of revenue was $4.6 million for the six months ended June 30, 2007, compared to $2.6 million the same prior year period.  Nearly all of the increase was attributable to the ArtSelect acquisition phasing. As a percentage of revenues, cost of sales was 39% and 35% for the six months ended June 30, 2007 and 2006, respectively. The increase in cost of sales percentage reflects the weighted impact of the relative variable cost for ArtSelect’s raw materials including prints, mats, frames, molding, and packaging material as well as shipping and handling costs. Cost of sales as a percentage of revenues may also vary in any period depending on SuperStock’s relative mix of stock photography distributed that is either licensed from third parties or owned by us.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $7.3 million for the six months ended June 30, 2007, compared to $6.6 million for the same prior year period. The increase in SG&A expenses was primarily attributable to an increase of $1.9 million for the full six months for ArtSelect, offset by a reduction of $486,000 in share-based compensation and a decrease of $727,000 due to organic reductions in corporate expenses, including professional fees and SuperStock’s operating expenses including compensation costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1.3 million for the six months ended June 30, 2007, compared to $1.4 million for the same prior year period. The decrease was primarily attributable to lower amortization resulting from Ingram intangible asset impairment charge recorded during the fourth quarter of 2006, offset by incremental depreciation and amortization expense resulting from the acquisition of ArtSelect.

INTEREST EXPENSE. Interest expense was $884,000 for the six months ended June 30, 2007, compared to $800,000 for the same prior year period reflecting the relative outstanding debt during the six months ended June 30, 2007, compared to the same prior year period.

OTHER INCOME, NET. Other income, net was $97,000 for the six months ended June 30, 2007, compared to $48,000 for the same prior year period, which was primarily related to higher interest income of $90,000 during 2007.

INCOME TAX EXPENSE.  Income tax expense was $51,000 for the six months ended June 30, 2007, compared to $71,000 for the same prior year period, reflecting amounts paid to foreign taxing authorities.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $2.2 million or $0.03 per share, for the six months ended June 30, 2007, compared to net loss of $4.3 million, or $0.06 per share, for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had $3.9 million of cash and cash equivalents and working capital of $3.5 million, compared to $5.5 million in cash and cash equivalents and working capital of $4.3 million at December 31, 2006. The decrease in cash is primarily due to overall cash used in operating and investing activities during the six months ended June 30, 2007.

Net cash used in operating activities for the six months ended June 30, 2007 was $890,000, compared to net cash used in operating activities of $1.6 million for the same prior year period. The net cash used in operating activities during the six months ended June 30, 2007, was substantially due to the net loss of $2.2 million adjusted by $1.3 million for depreciation and amortization, and a $620,000 decrease in accounts payable and accrued expenses due to phasing of accruals including severance costs. Net cash used in operating activities in the six months ended June 30, 2006, was due primarily to the net loss of $4.1 million adjusted for, $1.4 million for depreciation and amortization, $809,000 of share-based compensation, and an increase in accounts payable and accrued expenses of $852,000, offset by an increase in accounts receivable of $418,000 and an increase in prepaid expenses and other current assets of $483,000.

Net cash used in investing activities for the six months ended June 30, 2007, was $769,000, compared to net cash used in investing activities for the same prior year period, of $5.9 million. Net cash used in investing activities for the six months ended June 30, 2007, was primarily due to $285,000 for the SuperStock acquisition earn-out payment, $266,000 investment in SuperStock’s photo collection, and $199,000 investment in technology.  Net cash used in investing activities in the six months ended June 30, 2006, was primarily due to $4.5 million used as partial consideration for the ArtSelect acquisition and $750,000 used for a lease security deposit on our headquarters and SuperStock building in Jacksonville, Florida.

Net cash provided by financing activities for the six months ended June 30, 2007, was $56,000, compared to net cash provided by financing activities of $13.3 million for the same prior year period.  Net cash provided by financing activities in the six months ended June 30, 2006, resulted substantially from the $15.3 million Senior Convertible debt financing offset by repayments of $3.3 million of outstanding debt.

Our future plans include further developing our direct online and distribution channels for SuperStock, gaining new key customer relationships and introducing new product offerings for ArtSelect, improving the leveraging of SuperStock’s owned and licensed image content, and seeking integration cost reduction opportunities where feasible across the Company. Additionally, we are in discussions with several potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations. However, there can be no assurance that these efforts will be successful. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us, if needed, or that our operations will become profitable.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off balance sheet arrangements as of June 30, 2007.

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

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION ITEM

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2007, a21 issued 100,000 shares of common stock to an external consultant in consideration for services rendered by him to a21.  In addition, a21 issued 66,666 shares of common stock to John Hallberg, member of the Board of Directors, in consideration for services to be rendered by him to a21.  No fees were paid to any party in connection with the issuance of such securities.  a21 issued the foregoing securities in reliance on Section 4(2) of the Securities Act, based on the identity and number of investors.

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

a21, Inc.

Date: August 10, 2007	By: /s/ JOHN Z. FERGUSON
John Z. Ferguson Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2007	By: /s/ THOMAS COSTANZA
Thomas Costanza Chief Financial Officer (Principal Financial Officer)