Form 10QSB
period 2007-11-13
a21, Inc.
filed 2007-11-13
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended:  September 30, 2007

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

There were 87,990,589 shares of a21's common stock outstanding on November 8, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,810	$5,455
Accounts receivable, net allowance for doubtful accounts of $243 and $108, at September 30, 2007 and December 31, 2006, respectively	2,652	2,773
Inventory	816	844
Prepaid expenses and other current assets	641	441
Total current assets	6,919	9,513

Property, plant and equipment, net	6,883	7,300
Goodwill	8,778	8,648
Intangible assets, net	4,858	5,232
Restricted cash	750	750
Other	2,456	3,171
Total assets	$30,644	$34,614

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,271	$3,559
Royalties payable	1,308	1,288
Deferred revenue	422	242
Restructure liability	243	---
Other	100	124
Total current liabilities	4,344	5,213

LONG-TERM LIABILITIES
Senior secured convertible notes payable, net – related party	15,500	15,500
Secured notes payable, net – related party (ArtSelect Sellers)	2,555	2,499
Loan payable from sale-leaseback of building, less current portion	7,364	7,403
Other	68	112
Total liabilities	$29,831	$30,727

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2007	2006
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	$1,071	$2,254

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Common stock; $.001 par value; 200,000,000 shares authorized; 90,399,711 and 87,191,575 shares issued and 86,719,936 and 83,511,800 shares outstanding at September 30, 2007 and December 31, 2006, respectively	90	87
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	26,055	24,341
Accumulated deficit	(26,871)	(23,286)
Accumulated other comprehensive income	468	491
Total stockholders' equity (capital deficit)	(258)	1,633

Total liabilities and stockholders' equity (capital deficit)	$30,644	$34,614

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE
Licensing revenue	$2,765	$2,986	$8,971	$8,943
Product revenue	2,622	2,918	8,236	4,407
TOTAL REVENUE	5,387	5,904	17,207	13,350

COSTS AND EXPENSES
Cost of licensing revenue (excludes related amortization of $290 and $383 for three months, and $854 and $1,100 for nine months ended September 30, 2007 and 2006, respectively)	890	902	2,852	2,812
Cost of product revenue (excludes related amortization of $44 and $132 for three and nine months ended September 30, 2007)	1,285	1,366	3,936	2,060
Selling, general and administrative	3,298	3,461	10,607	10,056
Restructure costs, including severance	315	---	315	---
Depreciation and amortization	640	789	1,891	2,222
TOTAL OPERATING EXPENSES	$6,428	$6,518	$19,601	$17,150

OPERATING LOSS	(1,041)	(614)	(2,394)	(3,800)

Interest expense	(446)	(448)	(1,330)	(1,248)
Warrant income (expense)	---	29	(1)	(62)
Other income (expense), net	117	39	214	88
NET LOSS BEFORE INCOME TAX EXPENSE	$(1,370)	$(994)	$(3,511)	$(5,022)

Income tax expense	(23)	(48)	(74)	(119)
NET LOSS	(1,393)	(1,042)	(3,585)	(5,141)

Disproportionate deemed dividends	---	---	---	(157)
Deemed dividend on convertible preferred stock	---	(336)	---	(336)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,393)	$(1,378)	$(3,585)	$(5,634)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	86,719,936	81,692,872	86,576,086	79,226,938
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
(in thousands)
(unaudited)

	COMMON STOCK		TREASURY STOCK
	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
Balance at December 31, 2006	87,192	$87	(3,680)	$	---	$24,341	$(23,286)	$491	$1,633
Stock options exercised	97	---	---		---	29	---	---	29
Stock warrants exercised	67	---	---		---	19	---	---	19
Share-based compensation	---	---	---		---	487	---	---	487
Issuance of common stock upon the conversion of SuperStock Seller Preferred stock	2,112	2	---		---	1,180	---	---	1,182
Vesting of restricted stock compensation	932	1	---		---	(1)	---	---	---
Net loss	---	---	---		---	---	(3,585)	---	(3,585)
Foreign currency translation adjustment	---	---	---		---	---		(23)	(23)
Comprehensive loss	---	---	---		---	---	---	---	(3,608)
Balance at September 30, 2007	90,400	$90	(3,680)	$	---	$26,055	$(26,871)	$468	$(258)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,585)	$(5,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,891	2,222
Share-based compensation	487	873
Other	101	355

Changes in assets and liabilities:
Accounts receivable	121	(272)
Prepaid expenses and other current assets	(13)	(528)
Inventory	28	91
Accounts payable and accrued expenses	(881)	621
Deferred revenue	179	58
Other	28	(286)
NET CASH USED IN OPERATING ACTIVITIES	$(1,644)	$(2,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ArtSelect, net of cash acquired of $231	---	(4,542)
Investment in property, plant and equipment	(44)	(189)
Investment in technology	(422)	(281)
SuperStock acquisition earn-out	(285)	(206)
Investment in photo collection	(311)	(353)
Restricted cash for lease deposit	---	(750)
Other	(8)	(19)
NET CASH USED IN INVESTING ACTIVITIES	$(1,070)	$(6,340)

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ in thousands)
(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured convertible notes payable – related party, net	---	15,285
Payment of senior secured notes payable – related party	---	(2,250)
Payment of unsecured notes payable	---	(1,050)
Net proceeds from the exercise of stock options	29	100
Net proceeds from the exercise of stock warrants	19	1,200
Payment of SuperStock seller promissory note payable	(33)	(33)
Other	27	111
NET CASH PROVIDED BY FINANCING ACTIVITIES	42	13,363

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	27	31
NET (DECREASE) INCREASE IN CASH	(2,645)	5,047
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,455	1,194

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,810	$6,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid	$75	$178
Interest paid	1,170	963

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of convertible preferred stock as part of ArtSelect acquisition	---	3,150
Issuance of senior secured note payable as part of ArtSelect acquisition	---	2,407
Issuance of warrants as part of ArtSelect acquisition	---	375
Conversion of SuperStock Seller Preferred stock into common stock (see Note G)	1,182	573
Issuance of common stock for financing costs	---	62
Issuance of senior convertible debt in exchange for cancellation of warrants	---	215
Cashless exercise of warrants for common stock	19	---
Accrued purchase price payable	141	199
Deemed dividend on convertible preferred stock	---	336

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - FINANCIAL STATEMENT PRESENTATION AND THE DESCRIPTION OF BUSINESS

The unaudited condensed consolidated financial statements of a21, Inc. (“a21”, “the Company”, “we”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly a21’s financial position at September 30, 2007, and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of presentation/Going concern:

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have sustained significant recurring losses and an accumulated deficit of $26.9 million that raise substantial doubt about our ability to continue as a going concern, and may need to raise cash from equity or debt financings to fund our operations.  However, there can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us, if needed.  If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern.  In an effort to improve our operational efficiency, on September 12, 2007, we consolidated the support positions at ArtSelect from Fairfield, Iowa, into the Company’s Jacksonville, Florida headquarters.  In addition, SuperStock, Inc., was reorganized to support the Company’s growth initiatives.  However, no assurances can be given that these changes will result in the expected improvements.  This restructure will result in a net reduction of approximately 20 positions (see Note M[4]).  At September 30, 2007, we had cash of $2.8 million and working capital of $2.6 million.

Our future plans include further developing our distribution channels for SuperStock while improving the leveraging of SuperStock’s owned and licensed image content, introducing new products and customer channels in the stock photography space, gaining new key customer relationships for ArtSelect while introducing new products and customer channels, and seeking integration cost reduction opportunities where feasible across the Company.  In addition, we continue to review potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations.  However, there can be no assurance that these efforts will be successful or that our operations will become profitable.

[2] Principles of consolidation:

The consolidated financial statements include all of our accounts including our primary operating subsidiaries, SuperStock and ArtSelect (acquired May 2006).  The minority interest in the consolidated balance sheets at September 30, 2007 and December 31, 2006, represents the interest of the holders of preferred shares of SuperStock (“SuperStock Seller Preferred”), which are exchangeable into a21 common shares.  All significant inter-company balances and transactions have been eliminated.

[3] Revenue recognition:

Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered.

Licensing fee revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at our share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and we record the remaining license fee as revenue. Persuasive evidence of an arrangement exists and the price is fixed or determinable at the time the customer agrees to the terms and conditions of the license agreement. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we are able to determine that the likelihood of collection is reasonably assured prior to recognizing revenue. These first three general revenue recognition criteria have been met at or prior to the time of delivery of the imagery, regardless of the format or delivery medium. Delivery occurs upon making digital images available for download by the customer, or upon shipment of CD, analog film and transparencies.  We also sell subscriptions of certain images for terms ranging from one to twelve months. Subscription revenue is recognized over the respective term of the subscription agreement and, accordingly, $422,000 and $242,000 is recorded as deferred revenue as of September 30, 2007 and December 31, 2006.

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

[7] Cash and cash equivalents:

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2007 and December 31, 2006, we had no investments with maturities greater than three months. We are required to maintain a security deposit in accordance with our lease agreement for the SuperStock facility. This consists of restricted cash funded by us to secure a letter of credit in the amount of $750,000 at September 30, 2007 and December 31, 2006.

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

[15] Goodwill and intangible assets:

We test goodwill for impairment at least annually, or more often if deemed necessary based on certain circumstances.  The Company’s impairment test performed on October 1, 2006, concluded that no impairment of goodwill existed.  The Company will be completing its 2007 annual impairment assessment during the three months ended December 31, 2007.  As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss from impairment to goodwill, which would be included in the determination of net income or loss.

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

[16] Long-lived assets:

We evaluate our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its undiscounted cash flows.  A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our consideration of SFAS 144 involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted-average cost of capital, and our future financial performance. No impairment charges have been incurred during the nine months ended September 30, 2007.

[17] Other assets, net:

	9/30/2007	12/31/2006
Photo collection, net	1,359	1,520
Photographer contracts, net	562	718
Long-term receivable	466	549
Other	69	384
Total:	2,456	3,171

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

For the three and nine months ended September 30, 2007 and 2006, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 12,405,238 and 15,832,677 outstanding stock options and warrants as of September 30, 2007 and 2006, respectively, would have been anti-dilutive.

For the three and nine months ended September 30, 2007 and 2006, 1,913,253 and 4,025,139 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred, respectively, have also been excluded from the weighted average shares outstanding due to their anti-dilutive effect.

[20] Reclassifications:

Certain reclassifications have been made to the prior period financial statements to conform to the respective current year presentation.

[21] Comprehensive Loss and Accumulated Other Comprehensive Income:

Accumulated other comprehensive income consists of net unrealized foreign currency translation adjustments and is presented in the consolidated balance sheets as a component of stockholders’ equity.

[22] Share based payments:

We have a 2005 Stock Option Plan and a 2002 Stock Option Plan, which are described in Note L below.  We apply the fair value recognition provisions of SFAS 123(R) whereby compensation cost for all share-based payments are based on the grant date estimated fair value.

The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. There were no stock options granted during the nine months ended September 30, 2007.

The following summarizes our stock option activity for the nine months ended September 30, 2007 (unaudited):

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2006	8,974,322	$0.36

Granted	---	---
Exercised	(130,000)	$0.21
Forfeited	(3,090,884)	$0.37
Balance, September 30, 2007	5,753,438	$0.36

Exercisable, December 31, 2006	7,291,844	$0.35

Exercisable, September 30, 2007	5,023,789	$0.29

The 130,000 options exercised during the nine months ended September 30, 2007, included certain shares exercised on a cashless basis, resulting in the issuance of 96,838 common shares.

The following table summarizes information about stock options outstanding at September 30, 2007:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable

$0.28	1,000,000	4 years	528,272
$0.30	3,463,438	2 years	3,463,434
$0.34	165,000	3 1/2 years	123,750
$0.46	425,000	4 years	425,000
$0.65	525,000	4 years	425,000
$0.83	175,000	3 1/2 years	58,333
	5,753,438	2 1/2 years	5,023,789

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2007, was $0. This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007.

The following is a summary of the status of and changes to the Company’s non-vested restricted shares as of and for the nine months ended September 30, 2007:

	Non-vested Shares	Weighted Average Grant-Date Fair Value

Balance, December 31, 2006	1,594,658	$0.27

Granted	666,666	$0.25
Vested	(931,503)	$0.27
Cancelled	(59,167)	$0.27
Balance, September 30, 2007	1,270,654	$0.26

Share-based compensation expense of $164,000 and $487,000 was recognized for the three and nine months ended September 30, 2007, respectively, for the fair value of restricted shares and options that vested during the period.  As of September 30, 2007, there was $486,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements, including options and restricted stock grants. That cost is expected to be recognized over a weighted-average period of about 2 1/2 years.

[23] Advertising

Advertising expenses were $49,000 and $93,000 for the three months ended September 30, 2007 and 2006, respectively. Advertising expenses of $184,000 and $486,000 were incurred for the nine months ended September 30, 2007 and 2006, respectively.  Advertising costs are expensed as incurred.

[24] Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 effective January 1, 2007, had no impact on our consolidated financial statements (see Note K).

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

PROFORMA EFFECT OF ACQUISITION

The results of operations of ArtSelect have been included in the consolidated financial statements of the Company since May 16, 2006. The unaudited proforma information below presents the results of operations for the nine months ended September 30, 2006, as if the acquisition of ArtSelect had occurred on January 1, 2006, the first day of the period presented. The unaudited proforma information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the combined companies had these events occurred at the beginning of the nine months ended September 30, 2006, nor is it indicative of future results:

($ in thousands, except per share amounts)	Nine months ended September 30, 2006
Total revenue	$18,009

Net loss	(5,730)

Net loss per share, basic and diluted	$(0.07)

Proforma weighted average number of common shares outstanding, basic and diluted	79,226,938

NOTE D - INVENTORY

The major components of inventory are summarized as follows:

($ in thousands)	September 30, 2007	December 31, 2006

Framed art raw materials	586	650
Framed art finished goods	193	158
Other	37	36
	$816	$844

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are summarized as follows:

($ in thousands)	September 30, 2007	December 31, 2006

Land and building	7,768	7,768
Office equipment and furnishings	757	721
Technology equipment	505	508
Less: Accumulated depreciation	(2,147)	(1,697)
	$6,883	$7,300

Land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease.

Depreciation expense was $154,000 and $161,000 for the three months ended September 30, 2007 and 2006, respectively.  Depreciation expense was $459,000 and $487,000 for the nine months ended September 20, 2007 and 2006, respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

($ in thousands)
Goodwill at December 31, 2006	$8,648
SuperStock earn-out	141
Cumulative foreign currency translation of goodwill	(11)
Goodwill at September 30, 2007	$8,778

Identifiable intangible assets, net of amortization at September 30, 2007 are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation		Net		Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(116)	$	---	$	---	31
SuperStock software	437	(127)		---		310	36 – 60
Ingram license agreements	1,142	(716)		220		646	60
Ingram non-compete agreements	430	(372)		53		111	36
Ingram customer relationships	420	(280)		34		174	36
Ingram distribution agreements	270	(180)		22		112	36
Ingram trademark	220	(220)		10		10	24
ArtSelect trade name	80	---		---		80	N/A
ArtSelect software	1,282	(385)		---		897	48
ArtSelect customer relationships	2,800	(282)		---		2,518	213
Intangible assets	$7,197	$(2,678)		$339		$4,858

Amortization expense during the three months ended September 30, 2007 and 2006 totaled $272,000 and $417,000, respectively. Amortization expense during the nine months ended September 30, 2007 and 2006 was $802,000 and $1.1 million, respectively.  Approximate remaining annual amortization expense is as follows for each of the following years:  2007: $269,000, 2008: $880,000, 2009: $636,000, 2010: $427,000 and 2011: $203,000.

($ in thousands)
Intangible assets, net at December 31, 2006	$5,232
Addition to cumulative foreign currency translation	46
SuperStock software additions, net	187
ArtSelect software additions, net	195
Amortization expense	(802)
Intangible assets, net at September 30, 2007	$4,858

NOTE G - MINORITY INTEREST

Minority interest represents 637,751 shares of SuperStock Seller Preferred held by the former owners of SuperStock at September 30, 2007, which is exchangeable for 1,913,253 shares of a21’s common stock. The SuperStock Seller Preferred has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except a liquidation preference. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $1.6 million or 7% of the total liquidation distributions after creditors. The minority interest is valued as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

On January 10, 2007, we issued 2,111,886 shares of a21 common stock upon the conversion of 703,962 shares of SuperStock Seller Preferred with a respective adjustment to equity of $1,182,000 representing the allocable, original fair value of the SuperStock Seller Preferred as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

NOTE H - OPERATING SEGMENTS

Effective with the ArtSelect acquisition during May 2006, we operate in the following segments: Corporate, SuperStock, and ArtSelect. No customer represented 10% or more of our total revenue in the periods presented.

7% and 9% of our total revenues were based in the U.K. for the three months ended September 30, 2007 and 2006, respectively.  7% and 11% of our total revenues were based in the U.K. for the nine months ended September 30, 2007 and 2006, respectively.  88% and 85% of our total assets were based domestically in the U.S. as of September 30, 2007 and December 31, 2006.

The following table presents information about our segment activity as of September 30, 2007, and for the three and nine months then ended:

($ in thousands)
Three months ended September 30, 2007	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$2,765	$2,622	$5,387

Segment operating loss		(489)	(352)	(200)	(1,041)

Segment total assets		317	18,921	11,406	30,644

Segment long-lived assets		---	12,843	9,598	22,441

($ in thousands)
Nine months ended September 30, 2007	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$8,971	$8,236	$17,207

Segment operating loss		(1,760)	(570)	(64)	(2,394)

The following table presents information about our segment activity as of September 30, 2006, and for the three and nine months then ended:

Three months ended September 30, 2006	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$2,986	$2,918	$5,904

Segment operating (loss) income		(563)	(178)	127	(614)

Segment total assets		580	25,219	11,657	37,456

Segment long-lived assets		---	15,798	9,763	25,561

($ in thousands)
Nine months ended September 30, 2006	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$8,943	$4,407	$13,350

Segment operating (loss) income		(2,346)	(1,516)	62	(3,800)

The SuperStock segment information reflects the operation of foreign subsidiaries.

NOTE I – DEBT FINANCINGS

The following table summarizes the future maturities of long-term debt obligations at September 30, 2007 (in thousands):

	2007	2008	2009		2010	2011
Senior Secured Convertible Notes	---	---	$	---	---	$15,500
Secured Notes (ArtSelect)	---	---		2,555	---	---
Total:	---	---		$2,555	---	$15,500

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

Secured Notes – Related Party (ArtSelect Sellers)

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received $2.4 million in secured notes. The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes was accrued and added to the principal of the notes. Since the first year, interest has been payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Convertible Notes described above). The notes balance, including accrued interest, recorded on our condensed consolidated balance sheet at was $2.6 million and $2.5 million at September 30, 2007 and December 31, 2006, respectively, and is included in the caption “Secured notes payable, net- related party (ArtSelect Sellers)”.

NOTE J – LOAN PAYABLE ON BUILDING

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

The following table summarizes our annual maturities under the loan payable on building at September 30, 2007:

($ in thousands)
2007	11
2008	55
2009	80
2010	110
2011	144
Thereafter	7,014
7,414
Less: Current Portion	(50)
Long Term Portion	$7,364

The current portion of the loan payable is included in other current liabilities.

The following table summarizes our related annual lease payments on building:

($ in thousands)
2007	$199
2008	804
2009	822
2010	843
2011	864
Thereafter	12,799
Total payments	16,331
Less interest	(8,917)
Net	$7,414

NOTE K - INCOME TAXES

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

The Company is subject to U.S. federal income tax as well as income tax of various state and foreign jurisdictions.  Income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.  The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.  The Company currently does not have any income tax returns under review.

NOTE L – CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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

During April 2007, we issued 66,666 shares of our restricted common stock as partial compensation to a new Board Director for his service on the Board of Directors, which will vest on the one year anniversary of his election to the Board, which is March 22, 2008.

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

Our 2005 Stock Incentive Plan (the “2005 Plan”) provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock, and unrestricted stock of up to an aggregate of 6,000,000 shares of a21 common stock to officers, employees, and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2005 Plan. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Stock options issued under the 2005 Plan typically have a five-year term and vest pro-rata over that term except when otherwise adapted to specific terms per executive management agreements and their respective terms. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of September 30, 2007, there were 1,114,639 shares available for grant under the 2005 Plan.

Our 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), provides for the grant of  warrants, options, restricted or unrestricted common stock, and other awards of up to an aggregate of 3,000,000 shares of a21 common stock  to our employees, consultants and directors and our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2002 Plan. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan typically expire after a ten-year period except when otherwise adapted to specific terms per executive management agreements and their respective terms, and are subject to acceleration upon the occurrence of certain events. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of September 30, 2007, there were 2,841,500 shares available for grant under the 2002 Plan.

Certain options and warrants to be granted under the 2005 Plan and the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the plans will be nonqualified options that are not intended to qualify as ISOs.

 NOTE M - COMMITMENTS AND OTHER MATTERS

[1] Lease commitments

As described in Notes E and J above, we have capitalized our facility under the terms of a sale and leaseback transaction. In September 2004, we entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two-year term. The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease. The total lease payments in accordance with the terms of the agreement are $3.5 million. Sublease payments of $169,000 and $131,000 were received for the three months ended September 30, 2007 and 2006, respectively.  Sublease payments of $508,000 and $393,000 were received for the nine months ended September 30, 2007 and 2006, respectively.  Sublease payments are scheduled as follows for each of the following years:  2007: $173,000, 2008: $701,000, 2009: $722,000 and 2010: $616,000. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as deferred rent receivable, which was $466,000 and $549,000 as of September 30, 2007 and December 31, 2006, respectively.

In a lease agreement for SuperStock Limited in the UK, we sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, our UK subsidiary would be liable for approximately $90,000 per year under the covenants in the lease in the event the lessee who has sublet the facility is unable to perform under such terms.

[2] Lease Deposit Arrangement

A security deposit is required under the capital lease agreement for our facility in Florida. The lease deposit of $750,000 is included in restricted cash non-current assets as of September 30, 2007 and December 31, 2006.

 [3] Legal:

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

[4] Restructure:

On September 12, 2007, we consolidated the support positions at ArtSelect from Fairfield, Iowa, into the Company’s Jacksonville, Florida, headquarters.  In addition, SuperStock, Inc., was reorganized to support the Company’s growth initiatives.  This restructure will result in a planned net reduction of approximately 20 positions.  The affected employees received severance payments.  In addition, key employees were identified to assist with the transition and were deemed eligible to receive a retention bonus based on meeting certain service and performance-based objectives.  The restructure activity is expected to be completed during the first quarter of 2008.  Based on the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company accrued total liabilities as of September 30, 2007 of $243,000, primarily related to one-time termination benefits; all other restructure costs will be expensed in the period incurred.

Total expected restructure costs by segment:

	Corporate	SuperStock	ArtSelect	Totals
One-time termination benefits	$151	$37	$247	$435
Office and employee relocation costs	---	---	69	69
Professional fees	20	---	84	104
Other	---	---	52	52
Totals:	$171	$37	$452	$660

At September 30, 2007, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Corporate	SuperStock	ArtSelect	Totals
Charge for one-time termination benefits	$145	$20	$150	$315
Severance payments	(62)	(9)	(1)	(72)
Accrued liability at September 30, 2007	$83	$11	$149	$243

[5] Software Development Agreement:

During the three months ended September 30, 2007, the Company entered into a software development agreement with an unrelated third party to pay up to $525,000 in fees for the development of a new online stock photography e-commerce website.  As of September 30, 2007, $180,000 of such fees have been incurred and capitalized as software development in process, which is included in intangible assets, net, in the accompanying condensed consolidated balance sheet.  Up to approximately $345,000 of remaining payments are expected to be paid during the period from October 2007 through January 2008.

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

RECENT EVENTS

On September 12, 2007, we consolidated the support positions at ArtSelect from Fairfield, Iowa, into the Company’s Jacksonville, Florida, headquarters.  In addition, SuperStock, Inc. was reorganized to support the Company’s growth initiatives.  This restructure will result in the planned net reduction of approximately 20 positions.  The affected employees received severance payments.  In addition, key employees were identified to assist with the transition and were deemed eligible to receive a retention bonus based on meeting certain service and performance-based objectives.  The restructure activity is expected to be completed during the first quarter of 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have summarized significant accounting policies in Note B to the unaudited condened consolidated financial statements included in this quarterly report on Form 10-QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

LICENSING REVENUES. Licensing revenues were $2.8 million for the three months ended September 30, 2007, compared to $3.0 million for the same prior year period.  Licensing revenues are marginally lower due to challenging market conditions that have prevailed during 2007.

PRODUCT REVENUES. Product revenues were $2.6 million for the three months ended September 30, 2007, compared to $2.9 million for the same prior year period.  Product revenues have been affected by the slow down in the home-buying market, which impacts consumer purchasing of home décor products.

COST OF LICENSING REVENUE. Cost of licensing revenue was $890,000 for the three months ended September 30, 2007, compared to $902,000 the same prior year period.  As a percentage of licensing revenues, cost of licensing sales was 32% and 30% for the three months ended September 30, 2007 and 2006, respectively. Cost of licensing sales as a percentage of licensing revenues may vary in any period depending on SuperStock’s relative mix of stock photography distributed that is either licensed from third parties or owned by us.

COST OF PRODUCT REVENUE. Cost of product revenue was $1.3 million for the three months ended September 30, 2007, compared to $1.4 million the same prior year period.  As a percentage of product revenues, cost of product sales was 49% and 47% for the three months ended September 30, 2007 and 2006, respectively. Cost of product sales percentage reflects the variable cost for ArtSelect’s raw materials including prints, mats, frames, molding, and packaging material as well as shipping and handling costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $3.3 million for the three months ended September 30, 2007, compared to $3.5 million for the same prior year period, reflecting lower corporate expenses including a decrease of $288,000 in professional fees.

RESTRUCTURE COSTS. Restructure costs were $315,000 for the three months ended September 30, 2007, and were primarily attributable to severance expense resulting from staff reductions at both ArtSelect and SuperStock.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $640,000 for the three months ended September 30, 2007, compared to $789,000 for the same prior year period. The decrease was primarily attributable to lower amortization resulting from an impairment charge against intangible assets related to the SuperStock Limited subsidiary which was recorded during the three months ended December 31, 2006.

INTEREST EXPENSE. Interest expense was $446,000 for the three months ended September 30, 2007, compared to $448,000 for the same prior year period.  These payments relate to the outstanding debt during the three months ended September 30, 2007, compared to the same prior year period.

DEEMED DIVIDEND. During May 2006, we issued convertible preferred stock as partial consideration for the ArtSelect acquisition.  Because of the trading price of a21 common stock on that date of $0.83 exceeded the stated conversion price of $0.75, we recognized a deemed dividend of $336,000 during the three months ended September 30, 2006, when the share authorization contingency was met.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $1.4 million or $0.02 per share, for the three months ended September 30, 2007, compared to net loss of $1.4 million, or $0.02 per share, for the same prior year period.  There were approximately 5.0 million more weighted average shares outstanding during the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

LICENSING REVENUES. Licensing revenues were $9.0 million for the nine months ended September 30, 2007, compared to $8.9 million for the same prior year period.

PRODUCT REVENUES. Product revenues were $8.2 million for the nine months ended September 30, 2007, compared to $4.4 million for the same prior year period.  The increase was attributable to the inclusion of the full nine month period for ArtSelect during 2007 compared to the prior year due to our acquisition of ArtSelect which occurred on May 15, 2006. On an organic basis, product revenues are lower.

COST OF LICENSING REVENUE. Cost of licensing revenue was $2.9 million for the nine months ended September 30, 2007, compared to $2.8 million the same prior year period.  As a percentage of licensing revenues, cost of licensing sales was 32% and 31% for the nine months ended September 30, 2007 and 2006, respectively.  Cost of licensing sales as a percentage of licensing revenues may vary in any period depending on SuperStock’s relative mix of stock photography distributed that is either licensed from third parties or owned by us.

COST OF PRODUCT REVENUE. Cost of product revenue was $3.9 million for the nine months ended September 30, 2007, compared to $2.1 million the same prior year period.  Nearly all of the increase was attributable to the effect of ArtSelect for the full nine month period compared to the prior year due to our acquistion which occured on May 15, 2006.  As a percentage of product revenues, cost of product sales was 48% and 47% for the nine months ended September 30, 2007 and 2006, respectively. The increase in the cost of product sales percentage reflects the weighted impact of the relative variable cost for ArtSelect’s raw materials including prints, mats, frames, molding, and packaging material as well as shipping and handling costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $10.6 million for the nine months ended September 30, 2007, compared to $10.1 million for the same prior year period. The increase in SG&A expenses was primarily attributable to an increase of $1.8 million for the full nine months for ArtSelect, offset by a reduction of $386,000 in share-based compensation and a decrease of $914,000 due to organic reductions in corporate expenses, including a decrease of $214,000 in professional fees and SuperStock’s operating expenses including a decrease of $282,000 in compensation costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1.9 million for the nine months ended September 30, 2007, compared to $2.2 million for the same prior year period. The decrease was primarily attributable to lower amortization resulting from an impairment charge recorded during the three months ended December 31, 2006, against the intangible assets related to the SuperStock Limited subsidiary, offset by incremental depreciation and amortization expense resulting from the acquisition of ArtSelect.

RESTRUCTURE COSTS. Restructure costs were $315,000 for the nine months ended September 30, 2007, and were primarily attributable to severance expense resulting from staff reductions at both ArtSelect and SuperStock.

INTEREST EXPENSE. Interest expense was $1.3 million for the nine months ended September 30, 2007, compared to $1.2 million for the same prior year period reflecting the relative outstanding debt during the nine months ended September 30, 2007, compared to the same prior year period.

OTHER INCOME, NET. Other income, net was $214,000 for the nine months ended September 30, 2007, compared to other income, net of $88,000 for the same prior year period.  The other income, net of $214,000 was primarily related to interest income of $118,000 and cumulative translation adjustment of $98,000 during 2007.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $3.6 million or $0.04 per share, for the nine months ended September 30, 2007, compared to net loss of $5.6 million, or

$0.07 per share, for the same prior year period.  There were approximately 7.3 million more weighted average shares outstanding during the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had $2.8 million of cash and cash equivalents and working capital of $2.6 million, compared to $5.5 million in cash and cash equivalents and working capital of $4.3 million at December 31, 2006. The decrease in cash is primarily due to overall cash used in operating and investing activities during the nine months ended September 30, 2007.

Net cash used in operating activities for the nine months ended September 30, 2007 was $1.6 million, compared to net cash used in operating activities of $2.0 million for the same prior year period. The net cash used in operating activities during the nine months ended September 30, 2007, was substantially due to the net loss of $3.6 million adjusted by $1.9 million for depreciation and amortization and $487,000 for non-cash share-based compensation, and an $881,000 change in accounts payable and accrued expenses due to accruals, including severance costs. Net cash used in operating activities in the nine months ended September 30, 2006, was due primarily to the net loss of $5.1 million adjusted for $2.2 million for depreciation and amortization, $873,000 of share-based compensation, and a change in accounts payable and accrued expenses of $621,000, partially offset by the change in prepaid expenses and other current assets of $528,000.

Net cash used in investing activities for the nine months ended September 30, 2007, was $1.1 million, compared to net cash used in investing activities for the same prior year period, of $6.3 million.  Net cash used in investing activities for the nine months ended September 30, 2007, was primarily due to a $422,000 investment in software development, a $311,000 investment in SuperStock’s photo collection, and a $285,000 payment relating to the SuperStock acquisition earn-out payment. Net cash used in investing activities in the nine months ended September 30, 2006, was primarily due to $4.5 million used as partial consideration for the ArtSelect acquisition and $750,000 used for a lease security deposit on our headquarters and SuperStock building in Jacksonville, Florida.

Net cash provided by financing activities for the nine months ended September 30, 2007, was $42,000, compared to net cash provided by financing activities of $13.4 million for the same prior year period.  Net cash provided by financing activities in the nine months ended September 30, 2006, resulted substantially from the $15.3 million Senior Convertible debt financing, offset by repayments of $3.3 million of outstanding debt.

Our future plans include further developing our distribution channels for SuperStock while improving the leveraging of SuperStock’s owned and licensed image content, introducing new products and customer channels in the stock photography space, gaining new key customer relationships for ArtSelect while introducing new products and customer channels, and seeking integration cost reduction opportunities where feasible across the Company.  In addition, we continue to review potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations.  However, there can be no assurance that these efforts will be successful. We may have to seek additional funding sooner than expected.  There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us, if needed, or that our operations will become profitable.

We have sustained significant recurring losses and an accumulated deficit of $26.9 million at September 30, 2007, that raise substantial doubt about our ability to continue as a going concern, and may need to raise cash from equity and debt financings to fund our operations.  If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

We are not entered into any off balance sheet arrangements as of September 30, 2007.

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

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
10.1	Separation Agreement dated August 8, 2007, with Philip N. Garfinkle (incorporated by reference to the Current Report filed on Form 8-K dated August 8, 2007)
31.1	Certification Of Chief Executive Officer Pursuant To Rule 13A-14[A] Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Of Chief Financial Officer Pursuant To Rule 13A-14[A] Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Of Principal Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C.1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.1	Press release dated November 12, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a21, Inc.
By: /s/ JOHN Z. FERGUSON
Date: November 13, 2007	John Z. Ferguson Chief Executive Officer (Principal Executive Officer)
By: /S/ THOMAS COSTANZA
Date: November 13, 2007	Thomas Costanza Chief Financial Officer (Principal Financial Officer)