Form 10-K
period 2007-12-31
a21, Inc.
filed 2008-03-31
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: December 31, 2007
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission File No.: 000-51285 --------- a21, INC. (Exact name of registrant as specified in its charter)
DELAWARE	74-2896910
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7660 CENTURION PARKWAY, JACKSONVILLE, FLORIDA 32256
(Principal Executive Office)
Registrant's telephone number, including area code: (904) 565-0066

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]  No [  ]

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):  Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12G-2 of the Exchange Act Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $6,698,616, based on the closing price of the issuer’s common stock on June 30, 2007, as reported by the OTC Bulletin Board. As of March 21, 2008, 87,990,589 shares of the issuer's common stock were outstanding.

Documents incorporated by reference:  Part III is included herein by reference.  An Index to Exhibits appears at Part IV, Item 15 herein.

PART I

ITEM 1.  BUSINESS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of a21, Inc. We may, from time to time, make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management's current expectations, assumptions and projections about a21, Inc. and its industry and are made on the basis of management's views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by the Company as well as from risks and uncertainties beyond the Company's control. Potential risks and uncertainties include, among others, those set forth herein under "Factors that may Affect the Business," as well as in Part II, Item 7, "Management's Discussion and Analysis or Plan of Operations." Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

In this Annual Report on Form 10-K, "a21," "the Company," "we," "us," and "our" refer to a21, Inc. and its consolidated subsidiaries, unless the context otherwise dictates. The consolidated financial statements included herein include ArtSelect, Inc. from its respective acquisition date during 2006.

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

Through SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries and private collections and license the visual content to our customers. Our customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). Our products are sold directly and through a global network of distributors. We provide subscription, CD-ROM and individual royalty free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities.

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

SALES AND DISTRIBUTION

SuperStock’s licensing revenue is generated from its direct sales operations in certain markets including North America the UK, and also through revenue sharing arrangements with our distributors in global markets. ArtSelect sells custom framed art print reproductions on-line through its own website and through privately labeled sub-domains of its website. Through ArtSelect’s private labeled sub-domains, catalogers and retailers offer their customers ArtSelect’s range of choice in wall décor in their own names, with no perception by their customers that they are not being served by the cataloger or retailer itself.

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

EMPLOYEES

As of December 31, 2007, we had a total of approximately 150 employees, with the majority as full-time employees. We believe our relationship with our employees is good. We have not experienced any labor stoppages. None of our employees is covered by collective bargaining agreements, although UK based employees are subject to statutory requirements as governed by UK law.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We operate by Corporate, SuperStock, and ArtSelect segments. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-K. The geographic information required herein is contained in Notes to our Consolidated Financial Statements and is incorporated by reference herein.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

ITEM 2.  PROPERTIES

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

SuperStock operates a small leased office in London to support our combined UK SuperStock Ltd. sales and product operations.

ArtSelect operates two locations in Fairfield, Iowa; a small leased office to support ArtSelect operations, and also an extended 24,000 square foot mixed use space for its framing operation, for which it pays approximately $10,900 per month through December 2009.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on the Company's results of operations and financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 1, 2007, a proxy notification was sent to shareholders giving notice to the Annual Meeting of the Shareholders to be held on November 13, 2008 at the offices of the Company.  The meeting was called for the primary purpose of electing a board of directors to serve until the next Annual Meeting or until their successors are elected and shall qualify. Upon that date, shareholders representing a quorum of our outstanding shares of common stock elected John Z. Ferguson, Laura B. Sachar, and John O. Hallberg as directors.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	HIGH	LOW
2006
First Quarter	$0.80	$0.31
Second Quarter	0.90	0.34
Third Quarter	0.49	0.24
Fourth Quarter	0.36	0.22
2007
First Quarter	$0.38	$0.20
Second Quarter	0.29	0.13
Third Quarter	0.15	0.06
Fourth Quarter	0.09	0.02

HOLDERS

There were approximately 2,000 holders of record of our common stock on December 31, 2007.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in "Item 8. Financial Statements."

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

Goodwill

Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment annually effective October 1. When assessing impairment, we apply the implied fair value based on a market capitalization value model. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. At October 1, 2007, the implied fair value of our goodwill significantly exceeded its carrying value, therefore goodwill was not impaired.

Estimated Useful Lives of Certain Long-Lived Assets

The estimated useful lives of our most significant property and equipment and identifiable intangible assets are discussed in the footnotes to our consolidated financial statements. Should we determine at some point in the future that the useful lives of these assets are shorter than estimated; it is possible that we would be required to accelerate the amortization, or write off an impaired portion, of these assets.

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

The net book value of our identifiable intangible assets at December 31, 2007, consisted substantially of customer relationships, license agreements, software, and non-compete covenants. We evaluate the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

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

RESULTS OF OPERATIONS 2007 COMPARED TO 2006

LICENSING REVENUES. Licensing revenues were $11.9 million for 2007, compared to $12.0 million for 2006.

PRODUCT REVENUES. Product revenues were $11.4 million for 2007, compared to $7.7 million for 2006.  The increase was attributable to the inclusion of the full year period for ArtSelect during 2007 compared to 2006 due to our acquisition of ArtSelect which occurred on May 15, 2006. On an organic basis, product revenues were nominally lower.

COST OF LICENSING REVENUE. Cost of licensing revenue was $3.8 million for 2007 and 2006. As a percentage of licensing revenues, cost of licensing sales was 32% for 2007and 2006, respectively.  Cost of licensing sales as a percentage of licensing revenues may vary in any period depending on SuperStock’s relative mix of stock photography distributed that is either licensed from third parties or owned by us.

COST OF PRODUCT REVENUE. Cost of product revenue was $5.7 million for 2007, compared to $3.6 million for 2006.  Nearly all of the increase was attributable to the effect of ArtSelect for the full year compared to the prior year due to our acquisition which occurred on May 15, 2006.  As a percentage of product revenues, cost of product sales was 50% and 47% for 2007 and 2006, respectively. The increase in the cost of product sales percentage reflects the weighted impact of certain higher cost for ArtSelect’s raw materials including prints, mats, frames, molding, and packaging material as well as shipping and handling costs. In addition, ArtSelect incurred higher transition production costs due to integration of previously out-sourced framing operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $13.9 million for 2007, compared to $15.0 million for 2006. The decrease in SG&A expenses was primarily attributable to an increase of $1.8 million for the full year for ArtSelect, offset by a reduction of $2.9 million in organic reductions for SuperStock and a21, including reductions primarily in personnel costs, including share-based compensation, and professional fees.

RESTRUCTURE COSTS. Restructure costs were $426,000 for 2007, and were primarily attributable to severance expense resulting from staff reductions of a net total of 18 positions at both ArtSelect and SuperStock.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2.5 million for 2007, compared to $3.0 million for 2006. The decrease was primarily attributable to lower amortization resulting from an impairment charge recorded during the three months ended December 31, 2006, against the intangible assets related to the SuperStock Limited subsidiary, offset by incremental depreciation and amortization expense resulting from the acquisition of ArtSelect.

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

INTEREST EXPENSE. Interest expense was $1.8 million for 2007, compared to $1.7 million for 2006 reflecting the relative outstanding debt during 2007 and 2006.

OTHER INCOME, NET. Other income, net was $211,000 for 2007, compared to other income, net of $265,000 for 2006. The other income, net of $211,000 for 2007 was primarily comprised of interest income of $139,000 and cumulative translation adjustment of $71,000 during 2007.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders improved to $4.7 million or $0.05 per share, for 2007, compared to net loss of $9.6 million, or $0.12 per share, for 2006.  There were approximately 8.2 million more weighted average shares outstanding during 2007 as compared to 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had $2.1 million of cash and cash equivalents and working capital of $1.5 million, compared to $5.5 million in cash and cash equivalents and working capital of $4.3 million at December 31, 2006. The decrease in cash is primarily due cash used in operations and IT-related investments made during 2007.

Net cash used in operating activities for 2007 was $1.8 million, compared to net cash used in operating activities of $2.8 million for 2006. The net cash used in operating activities during 2007, was lower primarily due to the net loss of $4.7 million adjusted by $2.5 million for depreciation and amortization and $554,000 for non-cash share-based compensation.  The net cash used in operating activities during 2006 was primarily due to the net loss of $9.1 million, reduced by $3.0 million for depreciation and amortization, $1.7 million for impairment of intangible assets, $1.1 million for stock based compensation, and an increase in accounts payable and accrued expenses of $1.1 million, and offset by an increase in prepaid expenses and other current assets of $272,000 and an increase in accounts receivable of $449,000. The increase in accounts payable and accrued expenses was largely due to an increase in trade payables and increased accruals for audit fees, legal fees, compensation, and services. Accounts receivable increased largely due to higher SuperStock and ArtSelect trade receivables.

Net cash used in investing activities for 2007, was $1.6 million, compared to net cash used in investing activities for 2006 of $6.4 million.  Net cash used in investing activities for 2007, was primarily due to an $765,000 investment in software development, a $349,000 investment in SuperStock’s photo collection, and a $285,000 payment relating to the SuperStock acquisition earn-out payment. Net cash used in investing activities for 2006 was primarily due to $4.5 million used as partial consideration for the ArtSelect acquisition, $750,000 used to secure a letter of credit issued in satisfaction of a lease security deposit, additions to property, plant and equipment of $248,000, investment in technology of $281,000 and investment in the photo collections of $333,000.

Net cash provided by financing activities for 2007, was $26,000, compared to net cash provided by financing activities of $13.4 million for 2006.  Net cash provided by financing activities for 2006 resulted substantially from the $15.3 million April 2006 senior convertible debt financing described below, offset by repayments of $3.3 million of outstanding debt. In addition, we realized proceeds of $1.2 million during 2006 upon the exercise of stock warrants.

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

On January 31, 2008, we entered into a waiver agreement with the holders of a majority of the outstanding principal amount of the Secured Convertible Notes, to waive cash quarterly interest payments until March 31, 2008. Instead of paying in cash, the agreement provides that we will settle quarterly interest payments due in January and April 2008 with new notes in the aggregate principal amount equal to the interest due, having substantially the same terms as the original notes. We will resume paying quarterly interest in cash beginning with the quarterly interest due in July 2008.

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

We have sustained significant recurring losses and an accumulated deficit of $28.0 million at December 31, 2007, that raise substantial doubt about our ability to continue as a going concern, and may need to raise cash from equity and debt financings to fund our operations.  If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K
.

ITEM 8. FINANCIAL STATEMENTS

See the consolidated financial statements beginning on page 21.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, these disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Report on Internal Control Over Financial Reporting on page 22 of this Annual Report on Form 10-K.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls. No change in our internal controls over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008. We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code is incorporated by reference as Exhibit 14 to this Form 10-K. A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, 7660 Centurion Parkway, Jacksonville, Florida 32256.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1(a)	Certificate of Incorporation of a21, Inc., as filed with the Secretary of State of the State of Delaware (1)
3.1(b)	Certificate of Merger dated July 31, 2006 (2)
3.2	Bylaws of a21, Inc., as amended to date (1)
4.1	Form of Amended and Restated Common Stock Purchase Warrant (1)
4.2	Form of Secured Convertible Term Note dated April 27, 2006 by and among a21, SuperStock and each of the persons listed on the Appendix to the Exhibits (12)
4.3	Registration Rights Agreement dated April 27, 2006 between a21 and Queequeg Partners, LP, as agent (12)
4.4	Form of Promissory Note dated May 15, 2006 by and among a21, ASI and each of the persons listed on Exhibit I to the Merger Agreement (13)
4.5	Form of Warrant dated May 15, 2006 between a21 and each of the persons listed on Exhibit I to the Merger Agreement (13)
10.1*	2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (3)
10.2*	Amendment No. 1 to a21, Inc. 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (4)
10.3	Sale and Purchase Agreement, dated as of April 1, 2004, by and between SuperStock, Inc., as Seller, and NL Ventures IV, L.P., as Purchaser (5)
10.4	Lease Agreement, dated as of June 30, 2004, between NL Ventures IV Centurion, L.P., as Landlord, and SuperStock, Inc., as Tenant. (6)
10.5*	Employment Agreement between a21, Inc., SuperStock, Inc. and Susan Chiang (7)
10.6*	Employment Agreement between a21, Inc., SuperStock, Inc. and Thomas Costanza (10)
10.7	Loan Agreement dated as of November 8, 2005 among a21, Inc., SuperStock, Inc., Ahab International, Ltd. and Ahab Partners, L.P. (8)
10.8	Notes dated as of November 8, 2005 between SuperStock, Inc. and each of Ahab International, Ltd. and Ahab Partners, L.P. (8)
10.9	Security Agreement dated as of November 8, 2005 between SuperStock, Inc. and Ahab Partners, L.P., as agent (8)
10.10
Inter-creditor Agreement dated as of November 8, 2005, among Cohanzick Credit Opportunities Master Fund Ltd., Gabriel Capital, L.P., John L. Steffens, Ahab Partners, L.P and Ahab International, Ltd. (8)

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

10.27	Guaranty of a21 in favor of the holders of the Promissory Notes dated May 15, 2006 (13)
10.28	Employment Agreement between a21, Inc. and John Z. Ferguson, dated as of October 9, 2006 (14)
10.31	Employment Agreement between a21, Inc. and Bruce Slywka, dated as of January 8, 2007 (15)
10.32	2005 Stock Incentive Plan (16)
10.33	Form of Waiver dated January 31, 2008 (18)
14.1	Code of Business Conduct and Ethics
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

* Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Appendix D of the Registrant’s Definitive Information Statement on Schedule 14C, filed on July 11, 2006.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on August 4, 2006.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on April 25, 2002.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on July 18, 2002.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB, filed on April 14, 2004.
(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on July 14, 2004.
(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on October 25, 2005.
(8)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on November 23, 2005.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, filed on December 27, 2005
(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on January 9, 2006.

(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on June 30, 2005.
(12)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 3, 2006.
(13)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 19, 2006.
(14)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006.
(15)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on January 11, 2007.
(16)	Incorporated herein by reference to Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C, filed on February 16, 2006.
(17)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on February 14, 2007.
(18)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2008
a21, Inc.

By: /s/ John Z. Ferguson
John Z. Ferguson
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas Costanza
Thomas Costanza
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE (CAPACITY)	Date
/s/John Z. Ferguson	Chief Executive Officer	March 28, 2008
John Z. Ferguson	(Principal Executive Officer), and Director
/s/ Thomas Costanza	Vice President, Chief Financial Officer	March 28, 2008
Thomas Costanza	(Principal Financial Officer)

/s/ John O. Hallberg	Director	March 28, 2008
John O. Hallberg
/s/Laura B. Sachar	Director	March 28, 2008
Laura B. Sachar

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
a21, Inc. and Subsidiaries
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of a21, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (capital deficit), and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of a21, Inc. and Subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B[1] to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B[1].  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

West Palm Beach, Florida	/s/ BDO Seidman, LLP
March 28, 2008	Certified Public Accountants

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of a21 Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal controls over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal controls over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting.

Based on our assessment, management has determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

By: /s/ JOHN Z. FERGUSON
----------------------------------
John Z. Ferguson
Chief Executive Officer
(Principal Executive Officer)

 By: /s/ THOMAS COSTANZA
----------------------------------
Thomas Costanza
Chief Financial Officer
(Principal Financial Officer)

Dated:  March 28, 2008

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,090	$5,455
Accounts receivable, net allowance for doubtful accounts of $237 and $108, at December 31, 2007 and 2006, respectively	3,008	2,773
Inventory	874	844
Prepaid expenses and other current assets	437	441
Total current assets	6,409	9,513

Property, plant and equipment, net	6,832	7,300
Goodwill	8,778	8,648
Intangible assets, net	4,921	5,232
Restricted cash	750	750
Other	2,431	3,171
Total assets	30,121	34,614

LIABILITIES AND STOCKHOLDERS' (CAPITAL DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	2,761	3,200
Royalties payable	1,232	1,288
Wages payable	278	359
Deferred revenue	389	242
Restructure liability	138	---
Other	99	124
Total current liabilities	4,897	5,213

LONG-TERM LIABILITIES
Senior secured convertible notes payable, net – related party	15,500	15,500
Secured notes payable, net – related party (ArtSelect Sellers)	2,555	2,499
Loan payable from sale-leaseback of building, less current portion	7,347	7,403
Other	67	112
Total liabilities	$30,366	$30,727

a21, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)

	December 31,	December 31,
	2007	2006
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	$1,071	$2,254

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Common stock; $.001 par value; 200,000,000 shares authorized; 90,740,851 and 87,191,575 shares issued and 87,061,076 and 83,511,800 shares outstanding at December 31, 2007 and 2006, respectively	91	87
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	26,121	24,341
Accumulated deficit	(27,961)	(23,286)
Accumulated other comprehensive income	433	491
Total stockholders' (capital deficit) equity	(1,316)	1,633

Total liabilities and stockholders' (capital deficit) equity	$30,121	$34,614

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)

	For the Years Ended
	December 31,
	2007	2006
REVENUE
Licensing revenue	$11,907	$11,976
Product revenue	11,399	7,657
TOTAL REVENUE	23,306	19,633

COSTS AND EXPENSES
Cost of licensing revenue (excludes related amortization of $1.1 million and $1.6 million for years ended December 31, 2007 and 2006)	$3,768	$3,835
Cost of product revenue (excludes related amortization of $176 and $512 for years ended December 31, 2007 and 2006)	5,730	3,596
Selling, general and administrative	13,879	15,040
Restructure costs, including severance	426	---
Depreciation and amortization	2,508	2,984
Impairment of intangible assets	---	1,658
TOTAL OPERATING EXPENSES	$26,311	$27,113

OPERATING LOSS	(3,005)	(7,480)

Interest expense	(1,783)	(1,691)
Warrant income expense	(1)	(47)
Other income, net	211	265
NET LOSS BEFORE INCOME TAX EXPENSE	(4,578)	(8,953)

Income tax expense	(97)	(148)
NET LOSS	(4,675)	(9,101)

Disproportionate deemed dividends	---	(157)
Deemed dividend on convertible preferred stock	---	(336)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(4,675)	$(9,594)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.05)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	86,953,066	78,740,959
The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
(in thousands)
	PREFERRED STOCK			COMMON STOCK		TREASURY STOCK
	NUMBER OF			NUMBER OF		NUMBER OF			ADDITIONAL PAID-IN	DEFERRED		ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	AMOUNT		SHARES	AMOUNT	SHARES	AMOUNT		CAPITAL	COMPENSATION		DEFICIT	INCOME	TOTAL

Balance at December 31, 2005	14	$	---	74,115	$74	(3,680)	$	---	$17,583		$(115)	$(14,185)	$64	$3,421
Stock options exercised	---		---	709	1	---		---	110		---	---	---	111
Stock warrants exercised	---		---	4,000	4	---		---	1,196		---	---	---	1,200
Issuance of common stock upon the conversion of preferred stock issued as part of the purchase price of Ingram Publishing Limited	(14)		---	2,523	3	---		---	(3)		---	---	---	---
Share-based compensation	---		---	---	---	---		---	1,302		---	---	---	1,302
Stock issuance for brokers’ cost in connection with issuance of Senior Secured Convertible Debt	---		---	107	---	---		---	62		---	---	---	62
Warrants issued in connection with ArtSelect acquisition	---		---	---	---	---		---	375		---	---	---	375
Issuance of common stock upon the conversion of SuperStock Seller Preferred stock	---		---	975	1	---		---	546		---	---	---	547
Reversal of deferred compensation	---		---	(777)	(1)	---		---	(115)		115	---	---	(1)
Cancellation of restricted stock due to executive separation	---		---	(62)	---	---		---	---		---	---	---	---
Issuance of common stock upon the settlement of claims	---		---	450	---	---		---	139		---	---	---	139
Issuance of common stock upon the conversion of preferred stock issued as part of the ArtSelect acquisition	---		---	4,200	4	---		---	3,146			---	---	3,150
Vesting of restricted stock compensation	---		---	952	1	---		---	---		---	---	---	1
Net loss	---		---	---	---	---		---	---		---	(9,101)	---	(9,101)
Foreign currency translation adjustment	---		---	---	---	---		---	---		---	---	427	427
Comprehensive loss	---		---	---	---	---		---	---		---	---	---	$(8,674)
Balance at December 31, 2006	---	$	---	87,192	$87	(3,680)	$	---	$24,341	$	---	$(23,286)	$491	$1,633
Stock options exercised	---		---	97	---	---		---	29		---	---	---	29
Stock warrants exercised	---		---	68	---	---		---	19		---	---	---	19
Share-based compensation	---		---	---	---	---		---	554		---	---	---	554
Issuance of common stock upon the conversion of SuperStock Seller Preferred stock	---		---	2,112	2	---		---	1,180		---	---	---	1,182
Vesting of restricted stock compensation	---		---	1,272	2	---		---	(2)		---	---	---	---
Net loss	---		---	---	---	---		---	---		---	(4,675)	---	(4,675)
Foreign currency translation adjustment	---		---	---	---	---		---	---		---	---	(58)	(58)
Comprehensive loss	---		---	---	---	---		---	---		---	---	---	(4,733)
Balance at December 31, 2007	---		---	90,741	$91	(3,680)	$	---	$26,121	$	---	$(27,961)	$433	$(1,316)

The accompanying notes are an integral part of these Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

FOR THE YEARS ENDED DECEMBER 31,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,675)	$(9,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,508	2,984
Impairment of intangible assets	---	1,658
Share-based compensation	554	1,302
Other	137	562

Changes in assets and liabilities:
Accounts receivable	(235)	(449)
Prepaid expenses and other current assets	163	(272)
Inventory	(30)	(54)
Accounts payable and accrued expenses	(332)	1,086
Deferred revenue	147	92
Other	(35)	(607)
NET CASH USED IN OPERATING ACTIVITIES	(1,798)	(2,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ArtSelect, net of cash acquired of $231	---	(4,521)
Investment in property, plant and equipment	(145)	(248)
Investment in technology	(765)	(281)
SuperStock acquisition earn-out	(285)	(206)
Investment in photo collection	(349)	(333)
Restricted cash for lease deposit	---	(750)
Other	(8)	(32)
NET CASH USED IN INVESTING ACTIVITIES	$(1,552)	$(6,371)

a21, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ in thousands)

FOR THE YEARS ENDED DECEMBER 31,	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured convertible notes payable – related party, net		---	15,285
Payment of senior secured notes payable – related party		---	(2,250)
Payment of unsecured notes payable		---	(1,050)
Net proceeds from the exercise of stock options		29	111
Net proceeds from the exercise of stock warrants		19	1,200
Payment of SuperStock seller promissory note payable		(33)	(33)
Other		11	126
NET CASH PROVIDED BY FINANCING ACTIVITIES		26	13,389

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS		(41)	42
NET (DECREASE) INCREASE IN CASH		(3,365)	4,261
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		5,455	1,194

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$2,090	$5,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid		$96	$178
Interest paid		1,616	1,359

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of convertible preferred stock as part of ArtSelect acquisition	$	---	$3,150
Issuance of senior secured note payable as part of ArtSelect acquisition		---	2,499
Issuance of warrants as part of ArtSelect acquisition		---	375
Conversion of SuperStock Seller Preferred stock into common stock (see Note H)		1,182	547
Issuance of common stock for financing costs		---	62
Issuance of senior convertible debt in exchange for cancellation of warrants		---	215
Cashless exercise of warrants for common stock		19	---
Accrued purchase price payable		180	234
Deemed dividend on convertible preferred stock		---	336

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of presentation/Going concern:

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have sustained significant recurring losses and an accumulated deficit of $28.0 million that raise substantial doubt about our ability to continue as a going concern, and may need to raise cash from equity or debt financings to fund our operations.  However, there can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us, if needed.  If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern.  In an effort to improve our operational efficiency, on September 12, 2007, we consolidated the support positions at ArtSelect from Fairfield, Iowa, into the Company’s Jacksonville, Florida headquarters.  In addition, SuperStock, Inc. was reorganized to support the Company’s growth initiatives.  The restructure resulted in a net reduction of 18 positions (see Note N[4]).  Finally, on January 31, 2008, we entered into a waiver agreement with the holders of a majority of the outstanding principal amount of the Secured Convertible Notes, to waive quarterly cash interest payments until March 31, 2008 (see Note O).  No assurances can be given that these changes will result in the expected improvements.  At December 31, 2007, we have cash of $2.1 million and working capital of $1.5 million.

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

[2] Principles of consolidation:

The consolidated financial statements include all of our accounts including our primary operating subsidiaries, SuperStock and ArtSelect (acquired May 2006).  The minority interest in the consolidated balance sheets at December 31, 2007 and 2006, represents the interest of the holders of preferred shares of SuperStock (“SuperStock Seller Preferred”), which are exchangeable into a21 common shares.  All significant inter-company balances and transactions have been eliminated.

[3] Revenue recognition:

Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered.

Licensing fee revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at our share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and we record the remaining license fee as revenue. Persuasive evidence of an arrangement exists and the price is fixed or determinable at the time the customer agrees to the terms and conditions of the license agreement. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we are able to determine that the likelihood of collection is reasonably assured prior to recognizing revenue. These first three general revenue recognition criteria have been met at or prior to the time of delivery of the imagery, regardless of the format or delivery medium. Delivery occurs upon making digital images available for download by the customer, or upon shipment of CD, analog film and transparencies.  We also sell subscriptions of certain images for terms ranging from one to twelve months. Subscription revenue is recognized over the respective term of the subscription agreement and, accordingly, $389,000 and $242,000 is recorded as deferred revenue as of December 31, 2007 and 2006.

Revenue from product sales is recognized when the product is shipped and title is transferred to the customer. Revenue from sales via ArtSelect’s website and/or related sub-domains is recognized on a gross basis. Revenue from sales through customers’ distribution channels is recognized net of related costs. We base our estimates for sales returns on historical experience.

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

[5] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. The recoverability of the carrying values of goodwill and long-lived assets, including goodwill and identifiable intangible assets represent sensitive estimates subject to change.

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

[7] Cash, cash equivalents and restricted cash:

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006, we had no investments with maturities greater than three months. We are required to maintain a security deposit in accordance with our lease agreement for the SuperStock facility. This consists of restricted cash funded by us to secure a letter of credit in the amount of $750,000 at December 31, 2007 and 2006.

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

[10] Deferred Rent Receivable

During 2004, we entered into an agreement to sublease a significant portion of our headquarters and SuperStock facility for a term of six years with an option to renew for an additional two-year term. Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, we recognize total contractual minimum lease payments, including scheduled rent increases, as rental income evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due are reported as a long-term receivable. We monitor this asset for collection risk and will establish reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from our expectations.

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

[15] Goodwill and intangible assets:

We test goodwill for impairment at least annually, or more often if deemed necessary based on certain circumstances.  Our goodwill impairment test is a two-step process:  Step 1 – test for potential impairment by comparing the fair value of each reporting unit with its carrying amount; if the fair value of the reporting unit is greater than its carrying amount (including recorded goodwill), then no impairment exists and Step 2 is not performed; Step 2 – if the carrying amount of the reporting unit (including recorded goodwill) is greater than its fair value, then the amount of the impairment, if any, is measured and recorded as needed.  The Company’s impairment test performed on October 1, 2007, concluded that no impairment of goodwill exists.  As circumstances change, it is reasonably possible that future goodwill impairment tests could results in a loss from impairment to goodwill, which would be included in the determination of net income or loss.

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

[16] Long-lived assets:

We evaluate our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its undiscounted cash flows.  A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our consideration of SFAS 144 involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws and our future financial performance. No impairment charges have been recognized during 2007.

[17] Other assets, net:

	12/31/2007	12/31/2006
Photo collection, net	$1,231	$1,520
Photographer contracts, net	511	718
Long-term receivable	435	549
Other	254	384
Total:	$2,431	$3,171

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

 [19] Net loss attributed to common stockholders per share:

We calculate net loss attributed to common stockholders per share in accordance with the provisions of SFAS No. 128, "Earnings per Share”. SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the consolidated statements of operations. Basic income (loss) per share is computed by dividing the net loss attributed to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, warrants or unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock.

For 2007 and 2006, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 12,618,813 and 16,231,955 outstanding stock options and warrants as of December 31, 2007 and 2006, respectively, or the vesting of 929,513 and 1,594,658 shares of restricted stock as of December 31, 2007 and 2006, respectively, would have been anti-dilutive.

For 2007 and 2006, 1,913,253 and 4,025,139 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred, respectively, have also been excluded from the weighted average shares outstanding due to their anti-dilutive effect.

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

The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, expected life and expected dividends. SFAS 123(R) requires the cash flows resulting from the tax benefits that are derived from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  For awards with graded vesting, we recognize share-based compensation cost using the straight-line method over the requisite service period for each tranche of shares granted.  During the years ended December 31, 2007 and 2006, there were 230,000 and 6,658,060 options to purchase the Company’s common stock granted.  The weighted average grant date fair value of these option grants was $0.05 per share and $0.28 per share for 2007 and 2006, respectively.  The following assumptions were used to compute the fair value of stock options granted during 2007 and 2006, respectively:  no annual dividends, expected volatility of 130% and 117%, risk-free interest rates of 2.94% and 4.00%, and expected lives ranging from 1 to 4 years.

Expected volatility is based primarily on historical volatility.  Historical volatility was computed using daily pricing observations for the most recent three years.  We believe this method produces an estimate that is representative of our expectations of the future volatility over the expected term of these options.  We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility.  The weighted-average expected life is based on share option exercises, pre and post-vesting terminations and share option term expiration.  The risk-free interest rate is based on the U.S. Treasury security rate estimated for the expected life of the options at the date of grant.

During May and June 2006, we modified and accelerated the vesting for 200,000 options held by certain former executives as part of their separation agreements with the Company.  The fair value of the modifications of $68,000 was recognized as incremental compensation expense during 2006.

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

The following summarizes our stock option activity for the year ended December 31, 2007:

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2006	8,974,322	$0.36

Granted	230,000	$0.09
Exercised	(130,000)	$0.21
Forfeited	(3,107,309)	$0.37
Balance, December 31, 2007	5,967,013	$0.35

Exercisable, December 31, 2006	7,291,844	$0.35

Exercisable, December 31, 2007	5,228,677	$0.35

The 130,000 options exercised during the year ended December 31, 2007, included certain shares exercised on a cashless basis, resulting in the issuance of 96,838 common shares.  The aggregate intrinsic value for options exercised during 2007 was approximately $8,000.

The following table summarizes information about stock options outstanding at December 31, 2007:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable

$0.09	230,000	3 months	-
$0.28	1,000,000	46 months	679,164
$0.30	3,447,013	14 months	3,447,013
$0.34	165,000	36 months	165,000
$0.46	425,000	43 months	425,000
$0.65	525,000	44 months	425,000
$0.83	175,000	41 months	87,500
	5,967,013	23 months	5,228,677

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007, was $0. This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007.

The following is a summary of the status of and changes to the Company’s non-vested restricted shares as of and for the twelve months ended December 31, 2007:

	Non-vested Shares	Weighted Average Grant-Date Fair Value

Balance, December 31, 2006	1,594,658	$0.27

Granted	666,666	$0.25
Vested	(1,272,644)	$0.27
Cancelled	(59,167)	$0.28
Balance, December 31, 2007	929,513	$0.26

Share-based compensation expense of $554,000 and $1,302,000 was recognized for 2007 and 2006, respectively, for the fair value of restricted shares and options that vested during the year.  Share-based compensation expense for 2007 and 2006 included grants of fully vested shares of common stock to non-employees of $36,000 and $0, respectively.   As of December 31, 2007, there was $374,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements, including options and restricted stock grants. That cost is expected to be recognized over a weighted average period of about two years.

[23] Advertising

Advertising expenses of $647,000 and $573,000 were incurred for 2007 and 2006, respectively.  Advertising costs are expensed as incurred.

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

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer; (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) the nature and financial effects of the business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for acquisitions.  Previously any changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill, whereas, under the new standard, any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed.  Additionally, under SFAS 141(R), transaction-related expenses, which were previously capitalized as “transaction costs,” will be expensed as incurred.  Capitalized transaction costs were approximately $221,000 for the 2006 acquisition of ArtSelect.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require (i) non-controlling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained non-controlling equity investment upon the de-consolidation of a subsidiary to be initially measured at fair value.  SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited.  We are currently evaluating the effect, if any, which the adoption of SFAS 160 may have on our financial position or results of operations and cash flows.

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
$10,653

 PROFORMA EFFECT OF ACQUISITION

The results of operations of ArtSelect have been included in the consolidated financial statements of the Company since May 16, 2006. The proforma information below presents the results of operations for 2006, as if the acquisition of ArtSelect had occurred on January 1, 2006, the first day of the period presented. The  proforma information is presented for informational purposes only, has not been audited by our external auditors, and is not intended to represent or be indicative of the results of operations of the combined companies had these events occurred at the beginning of 2006, nor is it indicative of future results:

($ in thousands, except per share amounts)	Year ended December 31, 2006 (Unaudited)
Total revenue	$24,292

Net loss	(9,041)

Net loss per share, basic and diluted	$(0.11)

Proforma weighted average number of common shares outstanding, basic and diluted	78,740,959

NOTE D - INVENTORY

The major components of inventory are summarized as follows:

($ in thousands)	December 31, 2007	December 31, 2006

Framed art raw materials	$647	$650
Framed art finished goods	161	158
Other	66	36
	$874	$844

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are summarized as follows:

($ in thousands)	December 31, 2007	December 31, 2006

Land and building	$7,768	$7,768
Office equipment and furnishings	765	721
Technology equipment	589	508
Less: Accumulated depreciation	(2,290)	(1,697)
	$6,832	$7,300

During 2004, land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease (see Note K).

Depreciation expense was $611,000 and $630,000 for the year ended December 31, 2007 and 2006, respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, were as follows:

($ in thousands)
Goodwill at December 31, 2005	$2,263
SuperStock earn-out	284
Cumulative foreign currency translation of goodwill	193
ArtSelect goodwill	$5,908
Goodwill at December 31, 2006	$8,648
SuperStock earn-out	180
Other adjustments to goodwill	(65)
Cumulative foreign currency translation of goodwill	15
Goodwill at December 31, 2007	$8,778

Identifiable intangible assets, net of accumulated amortization and impairment charges at December 31, 2006 are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation		Impairment Charges		Net		Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(116)	$	---	$	---	$	---	34
SuperStock software	282	(112)		---		---		170	36-60
Ingram license agreements	2,440	(610)		192		(1,298)		724	60
Ingram non-compete agreements	790	(329)		48		(360)		149	36
Ingram customer relationships	420	(175)		26		---		271	36
Ingram distribution agreements	270	(113)		17		---		174	36
Ingram trademark	220	(138)		9		---		91	24
ArtSelect trade name	80	---		---		---		80	N/A
ArtSelect software	1,086	(164)		---		---		922	48
ArtSelect customer relationships	2,800	(149)		---		---		2,651	216
Intangible assets	$8,504	$(1,906)		$292		$(1,658)		$5,232

Identifiable intangible assets, net of amortization at December 31, 2007, are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation		Net		Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(116)	$	---	$	---	31
SuperStock software	736	(142)		---		594	36 – 60
Ingram license agreements	1,142	(751)		196		587	60
Ingram non-compete agreements	430	(386)		21		65	36
Ingram customer relationships	420	(315)		53		158	36
Ingram distribution agreements	270	(203)		34		101	36
Ingram trademark	220	(220)		---		---	24
ArtSelect trade name	80	---		---		80	N/A
ArtSelect software	1,328	(467)		---		861	48
ArtSelect customer relationships	2,800	(325)		---		2,475	210
Intangible assets	$7,542	$(2,925)		$304		$4,921

Amortization expense during the years ended December 31, 2007 and 2006 was $1.1 million and $1.5 million, respectively.  Approximate remaining annual amortization expense is as follows for each of the following years:  2008: $880,000, 2009: $636,000, 2010: $427,000, 2011: $203,000 and 2012: $198,000.

Changes in intangible assets during the years ended December 31, 2007 and 2006, were as follows:

($ in thousands)
Intangible assets, net at December 31, 2005	$3,981
Cumulative foreign currency translation	340
SuperStock software additions, net	135
ArtSelect trade name	80
ArtSelect software	1,086
ArtSelect customer relationships	2,800
Amortization expense	(1,532)
Impairment charges	(1,658)
Intangible assets, net at December 31, 2006	$5,232
Cumulative foreign currency translation	12
SuperStock software additions, net	454
ArtSelect software additions, net	242
Amortization expense	(1,019)
Intangible assets, net at December 31, 2007	$4,921

During our 2006 annual impairment assessment, we evaluated and tested the carrying value of certain identifiable intangible assets with definite lives that resulted from our acquisition of Ingram.  Utilizing a cash flow methodology, the results of that testing led to the conclusion that certain of these assets were impaired due to decreased actual and forecasted revenues for the Ingram component of our SuperStock Limited subsidiary, and reported an impairment charge of $1.7 million for 2006, consisting of $1.3 million and $360,000 for the Ingram license agreements and Ingram non-compete agreements, respectively.

NOTE G – PHOTO COLLECTION AND CONTRACTS WITH PHOTOGRAPHERS

The gross book value of our photo collection as of December 31, 2007 and 2006, was $3.3 million and $2.9 million, respectively. The book value of the photo collection, net of accumulated amortization was $1.2 million and $1.5 million at December 31, 2007 and 2006, respectively. Amortization expense was $635,000 and $528,000 for 2007 and 2006, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2008: $269,000, 2009: $189,000, 2010: $153,000, 2011: $49,000, and 2012: 18,000.

The gross book value of contracts with photographers as of December 31, 2007 and 2006, was $1.3 million, respectively. The book value of contracts with photographers, net of accumulated amortization was $511,000 and $718,000 as of December 31, 2007 and 2006, respectively. Amortization expense was $207,000 and $210,000 for 2007 and 2006, respectively. Approximate remaining annual amortization expense is as follows for each of the following years: 2008: $169,000, 2009: $124,000, 2010: $61,000, 2011: $50,000, and 2012: $50,000.

NOTE H - MINORITY INTEREST

Minority interest represents 637,751 shares of SuperStock Seller Preferred held by the former owners of SuperStock at December 31, 2007, which is exchangeable for 1,913,253 shares of a21’s common stock. The SuperStock Seller Preferred has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except a liquidation preference. In liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $1.6 million or 7% of the total liquidation distributions after creditors. The minority interest is valued as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

During 2007 and 2006, respectively, we issued 2,111,886 and 975,012 shares of a21 common stock upon the conversion of 703,962 and 325,004 shares of SuperStock Seller Preferred with adjustments to equity of $1,182,000 and $547,000, respectively, representing the allocable, original fair value of the SuperStock Seller Preferred as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

NOTE I - OPERATING SEGMENTS

Effective with the ArtSelect acquisition during May 2006, we operate in the following segments: Corporate, SuperStock, and ArtSelect. No customer represented 10% or more of our total revenue in the periods presented.

93% and 91% of our total revenues for all segments were based domestically in the U.S. for the years ended December 31, 2007 and 2006, respectively.  90% and 89% of our long-lived assets were based domestically in the U.S. as of December 31, 2007 and 2006, respectively.

The following table presents information about our segment activity as of December 31, 2007 and 2006, and for the years then ended:

($ in thousands)
Year ended December 31, 2007	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$11,907	$11,399	$23,306

Segment operating loss		(1,963)	(782)	(260)	(3,005)

Segment total assets		280	17,989	11,852	30,121

Segment long-lived assets		---	12,768	9,505	22,273

Year ended December 31, 2006	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$11,976	$7,657	$19,633

Segment operating (loss) income		(3,995)	(3,796)	311	(7,480)

Segment total assets		394	22,181	12,039	34,614

Segment long-lived assets		---	13,619	9,799	23,418

The SuperStock segment information reflects the operation of foreign subsidiaries.

NOTE J – DEBT FINANCINGS

The following table summarizes the future maturities of long-term debt obligations at December 31, 2007 (in thousands):

	Total	2008	2009		2010	2011
Senior Secured Convertible Notes	$15,500	---	$	---	---	$15,500
Secured Notes (ArtSelect)	2,555	---		2,555	---	---
Total:	$18,055	---		$2,555	---	$15,500

$15.5 Million Senior Secured Convertible Notes

During April 2006, we entered into a securities purchase agreement (“Purchase Agreement”) with certain purchasers and Queequeg Partners, LP, as agent (“Agent”), whereby we issued $15.5 million of 5% Senior Secured Convertible Notes (“Senior Convertible Notes”) in consideration for which we received net proceeds of $11.7 million in cash after the repayment of certain outstanding debt of $3.3 million, the exchange of Notes totaling $215,000 to retire warrants to purchase 637,500 shares of a21’s common stock, the repayment of total interest due of $216,000, and the payment of a finder’s fee of $100,000. Queequeg Partners L.P. and Queequeg, Ltd. (each of which are affiliated with Ahab Capital Management, Inc., which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006) (collectively “Ahab”), and StarVest Partners, LP (“StarVest”), which was a 10% beneficial owner of a21’s common stock prior to April 27, 2006, purchased a portion of the Notes sold in this transaction. As part of this transaction, we released $690,000 of certificate of deposits (“CDs”), which had been pledged by Ahab to secure the letter of credit issued by SuperStock in connection with its capital lease for our facility in Jacksonville, Florida, and replaced the deposit with new CDs from the net proceeds of the financing.

See Note O – Subsequent Events.

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

The Senior Convertible Notes include customary events of default, including the failure to pay any principal or interest when due, the breach of any covenant or term or condition of the Senior Convertible Notes, the breach of any representation or warranty in the Purchase Agreement, Senior Convertible Notes or other documents executed in connection with the transactions contemplated thereby, defaults in the performance of any other indebtedness of greater than $500,000, the insolvency or bankruptcy of the company, and the SEC issuing a stop trade order or suspension of trading relating to a21’s common stock.  Upon the occurrence of an event of default, each Note will become due and payable, either upon notice from the agent for the holders of Senior Convertible Notes at the direction of the holders of a majority of the outstanding principal amount of the Senior Convertible Notes or automatically, depending on the particular event of default.

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

Secured Notes – Related Party (ArtSelect Sellers)

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received $2.4 million in secured notes. The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes was accrued and added to the principal of the notes. Since the first year, interest has been payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Convertible Notes described above). The notes, including accrued interest, are recorded in our consolidated balance sheets at $2.6 million and $2.5 million at December 31, 2007 and 2006, respectively, and are included in the caption “Secured notes payable, net- related party (ArtSelect Sellers)”.

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

The following table summarizes our annual maturities under the loan payable on the building at December 31, 2007:

($ in thousands)
2008	55
2009	80
2010	110
2011	144
2012	182
Thereafter	6,831
7,402
Less: Current Portion	(55)
Long Term Portion	$7,347

The current portion of the loan payable is included in other current liabilities.

The following table summarizes our related annual lease payments on building:

($ in thousands)
2008	804
2009	822
2010	843
2011	864
2012	885
Thereafter	11,913
Total payments	16,131
Less interest	(8,729)
Net	$7,402

NOTE L - INCOME TAXES

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company adopted the provisions of FIN 48 effective January 1, 2007.  The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense, if applicable.  As of the date of adoption and through December 31, 2007, the Company did not have any unrecognized tax benefits recorded as a provision for the uncertainty of certain tax positions. As such, no estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in the consolidated financial statements.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Without exception, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  Income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.  The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.  The Company currently does not have any income tax returns under review.

The components of income tax expense were as follows:

($ in thousands)	Year Ended December 31,
	2007	2006
Current tax:
U.S. Federal and State	$2	$29
Foreign	93	119
Total current tax	95	148

Deferred tax:
U.S. Federal and State	2	---
Foreign	---	---
Total deferred tax	2	---

Income tax expense	$97	$148

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2007 and 2006 is as follows:

($ in thousands)	Years Ended December 31,
	2007	2006
Income tax benefit at federal statutory rate	$(1,557)	$(3,044)
State income tax benefit, net of effect on federal taxes	(160)	(235)
Permanent differences and other	(21)	(636)
Increase in valuation allowance	1,835	4,063
Income tax expense	$97	$148

The Company’s deferred tax assets and liabilities relate to the following temporary differences between financial accounting and tax bases at December 31, 2007 and 2006:

($ in thousands)	Years ended December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry-forwards	$8,184	$7,141
Foreign tax credits/AMT	579	590
Accounts receivable	83	62
Deferred compensation	563	466
Capital lease	446	318
Accrued bonus	16	16
Accrued vacation	3	9
Other timing differences	19	11
Total deferred tax assets	9,893	8,613

Deferred tax liabilities:
Capital lease (straight-line rent)	(199)	(200)
Depreciation on photo collection and other	(207)	(363)
Photographer contracts	(183)	(261)
Customer relationships and other	(1,367)	(1,687)
Trade-name	(30)	(30)
Total deferred tax liabilities	(1,986)	(2,541)

Net deferred tax asset	7,907	6,072
Less: valuation allowance	(7,938)	(6,102)
Net deferred tax liability	$(31)	$(30)

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.  The increase in the valuation allowance was $1.8 million and $4.1 million for 2007 and 2006, respectively.

At December 31, 2007, the Company had U.S. net operating loss and foreign tax credit carry-forwards for income tax purposes of $21.8 million, and $579,000, respectively. The net operating loss and foreign tax credit carry-forwards expire in varying amounts through 2025.  The Company’s ability to benefit from these carry-forwards is limited under certain provisions of the Internal Revenue Code. At December 31,

2007, the Company had foreign net operating loss carry-forwards for income tax purposes of $1.2 million that have no expiration date.

NOTE M –STOCKHOLDERS’ EQUITY

[1] Common and Preferred stock:

We are authorized to issue 200,000,000 shares of a21 common stock.

We are authorized to issue 100,000 shares of $.001 par value preferred stock having rights, preferences, and privileges which may be determined by our Board of Directors.

During May 2007, we issued 100,000 shares of fully vested common stock, valued at $30,000, to a non-employee consultant as partial payment for services provided to the Company.

During April 2007, we issued 66,666 shares of our restricted common stock, valued at $20,000, as partial compensation to a new Board Director for his service on the Board of Directors, which will vest on the one year anniversary of his election to the Board, which is March 22, 2008.

During March 2007, we issued a total of 125,000 shares of our restricted common stock, valued at $32,500, as compensation incentives to three new managers, which will vest in equal shares on the six-month anniversary of their respective hire date over a period of three years.  In addition, we issued 25,000 shares of fully vested common stock, valued at $6,000, to a non-employee consultant as partial payment for services provided to the Company.

During January  2007, we issued 2,111,886 shares of a21 common stock upon the conversion of 703,962 shares of SuperStock Seller Preferred with a respective adjustment to equity of $1,182,000 representing the allocable, original fair value of the SuperStock Seller Preferred as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

During January  2007, we issued 350,000 shares of our restricted common stock, valued at $81,000, as part of an employment agreement with our Executive Vice President, Sales and Marketing, of which 43,750 shares will vest on the six month anniversary of his employment agreement and the remainder will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary of the date of the agreement. All unvested shares of restricted stock will immediately vest upon a change in control of a21.

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

During October 2006, we issued 219,000 shares of our restricted common stock, valued at $61,000, and vested immediately, to our directors for past performance of services. Additionally, each non-employee member of the Board of Directors received 72,727 restricted shares of our common stock in accordance with the adoption of a compensation plan for its non-employee directors for the annual Board term through September 2007.

During October 2006, we issued 1,000,000 shares of our restricted common stock to two of our officers pursuant to the terms of their employment agreements. Also during October 2006, the Company issued 275,000 shares of our restricted common stock, valued at $74,000, to our Chief Financial Officer; 45,833 restricted shares will vest on the six month anniversary date of the grant date and the remainder of the restricted stock will vest in thirty equal monthly installments on the first day of each month thereafter.

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

In partial consideration for the acquisition of the outstanding stock of Ingram during 2005, the stockholders of Ingram also received 14,480 shares of a21’s preferred stock. On March 14, 2006, we issued 2,522,648 shares of a21 common stock upon the conversion of the preferred stock by the holders thereof. The preferred shares were converted into a21 common stock at a price per share of the a21 common stock of $0.574, the average of the closing price of the a21’s common stock for the 20 trading day period ending on March 13, 2006. At December 31, 2007 and 2006, there were no shares of preferred stock issued and outstanding, respectively.

On March 6, 2006, we received $1.2 million in connection with the exercise of warrants to purchase 4,000,000 shares of a21’s common stock held by one of a21’s significant stockholders. The stockholder previously acquired the warrants from another of our significant stockholders, through a prior transaction. In connection with the exercise of the warrants, we set the exercise price of the warrants to $0.30 per unregistered share, which was approximately 10% less than what the exercise price would have been pursuant to the original terms of the warrants, but higher than the minimum $0.25 per unregistered share as stated in the warrant modification agreement. This accommodation was granted by us in order to facilitate the transaction. As a result of the re-pricing of the warrants, we recorded a deemed dividend of $157,000, increasing the net loss attributed to common stockholders (see Note M[2]).

[2] Stock options, warrants and restricted stock:

Stock options and warrants have been granted to officers, directors and employees pursuant to employment agreements and other grants at the discretion of the Board of Directors. Warrants have been granted through other financing and investment agreements with certain of our investors.

Our 2005 Stock Incentive Plan (the “2005 Plan”) provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock, and unrestricted stock of up to an aggregate of 6,000,000 shares of a21 common stock to officers, employees, and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2005 Plan. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Stock options issued under the 2005 Plan typically have a five-year term and vest pro-rata over that term except when otherwise adapted to specific terms per executive management agreements and their respective terms. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of December 31, 2007, there were 901,063 options available for grant under the 2005 Plan.

Our 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), provides for the grant of  warrants, options, restricted or unrestricted common stock, and other awards of up to an aggregate of 3,000,000 shares of a21 common stock  to our employees, consultants and directors and our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2002 Plan. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan typically expire after a ten-year period except when otherwise adapted to specific terms per executive employment agreements and their respective terms, and are subject to acceleration upon the occurrence of certain events. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of December 31, 2007, there were 2,841,500 options available for grant under the 2002 Plan.

Certain options and warrants to be granted under the 2005 Plan and the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the plans will be nonqualified options that are not intended to qualify as ISOs.

During October 2007, we granted 230,000 options to purchase a21 common stock as retention incentives for four ArtSelect managers in conjunction with the restructuring of the Company initiated during the third quarter of 2007.  These options will vest upon the earlier of the end of their retention period or December 31, 2008 (see Note B[22]).

The following table summarizes the Company’s stock warrant activity:

	Shares	Weighted Average Exercise Price
Balance, December 31, 2005	11,480,967	$0.47

Granted	750,000	$1.00
Exercised	(4,000,000)	$0.30
Forfeited/Cancelled	(973,334)	$0.66

Balance, December 31, 2006	7,257,633	$0.59

Granted	---	---
Exercised	(200,000)	$0.19
Forfeited/Cancelled	(405,833)	$0.97

Balance, December 31, 2007	6,651,800	$0.58

Exercisable, December 31, 2006	7,257,633	$0.59

Exercisable, December 31, 2007	6,651,800	$0.58

 As a result of the re-pricing of the warrants to purchase 21,114,000 shares of the Company's common stock, which included the exercise of warrants to purchase 17,114,000 shares of common stock during 2005, and the exercise of the remaining warrants to purchase 4,000,000 shares of the Company’s common stock during 2006, the Company recorded a deemed dividend during 2006 of approximately $157,000, increasing the net loss available to common stockholders.

The fair value of each warrant grant on the date of grant is estimated using a Black-Scholes option-pricing model reflecting the following weighted average assumptions for the year ended December 31, 2006: no annual dividends; expected volatility of 129%; risk free interest rate of 4.9%, and expected life of four years (contractual term for warrants). No warrants were granted during 2007.  The weighted average fair value of warrants granted during 2006 was $0.50.

The following table summarizes information about warrants at December 31, 2007:
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$0.20	968,000	16 months	968,000
$0.225	1,798,000	22 months	1,798,000
$0.25	29,000	1 month	29,000
$0.30	122,000	3 months	122,000
$0.377	225,000	35 months	225,000
$0.40	50,000	7 months	50,000
$0.45	981,000	17 months	981,000
$0.56	160,000	17 months	160,000
$0.90	734,400	17 months	734,400
$1.00	750,000	37 months	750,000
$1.35	734,400	17 months	734,400
$1.50	50,000	1 month	50,000
$1.75	50,000	4 months	50,000
	6,651,800	36 months	6,651,800

The aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2007, was $0.  This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2007, and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on December 31, 2007.

NOTE N - COMMITMENTS AND OTHER MATTERS

[1] Lease commitments

As described in Notes E and J above, we have capitalized our facility under the terms of a sale and leaseback transaction. In September 2004, we entered into an agreement to sublease a significant portion of our facility for a term of six years with an option to renew for an additional two-year term. The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease. The total lease payments in accordance with the terms of the agreement are $3.5 million. Sublease payments of $680,000 and $550,000 were received for 2007 and 2006, respectively.  Sublease payments are scheduled as follows for each of the following years:  2008: $701,000, 2009: $722,000, and 2010: $616,000, which is when the current lease terminates. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as deferred rent receivable, which was $435,000 and $549,000 as of December 31, 2007 and 2006, respectively.

In connection with our operating lease agreement for SuperStock Limited in the UK, we sublet the entire facility to a third party as of June 2002, until the expiration of the lease in 2014. In accordance with the lease agreement, our UK subsidiary would be liable for approximately $90,000 per year under the covenants in the lease in the event the lessee who has sublet the facility is unable to perform under such terms.

Under the terms of our operating lease agreement for ArtSelect, Inc., we have leased 24,000 square feet of mixed use space for use in our framing operations.  The lease term ends in December 2009.

Total rent expense under operating leases charged to operations was approximately $253,000 and $222,000 for the years ended December 31, 2007 and 2006, respectively.  Future minimum operating lease payments as of December 31, 2007, are as follows: 2008 - $183,000, 2009 - $126,000, and $0 for the years 2010, 2011 and 2012.  See Note K for future minimum lease payments under capital leases.

[2] Lease Deposit Arrangement

A security deposit is required under the capital lease agreement for our facility in Florida. The lease deposit of $750,000 is included in restricted cash non-current assets as of December 31, 2007 and 2006.

[3] Legal:

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

[4] Restructure:

On September 12, 2007, we consolidated the support positions at ArtSelect from Fairfield, Iowa, into the Company’s Jacksonville, Florida, headquarters.  In addition, SuperStock, Inc. was reorganized to support the Company’s growth initiatives.  This restructure resulted in a net reduction of approximately 20 positions.  The affected employees received severance payments.  In addition, key employees were identified to assist with the transition and were deemed eligible to receive a retention bonus based on meeting certain service and performance-based objectives.  The restructure activity was substantially completed during the first quarter of 2008.  Based on the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company has accrued total liabilities as of December 31, 2007, of $138,000, primarily related to one-time termination benefits; all other restructure costs will be expensed in the period incurred.

Total expected restructure costs by segment are summarized below; these amounts are expected to be incurred through the period ended June 30, 2008:

	Corporate	SuperStock	ArtSelect	Totals
One-time termination benefits	$179	$20	$292	$491
Office and employee relocation costs	---	---	19	19
Professional fees	20	---	36	56
Other	14	---	20	34
Totals:	$213	$20	$367	$600

At December 31, 2007, the Company recorded an accrued liability associated with the restructuring and other related charges which are summarized in the table given below; amounts associated with these liabilities are expected to be incurred through the period ended June 30, 2008:

	Corporate	SuperStock	ArtSelect	Totals
Charges expensed to date	$158	$20	$248	$426
Less: payments to date	(124)	(20)	(144)	(288)
Accrued liability at December 31, 2007	$34	---	$104	$138

[5] Software Development Agreement:

During 2007, the Company entered into a software development agreement with an unrelated third party to pay approximately $525,000 in fees for the development of a new online stock photography e-commerce website.  As of December 31, 2007, $443,000 of such fees have been incurred and capitalized as software development in process, which is included in intangible assets, net, in the accompanying consolidated balance sheet.  Up to approximately $162,000 of remaining payments are expected to be paid during 2008.

[6] SuperStock Earn-out:

As part of the original 2004 SuperStock, Inc. purchase agreement, the sellers may also receive up to $1.5 million should SuperStock achieve certain revenue milestones during the four-year period after closing.  Total payments made to date as of December 31, 2007, were $692,000, including $285,000 and $206,000 paid in 2007 and 2006, respectively.  As of December 31, 2007, the estimated amount due for the fourth year (March 1, 2007, through February 28, 2008) calculated for the ten months ended December 31, 2007, is $180,000 and has been accrued as of December 31, 2007.

[7] Employment Agreements:

On January 8, 2007, we entered into an employment agreement our Executive Vice President, Sales and Marketing. He will receive a salary of $185,000 per year and a signing bonus of $15,000. Per the agreement, he was entitled to an annual bonus based on certain performance criteria established by the Board of Directors and a minimum bonus of $25,000 for 2007. In addition, only with respect to the fiscal year ending December 31, 2007, he will be entitled to an additional bonus equal to 2% of our net sales above a certain net sales threshold to be established by our Board of Directors.  However, based on the Company’s 2007 performance, the minimum performance bonus and the additional sales bonus was not paid during 2007.  We granted him 350,000 restricted shares of a21’s common stock, of which 43,750 shares will vest on the six month anniversary of his employment agreement and the remainder of which will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary of the date of the agreement. All unvested shares of restricted stock will immediately vest upon a change in control of a21. We will also pay up to $800 per month for his employee benefits, whether he chooses to use our benefit plans or benefit plans of his choosing. The employment agreement may be terminated by either party without cause on 30 days written notice to the other party. In addition, we may terminate the employment agreement immediately for cause, as defined in the employment agreement, and he may terminate the employment agreement for good reason, as defined in the employment agreement. If we terminate the agreement or he terminates the agreement for good reason, we are obligated to make certain payments to him, as outlined in the agreement.

The total compensation payable in the future under all existing employment agreements is as follows:  2008 - $689,000 and 2009 - $373,000.

NOTE O – SUBSEQUENT EVENTS

On January 31, 2008, we entered into a waiver agreement with the holders of a majority of the outstanding principal amount of the Secured Convertible Notes, to waive quarterly cash interest payments until March 31, 2008. Instead of paying in cash, the agreement provides that we will settle quarterly interest payments due in January and April 2008 with new notes in the aggregate principal amount equal to the interest due, having substantially the same terms as the original notes. We would resume paying quarterly interest in cash beginning with the quarterly interest due in July 2008.