Form 10-K/A
period 2007-12-31
a21, Inc.
filed 2008-04-30
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: December 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-51285
--------------------------------------
a21, INC.
(Exact name of registrant as specified in its charter)

DELAWARE                            74-2896910
-----------------------                       ------------------------
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $6,698,616, based on the closing price of the issuer’s common stock on June 30, 2007, as reported by the OTC Bulletin Board. As of April 24, 2008, 87,990,589 shares of the issuer's common stock were outstanding.

Documents incorporated by reference:  An Index to Exhibits appears at Part IV, Item 15 herein.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to provide item numbers 10 through 14 of Part III, which were previously incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.  Since the Company’s Board of Directors has not yet set the date of the Company’s annual meeting and the Company’s Proxy Statement for its Annual Meeting of Stockholders for 2008 has not yet been filed, the information required for disclosure in Part III of Form 10-K has been included on this Form 10-K/A.

TABLE OF CONTENTS
PART III
ITEM 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance	3
ITEM 11. Executive Compensation	5
ITEM 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters	11
ITEM 13. Certain Relationships and Related Transactions and Director Independence	13
ITEM 14. Principal Accountant Fees and Services	14

PART IV

ITEM 15. Exhibits, Financial Statement Schedules	15

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and positions of our executive officers and directors:

Name	Age	Position
John Z. Ferguson	42	Chief Executive Officer, Director
Thomas Costanza	42	Chief Financial Officer
Bruce D. Slywka	39	Executive Vice President, Sales and Marketing
John O. Hallberg	51	Director
Laura B. Sachar	45	Director

Each director serves until the next annual meeting of stockholders and until his respective successor is elected and qualified, or until his earlier resignation. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships between or among any of our executive officers or directors.  There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

BRUCE D. SLYWKA has been our Executive Vice President, Sales and Marketing, since January 2007. From January 2005 to January 2007 he served as Vice President, Worldwide Sales at Knowledge Adventure, a leading educational software firm. Prior to that time and since November 1999, he was the Vice President, Sales, of a $240 million division of Vivendi Universal Games. Mr. Slywka earned a BS in Business Administration from San Diego State University.

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

AUDIT COMMITTEE

The Board of Directors has established a separately designated stand-alone audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The Audit Committee is currently comprised of John O. Hallberg (Chair) and Laura B. Sachar.  Due to the resignation of C. Donald Wiggins from the Board of Directors on May 30, 2007, neither of the remaining members of the Audit Committee currently meets the definition of an audit committee financial expert.  The Company has not yet received a nomination for a new director who meets the definition of an audit committee financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16(a) of the Securities Exchange Act of 1934.  One such rule requires disclosure of filings, which under the Commission’s rules, are not deemed to be timely.  During the review of the reports filed by officers, directors and 10% holders of the Company, it was determined that all relevant transactions were reported in a timely fashion, except for a late Form 3, Initial Statement of Beneficial Ownership of Securities, filed by John O. Hallberg on April 11, 2007.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively).  The Code is incorporated by reference as Exhibit 14.1 to Form 10-K filed on March 31, 2008.  A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, 7660 Centurion Parkway, Jacksonville, Florida 32256.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to each person who served as our Principal Executive Officer during the years ended December 31, 2007 and 2006, our two other most highly compensated executive officers whose annual compensation exceeded $100,000 for 2007:

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards [1]	Option Awards [1]	All Other Compensation	Total
John Z. Ferguson Chief Executive Officer (a)	2007	$250,000	$-	$45,000	$32,456	-	$327,456
	2006	46,875	59,615	9,375	5,694	-	121,559
Thomas Costanza Chief Financial Officer (e)	2007	141,667	-	24,752	23,345	-	189,764
	2006	118,437	35,000	5,156	33,445	13,800	205,838
Bruce D. Slywka Executive Vice President (d)	2007	173,852	15,000	20,124	-	-	208,976
	2006	-	-	-	-	-	-
Philip N. Garfinkle Executive Chairman (b), (c)	2007	106,933	37,125	110,894	83,460	96,250	434,662
	2006	104,808	77,846	31,947	140,688	-	355,289

[1]	See Note B[22] of the Notes to our Consolidated Financial Statements contained in our 2007 Form 10-K filed on March 31, 2008, for the assumptions utilized in computing share-based compensation.

(a)
Compensation from Restricted Stock Awards and Stock Options Awards for the years ended December 31, 2007 and 2006, are related to the vesting of 500,000 restricted shares of our common stock and to the vesting of options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share.  Options to purchase 62,500 shares and 62,500 restricted shares vested on the six month anniversary date of the effective date of Mr. Ferguson’s employment agreement, which was October 9, 2006, and the remainder of the options and restricted stock will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary date of the employment agreement. The options expire on October 9, 2011.  For the purpose of recognizing share-based compensation, SFAS No. 123(R), Share Based Payment, requires that the vesting expense be recognized over the requisite service period, which for Mr. Ferguson is thirty-six months.  Therefore, share-based compensation has been recognized over the remainder period of thirty months.  Pursuant to his employment agreement, Mr. Ferguson received $25,000 signing bonus during the year ended 2006, with the remainder bonus payment of $20,000 being an annual bonus as described in the agreement.

(b)
Compensation from Restricted Stock Awards and Stock Option Awards for the years ended December 31, 2007 and 2006, are related to the vesting of 500,000 restricted shares of our common stock and to the vesting of options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share, which were granted pursuant to his employment agreement effective October 9, 2006.  The agreement stipulated that 214,280 of the 500,000 options to purchase shares of common stock, and 214,280 of the 500,000 restricted shares granted, would vest on the six month anniversary of the effective date of Mr. Garfinkle’s employment agreement, with the remainder of the options and restricted stock vesting in monthly installments on the first day of each month thereafter such that all of such options and restricted stock were fully vested at December 31, 2007, the termination date of the original employment agreement (see Note (c) below).  The options expire on October 9, 2011.  Compensation from Stock Option Awards for the year ended December 31, 2006, also includes vesting of options to purchase 400,000 shares of common stock granted on June 19, 2006, which vested on December on 31, 2006, and will which expire on June 19, 2011.

(c)
We no longer employ Mr. Garfinkle, nor does he serve any longer as a member of our Board of Directors.  Pursuant to the terms of a separation agreement (the “Separation Agreement”), between a21, Inc. (the “Company”) and Philip N. Garfinkle, dated August 8, 2007, Mr. Garfinkle resigned from his position as the Company’s Executive Chairman and as our director, and from any other positions he held with the Company or its subsidiaries as of the date of the Separation Agreement.  Pursuant to the Separation Agreement, he received an amount equal to seven (7) month’s salary, which was an aggregate of $96,250, paid in installments over such seven (7) month period.  He also received a bonus pursuant to the terms of his prior employment agreement in the amount of $37,125.  In addition, all of Mr. Garfinkle’s vested stock options are exercisable after the effective date of the Separation Agreement in accordance with the terms of his prior employment agreement.  After the option expiration date, all of his unexercised options shall be cancelled.  All of Mr. Garfinkle’s unvested shares of restricted common stock as of the effective date of the Separation Agreement were fully vested at December 31, 2007.

(d)
The $15,000 signing bonus was paid to Mr. Slywka pursuant to his employment agreement dated January 8, 2007.  Compensation from Restricted Stock Awards is related to the vesting of 350,000 restricted shares of our common stock granted to Mr. Slywka pursuant to his employment agreement.  Of the 350,000 restricted shares granted, 43,750 shares vested on the six month anniversary of his employment agreement, the remainder of which will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary of the date of the agreement.

(e)
We entered into an employment agreement with Thomas Costanza, our Chief Financial Officer, dated as of January 3, 2006. The agreement continues for a term of 36 months unless earlier terminated in accordance with its terms. Pursuant to the agreement, Mr. Costanza is entitled to receive an annual base salary of $114,000, subject to increases as shall be determined by the Chief Executive Officers of a21 and SuperStock. Pursuant to the agreement, Mr. Costanza was granted an option to purchase 165,000 shares of our common stock at a purchase price of $0.34 per share. The options are exercisable as to 25% of the total shares represented thereby on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007. The employment agreement also (1) provides that the stock options granted shall vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock. On July 20, 2006, and effective as of July 1, 2006, Mr. Costanza was granted an annual base salary increase to $135,000. Also on July 20, 2006, Mr. Costanza was granted options to purchase 200,000 shares of our common stock at a purchase price of $0.65 per share.  The options are exercisable as to 25% of the total shares represented thereby on each of January 20, 2007, July 20, 2007, January 20, 2008, and July 20, 2008.  On October 26, 2006, Mr. Costanza was granted 275,000 restricted shares of our common stock. 45,833 restricted shares will vest on the six month anniversary date of the grant date and the remainder of the restricted stock will vest in thirty equal monthly installments on the first day of each month thereafter.  Effective October 16, 2007, Mr. Costanza was granted an annual base salary increase to $175,000.  For 2006, Other Compensation of $13,800 represents relocation costs paid by the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on stock option awards and stock awards made to the named executives and outstanding at December 31, 2007:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Excercisable	Number of Securities Underlying Unexercised Options (#) Unexcercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
John Z. Ferguson (a)	179,167	320,833	-	$0.275	October 2011	320,833	$9,600
Thomas Costanza (c)	100,000	100,000	-	-	-	168,055	5,000
Thomas Costanza (c)	165,000	-	-	0.65	July 2011	-	-
Bruce D. Slywka	-	-	-	-	-	269,792	$8,100
Philip N. Garfinkle (b)	500,000	-	-	0.275	October 2011	-	-
Philip N. Garfinkle (b)	400,000	-	-	0.46	June 2011	-	-
Philip N. Garfinkle (b)	140,000	-	-	$0.30	April 2010	-	-

(a)
Pursuant to Mr. Ferguson’s employment agreement dated October 9, 2006, he was granted options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share and 500,000 restricted shares of our common stock. Options to purchase 62,500 shares and 62,500 restricted shares vested on the six month anniversary date of the effective date of Mr. Ferguson’s employment agreement and the remainder of the options and restricted stock will vest in thirty equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the thirty-six month anniversary date of the employment agreement.

(b)
Pursuant to Mr. Garfinkle’s employment agreement dated October 9, 2006, he was granted options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share and 500,000 restricted shares of our common stock.  Options to purchase 214,280 shares and 214,280 restricted shares vested on the six month anniversary of the effective date of Mr. Garfinkle’s employment agreement and the remainder of the options and restricted stock will vest in monthly installments on the first day of each month thereafter such that all of such options and restricted stock were fully vested at December 31, 2007, the termination date of the employment agreement.

As noted in Item 11.-Executive Compensation, we no longer employ Mr. Garfinkle.  Pursuant to the separation agreement (the “Separation Agreement”) effective August 8, 2007, between the Company and Philip N. Garfinkle, all of Mr. Garfinkle’s vested stock options may be exercised after the effective date of the Separation Agreement in accordance with the terms of his prior employment agreement.  After the option expiration date, all of his unexercised options shall be cancelled.  All of Mr. Garfinkle’s unvested shares of restricted common stock as of the effective date of the Separation Agreement were vested at December 31, 2007.

(c)
Pursuant to his employment agreement, Mr. Costanza was granted an option to purchase 165,000 shares of our common stock at a purchase price of $0.34 per share. The options are exercisable as to 25% of the total shares represented thereby on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007. The employment agreement also (1) provides that the stock options granted shall vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock.  On July 20, 2006, Mr. Costanza was granted options to purchase 200,000 shares of our common stock at a purchase price of $0.65 per share.  The options are exercisable as to 25% of the total shares represented thereby on each of January 20, 2007, July 20, 2007, January 20, 2008, and July 20, 2008.  On October 26, 2006, Mr. Costanza was granted 275,000 restricted shares of our common stock. 45,833 restricted shares will vest on the six month anniversary date of the grant date and the remainder of the restricted stock will vest in thirty equal monthly installments on the first day of each month thereafter.

DIRECTOR COMPENSATION

The following table sets forth the compensation awarded to our directors during 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock/Option Award Terms	Option Awards ($)	Total ($)
A D Albers (b)	$5,000	$4,546	(1)	-	$9,546
John O. Hallberg (a)(e)	10,000	14,544	(2)	-	24,544
Albert Pleus (d)	15,000	15,545	(3)	-	30,545
Laura Sachar (a)	15,000	15,545	(4)	-	30,545
C. Donald Wiggins (c)	13,333	8,182	(5)	-	21,515

(a)	Were elected for new term at the Annual Shareholders Meeting held on November 13, 2007

(b)	Resigned from the Board of Directors effective March 20, 2007

(c)	Resigned from the Board of Directors effective May 31, 2007

(d)	Resigned from the Board of Directors effective October 19, 2007

(e)	Appointed to the Board of Directors effective March 22, 2007

(1)
On October 6, 2006, Mr. Albers was granted 8,000 restricted shares of our common stock vested 100% at grant date.  On October 9, 2006, Mr. Albers was granted 57,727 restricted shares of our common stock, of which 28,869 were cancelled on March 20, 2007, with his resignation from the Board of Directors as noted above; the remaining 28,858 shares of restricted common stock were fully vested as of December 31, 2007.  As of December 31, 2007, the aggregate number of shares and options to purchase shares of our common stock was 131,863 and 95,000, respectively.

(2)
On March 22, 2007, Mr. Hallberg was granted 66,666 restricted shares of our common stock vesting 100% on the one-year anniversary of the grant date.  Mr. Hallberg had 66,666 restricted shares of unvested common stock and no option awards outstanding at December 31, 2007.

(3)
On October 9, 2006, Mr. Pleus was granted 72,727 restricted shares of our common stock which were fully vested as of December 31, 2007.  Mr. Pleus had 2,630,514 fully vested outstanding option awards as of December 31, 2007.  In addition, as of December 31, 2007, Mr. Pleus possesses control over 558,334 shares held by Whitney Holdings, Inc., warrants held by Whitney Holdings, Inc. to purchase 633,420 shares, and 133,334 shares held by the Albert Pleus Family Trust.

(4)
On October 9, 2006, Ms. Sachar was granted 72,727 restricted shares of our common stock which were fully vested as of December 31, 2007.  In addition, as of December 31, 2007, Ms. Sachar together with Deborah Farrington and Jeanne Sullivan possess voting and dispositive power over the shares beneficially owned by StarVest Partners, L.P. and StarVest Management, Inc., which includes 17,115,384 shares (which include 4,615,385 shares issuable upon the conversion of $3 million of convertible secured notes) beneficially owned by StarVest Partners, L.P. and 84,727 shares beneficially owned by StarVest Management Inc.  Deborah Farrington, Jeanne Sullivan and Laura Sachar possess voting and dispositive power over the shares beneficially owned by StarVest Partners, L.P. and StarVest Management Inc.

(5)
On October 9, 2006, Mr. Wiggins was granted 72,727 restricted shares of our common stock, of which 30,303 were cancelled on May 31, 2007, with his resignation from the Board of Directors as noted above; the remaining 42,424 shares of restricted common stock were fully vested as of December 31, 2007.  As of December 31, 2007, the aggregate number of shares and options to purchase shares of our common stock was 225,424 and 120,000, respectively.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

On January 8, 2007, we entered into an employment agreement with Bruce D. Slywka, our Executive Vice President, Sales and Marketing. He will receive a salary of $185,000 per year and a signing bonus of $15,000. He will be entitled to an annual bonus based on certain performance criteria established by the Board of Directors and a minimum bonus of $25,000 for 2007. Management and Mr. Slywka agreed that this amount would not be paid in 2007.  In addition, only with respect to the fiscal year ending December 31, 2007, he will be entitled to an additional bonus equal to 2% of our net sales above a certain net sales threshold to be established by our Board of Directors. We granted him 350,000 restricted shares of a21’s common stock, of which 43,750 shares will vest on the six month anniversary of his employment agreement and the remainder of which will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary of the date of the agreement. All unvested shares of restricted stock will immediately vest upon a change in control of a21. We will also pay up to $800 per month for his employee benefits, whether he chooses to use our benefit plans or benefit plans of his choosing. The employment agreement may be terminated by either party without cause on 30 days written notice to the other party. In addition, we may terminate the employment agreement immediately for cause, as defined in the employment agreement, and he may terminate the employment agreement for good reason, as defined in the employment agreement. If we terminate the agreement or he terminates the agreement for good reason, we are obligated to make certain payments to him, as outlined in the agreement.

The Company entered into an employment agreement with John Z. Ferguson, Chief Executive Officer, on September 28, 2006, effective as of October 9, 2006. The agreement continues for a term of thirty-six months unless earlier terminated as described in the agreement. Pursuant to the agreement, he is entitled to receive an annual base salary of $250,000, a signing bonus of $25,000 and an annual bonus as described in the agreement. He was granted options to purchase 500,000 shares of our common stock at a purchase price of $0.275 per share and 500,000 restricted shares of our common stock. Options to purchase 62,500 shares and 62,500 restricted shares will vest on the six month anniversary date of the effective date of his employment agreement and the remainder of the options and restricted stock will vest in forty-two equal monthly installments on the first day of each month thereafter such that all of such options and restricted stock will be vested by the forty-eight month anniversary date of the employment agreement. The options expire on October 9, 2011. It is noted that per the requirements of SFAS No. 123(R), Share Based Payment, compensation expense related to the vesting of share-based compensation awards must be recognized over the requisite service period, which is thirty-six months based on the term of the employment agreement.  Therefore, the vesting periods of the share-based compensation portions of the agreement have been modified for the purposes of recognition only.  The employment agreement also (1) provides that all unvested options and restricted shares vest immediately upon a change in control or in the event that a21 and its Chief Executive Officer, negotiating in good faith, are unable to reach an agreement, by no later than the three year anniversary of his employment agreement, regarding the continuation of his employment by a21and his employment agreement is not earlier terminated and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock. He was also appointed to a21’s Board of Directors, effective October 9, 2006.

We entered into an employment agreement with Thomas Costanza, our Chief Financial Officer, dated as of January 3, 2006. The agreement continues for a term of thirty-six months unless earlier terminated in accordance with its terms. Pursuant to the agreement, Mr. Costanza was entitled to receive an annual base salary of $114,000, subject to increases as shall be determined by the Chief Executive Officers of a21 and SuperStock. Pursuant to the agreement, Mr. Costanza was granted an option to purchase 165,000 shares of our common stock at a purchase price of $0.34 per share. The options are exercisable as to 25% of the total shares represented thereby on each of June 30, 2006, December 31, 2006, June 30, 2007, and December 31, 2007. The employment agreement also (1) provides that the stock options granted shall vest immediately upon a change in control, as defined, and (2) includes a confidentiality covenant, a non-competition covenant and contains a prohibition on the solicitation of the employees, suppliers, vendors and customers of a21 and SuperStock. On July 20, 2006, Mr. Costanza was granted options to purchase 200,000 shares of our common stock at a purchase price of $0.65 per share.  The options are exercisable as to 25% of the total shares represented thereby on each of January 20, 2007, July 20, 2007, January 20, 2008, and July 20, 2008.  On October 26, 2006, Mr. Costanza was granted 275,000 restricted shares of our common stock. 45,833 restricted shares will vest on the six month anniversary date of the grant date and the remainder of the restricted stock will vest in thirty equal monthly installments on the first day of each month thereafter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the record date, April 24, 2008, (i) each person known by a21 to be the beneficial owner of more than five percent of our common stock, (ii) each of a21’s current directors, (iii) each of a21’s current executive officers, and (iv) all of a21’s current directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name (and address if a 5% or greater stockholder) of Beneficial Owner	Amount of Beneficial Ownership (1)		Percentage of Class
John Z. Ferguson**	766,667	(2)	*
Thomas Costanza**	590,000	(3)	*
Bruce D. Slywka**	350,000		*
John O. Hallberg**	66,666		*
Albert H. Pleus	4,625,820	(4)	5.22%
Laura B. Sachar** c/o StarVest Partners L.P. 750 Lexington Avenue New York, NY 10022	17,200,111	(5)	18.57%
Clonure Limited 12/13 Hill Street Douglas , IM99 1BW	4,479,721	(6)	5.09%
John L. Steffens c/o Spring Mountain Capital, LP 65 East 55th Street, 33rd Floor New York, NY 10022	4,826,692	(7)	5.35%
Jonathan Gallen Ahab Capital Management, Inc. 299 Park Avenue New York, NY 10171	23,626,923	(8)	25.94%
Luke A. Allen 711 Fifth Avenue New York, NY 10022	7,831,584	(9)	8.51%
Morgan Stanley & Co., Inc. 1585 Broadway New York, NY 10036	7,692,307	(10)	8.04%
StarVest Partners L.P. 750 Lexington Avenue New York, NY 10022	17,200,111	(11)	18.57%
All Directors and Executive Officers as a Group** (5 Persons)	18,973,444		20.36%
* - less than 1% ** - indicates a Director and/or Officer

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

(2)	Includes options to purchase 266,667 shares.

(3)	Includes options to purchase 315,000 shares.

(4)
Includes 558,334 shares held by Whitney Holdings, Inc., warrants held by Whitney Holdings, Inc. to purchase 633,420 shares, and 133,334 shares held by the Albert Pleus Family Trust.  Excludes 2,956,524 shares, warrants to purchase 3,368,100 shares, and 538,461 shares upon conversion of $350,000 in convertible notes held by LCA Capital Partners I, Inc., in which Mr. Pleus is a minority shareholder.

(5)
Includes 17,115,384 shares (which include 4,615,385 shares issuable upon the conversion of $3 million of convertible secured notes) beneficially owned by StarVest Partners, L.P. and 84,727 shares beneficially owned by StarVest Management Inc.  Deborah Farrington, Jeanne Sullivan and Laura Sachar possess voting and dispositive power over the shares beneficially owned by StarVest Partners, L.P. and StarVest Management Inc.

(6)	John Bohill and Cathal Sheehy jointly make all decisions with respect to Clonure Limited.

(7)	Includes 2,307,692 shares upon conversion of $1,500,000 in convertible notes held by Mr. Steffens

(8)
Consists of 8,008,000 shares held by Ahab Partners, L.P. 10,192,000 shares held by Ahab International Ltd. 1,320,000 shares held by Queequeg Ltd. 680,000 shares held by Queequeg Partners, L.P., 350,000 shares held in one or more private investment accounts (the “Accounts”), 1,692,308 shares upon the conversion of $1.1 million of convertible secured notes held by Ahab International Ltd., and 1,384,615 shares upon the conversion of $900,000 of convertible secured notes held by Ahab Partners, L.P.   Jonathan Gallen has the sole power to vote and direct the disposition of the shares held by Ahab Partners, L.P., Ahab International Ltd., Queequeg Partners, L.P. and Queequeg, Ltd. and the Accounts.

(9)
Includes options to purchase 140,000 shares of common stock, 3,785,023 shares and warrants to purchase 3,368,100 shares, and 538,461 shares upon conversion of $350,000 in convertible notes held by LCA Capital Partners I, Inc. which is controlled by Mr. Allen.

(10)
Thomas Doster has the sole voting and dispositive power over the shares held by Morgan Stanley & Co., Inc., which consists of 7,692,308 shares upon the conversion of $5.0 million of convertible secured notes held by Morgan Stanley & Co., Inc.

(11)
Deborah Farrington, Jeanne Sullivan and Laura Sachar possess voting and dispositive power over the shares held by StarVest Partners, L.P. which include 4,615,385 shares issuable upon the conversion of $3 million of convertible secured notes held by StarVest Partners, L.P., and 84,727 share beneficially owned by StarVest Management, Inc.

EQUITY COMPENSATION PLAN INFORMATION

Below is a summary of options outstanding and options available for future issuance at December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Options, Warrants & Rights Weighted Outstanding	Average Exercise Price	Number of Shares Available for Future Issuance
Equity compensation plans approved by security holders (1)
2002 Stock Option Plan	-	-	2,841,500
2005 Stock Option Plan	4,461,499	$0.37	901,064
Equity compensation plans not approved by security holders (2)	1,505,514	$0.30	-

(1)
The formula used to calculate the 2,841,500 shares available for future issuance is the total 3,000,000 shares authorized for issuance under the our 2002 Stock Option Plan less options granted under the 2002 Stock Option Plan, not including those assumed in connection with business combinations, plus options that have lapsed, less 158,500 options exercised.  The formula used to calculate the 901,064 shares available for future issuance is the total 6,000,000 shares authorized for issuance under the our 2005 Stock Option Plan less options granted under the 2005 Stock Option Plan, not including those assumed in connection with business combinations, plus options that have lapsed, less 4,461,499 shares granted to our employees, officers, and directors, less 637,437 options exercised.

(2)	Represents options to purchase shares remaining under grants made outside of our 2002 Stock Option Plan and 2005 Stock Option Plan during 2004 to employees, directors and officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, certain of our stockholders, officers and directors have loaned us funds on terms that we believe are as favorable to us as could have received from unrelated third parties.  There were no such transactions during the year ended December 31, 2007.

Director Independence. The following members of our Board of Directors meet the independence requirements and standards currently established by the NASDAQ Marketplace Rules: John O. Hallberg and Laura B. Sachar.

Compensation Committee. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer and employees, and administers our stock option plans. The Compensation Committee consists of two directors, John O. Hallberg and Laura B. Sachar, each of whom meets the independence requirements and standards currently established by the NASDAQ Marketplace Rules.

Nominating Committee. The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become board members and in determining the composition of the Board of Directors. The Nominating Committee consists of three directors, John Z. Ferguson, John O. Hallberg and Laura B. Sachar.  John O. Hallberg and Laura B. Sachar meet the independence requirements and standards currently established by the NASDAQ Marketplace Rules.  John Z. Ferguson does not currently meet such standards.

Audit Committee. The Audit Committee (which is formed in compliance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934) consists of two directors, John O. Hallberg and Laura B. Sachar.  Both Mr. Hallberg and Ms. Sachar meet the independence requirements and standards currently established by the NASDAQ Marketplace Rules. Neither of the current members of the Audit Committee meets the definition of an “audit committee financial expert.”  The Audit Committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of a21’s internal accounting, auditing and financial reporting practices.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman, LLP provided the following services in the indicated periods, and for the indicated amounts:

AUDIT FEES

The aggregate fees billed or to be billed by BDO Seidman, LLP for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2007, was approximately $338,000; this includes amounts for an interim reviews of the Forms 10-QSB and the audit of the consolidated financial statements for 2007.

The aggregate fees billed by BDO Seidman, LLP for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2006, was approximately $555,000; this includes amounts for an interim reviews of the Forms 10-QSB, review of Form SB-2, and the audit of the consolidated financial statements for 2006.

AUDIT RELATED FEES

BDO Seidman LLP or The Griggs Group, P.A., member of the BDO alliance network of firms, did not perform any audit related services during the fiscal years ended December 31, 2007 and 2006.

TAX FEES

No fees for tax return preparation were paid to BDO Seidman LLP and The Griggs Group, P.A. for the years ending December 31, 2007 and 2006.

ALL OTHER FEES

There were no other fees paid to BDO Seidman LLP and The Griggs Group, P.A. for the years ended December 31, 2007 and 2006.

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

10.27	Guaranty of a21 in favor of the holders of the Promissory Notes dated May 15, 2006 (13)
10.28	Employment Agreement between a21, Inc. and John Z. Ferguson, dated as of October 9, 2006 (14)
10.31	Employment Agreement between a21, Inc. and Bruce Slywka, dated as of January 8, 2007 (15)
10.32	2005 Stock Incentive Plan (16)
10.33	Form of Waiver dated January 31, 2008 (18)
14.1	Code of Business Conduct and Ethics (19)
23.1	Consent of BDO Seidman, LLP (19)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

* Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Appendix D of the Registrant’s Definitive Information Statement on Schedule 14C, filed on July 11, 2006.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on August 4, 2006.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on April 25, 2002.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on July 18, 2002.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB, filed on April 14, 2004.
(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on July 14, 2004.
(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on October 25, 2005.
(8)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on November 23, 2005.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, filed on December 27, 2005
(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on January 9, 2006.
(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on June 30, 2005.

(12)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 3, 2006.
(13)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 19, 2006.
(14)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006.
(15)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on January 11, 2007.
(16)	Incorporated herein by reference to Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C, filed on February 16, 2006.
(17)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on February 14, 2007.
(18)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 6, 2008.
(19)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K dated March 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2008
a21, Inc.

By: /s/ John Z. Ferguson
John Z. Ferguson
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas Costanza
Thomas Costanza
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE (CAPACITY)	Date
/s/John Z. Ferguson	Chief Executive Officer	April 29, 2008
John Z. Ferguson	(Principal Executive Officer), and Director
/s/ Thomas Costanza	Vice President, Chief Financial Officer	April 29, 2008
Thomas Costanza	(Principal Financial Officer)