Form 10-Q
period 2008-03-31
a21, Inc.
filed 2008-05-15
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended:  March 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-51285
---------

a21, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE                            74-2896910
-----------------------                       ---------------------
(State or Other Jurisdiction of            (I.R.S. Employer
Incorporation or Organization)          Identification Number)

7660 CENTURION PARKWAY, JACKSONVILLE, FLORIDA 32256
(904) 565-0066
(Address, including zip code and telephone number, including area code, of principal executive offices)

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

There were 88,883,587 shares of a21's common stock outstanding on May 15, 2008.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,087	$2,090
Accounts receivable, net allowance for doubtful accounts of $222 and $237, at March 31, 2008 and December 31, 2007, respectively	2,819	3,008
Inventory	939	874
Prepaid expenses and other current assets	452	437
Total current assets	5,297	6,409

Property, plant and equipment, net	6,706	6,832
Goodwill	8,826	8,778
Intangible assets, net	4,826	4,921
Restricted cash	750	750
Other	2,206	2,431
Total assets	$28,611	$30,121

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,678	$2,761
Royalties payable	1,194	1,232
Wages payable	232	278
Deferred revenue	428	389
Restructure liability	94	138
Other	101	99
Total current liabilities	4,727	4,897

LONG-TERM LIABILITIES
Senior secured convertible notes payable, net – related party	15,500	15,500
Secured notes payable, net – related party (ArtSelect Sellers)	2,555	2,555
Loan payable from sale-leaseback of building, less current portion	7,330	7,347
Other	71	67
Total liabilities	30,183	30,366

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	553	1,071

CAPITAL DEFICIT
Common stock; $.001 par value; 200,000,000 shares authorized; 91,843,222 and 90,740,851 shares issued and 88,163,447 and 87,061,076 shares outstanding at March 31, 2008 and December 31, 2007, respectively	92	91
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	26,696	26,121
Accumulated deficit	(29,368)	(27,961)
Accumulated other comprehensive income	455	433
Total capital deficit	(2,125)	(1,316)

Total liabilities and capital deficit	$28,611	$30,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
REVENUE
Licensing revenue	$2,615	$3,168
Product revenue	2,492	2,956
TOTAL REVENUE	5,107	6,124

COSTS AND EXPENSES
Cost of licensing revenue (excludes related amortization of $272 and $279 for three months ended March 31, 2008 and 2007, respectively)	952	950
Cost of product revenue (excludes related amortization of $45 and $44 for three months ended March 31, 2008 and 2007, respectively)	1,334	1,397
Selling, general and administrative	3,160	3,663
Restructure costs, including severance	39	---
Depreciation and amortization	587	619
TOTAL OPERATING EXPENSES	6,072	6,629

OPERATING LOSS	(965)	(505)

Interest expense	(441)	(442)
Warrant expense	---	(1)
Other income, net	19	13

NET LOSS BEFORE INCOME TAX EXPENSE	(1,387)	(935)

Income tax expense	(20)	(27)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,407)	$(962)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,247,398	84,084,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
CAPITAL DEFICIT
(in thousands) (unaudited)

	COMMON STOCK		TREASURY STOCK
	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

Balance at December 31, 2007	90,741	$91	(3,680)	$	---	$26,121	$(27,961)	$433	$(1,316)
Share-based compensation	---	---	---		---	58	---	---	58
Issuance of common stock upon the conversion of SuperStock Seller Preferred stock	926	1	---		---	517	---	---	518
Vesting of restricted stock compensation	176	---	---		---	---	---	---	---
Net loss	---	---	---		---	---	(1,407)	---	(1,407)
Foreign currency translation adjustment	---	---	---		---	---	---	22	22
Comprehensive loss	---	---	---		---	---	---	---	(1,385)
Balance at March 31, 2008	91,843	$92	(3,680)	$	---	$26,696	$(29,368)	$455	$(2,125)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,407)	$(962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	619
Amortization of finance costs	27	27
Loss on disposal of equipment	-	38
Change in fair value of warrant obligation	-	(18)
Share-based compensation	58	170

Changes in assets and liabilities:
Accounts receivable	189	147
Prepaid expenses and other current assets	(42)	21
Inventory	(65)	79
Accounts payable and accrued expenses	(237)	(807)
Deferred revenue	39	131
Other	(1)	73
NET CASH USED IN OPERATING ACTIVITIES	(852)	(482)

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ in thousands)
(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,	2008	2007

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property, plant and equipment	(26)	(4)
Investment in software	(113)	(68)
Investment in photo collection	(5)	(208)
Other	-	(3)
NET CASH USED IN INVESTING ACTIVITIES	(144)	(283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	-	29
Net proceeds from the exercise of stock warrants	-	19
Payment of SuperStock seller promissory note payable	-	(33)
Other	(17)	31
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(17)	46

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	10	4
NET DECREASE IN CASH	(1,003)	(715)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,090	5,455

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,087	$4,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid	$20	$25
Interest paid	38	191

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of SuperStock Seller Preferred stock into common stock (see Note F)	518	1,182
Cashless exercise of warrants for common stock	-	19
Accrued purchase price payable	26	78

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - FINANCIAL STATEMENT PRESENTATION AND THE DESCRIPTION OF BUSINESS

The unaudited condensed consolidated financial statements of a21, Inc. (“a21”, “the Company”, “we”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly a21’s financial position at March 31, 2008, and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of presentation/Going concern:

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have sustained significant recurring losses and an accumulated deficit of $29.4 million at March 31, 2008 that raise substantial doubt about our ability to continue as a going concern, and we will need to raise cash from equity or debt financings to fund our operations.  However, there can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us.  If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern. Our independent registered public accounting firm’s audit report on our consolidated financial statements as of and for the year ended December 31, 2007 included a paragraph to emphasize the substantial doubt about the Company’s ability to continue as a going concern.  At March 31, 2008, we had cash of $1.1 million and working capital of $571,000.

Our future plans, assuming we have sufficient funds to do so, include further developing our distribution channels for SuperStock while improving the leveraging of SuperStock’s owned and licensed image content, introducing new products and customer channels in the stock photography space, gaining new key customer relationships for ArtSelect while introducing new products and customer channels, and seeking integration cost reduction opportunities where feasible across the Company.  In addition, we continue to review potential acquisition targets that, if successful, could result in an enhanced market position and incremental cash flow from operations.  However, there can be no assurance that these efforts will be successful or that our operations will become profitable.

[2] Principles of consolidation:

The consolidated financial statements include all of our accounts including our primary operating subsidiaries, SuperStock and ArtSelect.  The minority interest in the consolidated balance sheets at March 31, 2008 and December 31, 2007, represents the interest of the holders of preferred shares of SuperStock (“SuperStock Seller Preferred”), which are exchangeable into a21 common shares.  All significant inter-company balances and transactions have been eliminated.

[3] Revenue recognition:

Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered.

Licensing fee revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at our share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and we record the remaining license fee as revenue. Persuasive evidence of an arrangement exists and the price is fixed or determinable at the time the customer agrees to the terms and conditions of the license agreement. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we are able to determine that the likelihood of collection is reasonably assured prior to recognizing revenue. These first three general revenue recognition criteria have been met at or prior to the time of delivery of the imagery, regardless of the format or delivery medium. Delivery occurs upon making digital images available for download by the customer, or upon shipment of CD, analog film and transparencies.  We also sell subscriptions of certain images for terms ranging from one to twelve months. Subscription revenue is recognized over the respective term of the subscription agreement and, accordingly, $428,000 and $389,000 is recorded as deferred revenue as of March 31, 2008 and December 31, 2007.

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

[7] Cash and cash equivalents, and restricted cash:

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, we had no investments with maturities greater than three months. We are required to maintain a security deposit in accordance with our lease agreement for the SuperStock facility. This consists of restricted cash funded by us to secure a letter of credit in the amount of $750,000 at March 31, 2008 and December 31, 2007.

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

[11] Defined Contribution Employee Benefit Plan

We maintain defined contribution retirement plans pursuant to Section 401(k) of the Internal Revenue Code (the Plan), in which U.S. employees at least 21 years of age may participate after completing six months of service. Eligible employees may contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limitations. The Company may match employee contributions on a discretionary basis. No company match was made during 2008 or 2007.

[12] Foreign Currency:

We translate assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. We translate revenue and expenses at the monthly average rates of exchange prevailing during the year. We include the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of capital deficit. Gains and losses, which are denominated in currency other than a subsidiary’s local currency and re-measured in the subsidiary’s local currency, are recognized in the condensed consolidated statements of operations.

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

[15] Goodwill and intangible assets:

We test goodwill for impairment at least annually, or more often if deemed necessary based on certain circumstances.  The Company’s impairment test performed on October 1, 2007, concluded that no impairment of goodwill existed. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss from impairment to goodwill, which would be included in the determination of net income or loss.

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

[16] Long-lived assets:

We evaluate our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its undiscounted cash flows.  A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our consideration of SFAS 144 involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted-average cost of capital, and our future financial performance. No impairment charges have been incurred during the three months ended March 31, 2008.

[17] Other assets, net:

	3/31/2008	12/31/2007
Photo collection, net	$1,109	$1,231
Photographer contracts, net	463	511
Long-term receivable	402	435
Other	232	254
	$2,206	$2,431

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

For the three months ended March 31, 2008 and 2007, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 9,734,900 and 15,361,229 outstanding stock options and warrants as of March 31, 2008 and 2007, or the vesting of 720,139 and 1,968,181 shares of restricted stock, respectively, would have been anti-dilutive.

For the three months ended March 31, 2008 and 2007, 986,922 and 1,913,253 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred, respectively, have also been excluded from the weighted average shares outstanding due to their anti-dilutive effect.

[20] Reclassifications:

Certain reclassifications have been made to the prior period financial statements to conform to the respective current year presentation.

[21] Comprehensive Loss and Accumulated Other Comprehensive Income:

Accumulated other comprehensive income consists of net unrealized foreign currency translation adjustments and is presented in the consolidated balance sheets as a component of capital deficit.

[22] Share based payments:

We have a 2005 Stock Option Plan and a 2002 Stock Option Plan, which are described in Note L below.  We apply the fair value recognition provisions of SFAS 123(R) whereby compensation cost for all share-based payments are based on the grant date estimated fair value.

The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. There were no stock options granted during the three months ended March 31, 2008.

The following summarizes our stock option activity for the three months ended March 31, 2008 (unaudited):

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2007	5,967,013	$0.35

Granted	---	---
Exercised	---	---
Forfeited	(2,632,913)	$0.30
Balance, March 31, 2008	3,334,100	$0.32

Exercisable, December 31, 2007	5,228,677	$0.35

Exercisable, March 31, 2008	2,656,416	$0.32

The following table summarizes information about stock options outstanding at March 31, 2008:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable

$0.09	230,000	3 months	150,000
$0.28	1,000,000	43 months	722,916
$0.30	1,139,100	11 months	956,000
$0.34	165,000	33 months	165,000
$0.46	425,000	40 months	425,000
$0.65	200,000	41 months	150,000
$0.83	175,000	38 months	87,500
	3,334,100	25 months	2,656,416

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2008, was $0. This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008.

The following is a summary of the status of and changes to the Company’s non-vested restricted shares as of and for the three months ended March 31, 2008:

	Non-vested Shares	Weighted Average Grant-Date Fair Value

Balance, December 31, 2007	929,513	$0.26

Granted	---	---
Vested	(176,041)	$0.28
Cancelled	(33,333)	$0.26
Balance, March 31, 2008	720,139	$0.26

Share-based compensation expense of $58,000 was recognized during the three months ended March 31, 2008, for the fair value of restricted shares and options that vested during the period.  As of March 31, 2008, there was $289,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements, including options and restricted stock grants. That cost is expected to be recognized over a weighted-average period of about 2 years.

[23] Advertising

Advertising expenses were $193,000and $99,000 for the three months ended March 31, 2008 and 2007, respectively.  Advertising costs are expensed as incurred.

[24] Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”), except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.  The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.

On January 1, 2008, we adopted the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments.  We did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for acquisitions. However, under the previous guidance,  any changes in valuation allowances as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard, any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed.  In addition, under SFAS 141(R), transaction related expenses, which were previously capitalized as “deal costs”, will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) non-controlling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the effect, if any, which the adoption of SFAS 160 may have on our financial position, results of operations.

NOTE C - INVENTORY

The major components of inventory are summarized as follows:

($ in thousands)	March 31, 2008	December 31, 2007

Framed art raw materials	$643	$647
Framed art finished goods	229	161
Other	67	66
	$939	$874

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are summarized as follows:

($ in thousands)	March 31, 2008	December 31, 2007

Land and building	7,768	7,768
Office equipment and furnishings	773	765
Technology equipment	599	589
Less: Accumulated depreciation	(2,434)	(2,290)
	$6,706	$6,832

Land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease.

Depreciation expense was $153,000 and $154,000 for the three months ended March 31, 2008 and 2007, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

($ in thousands)
Goodwill at December 31, 2007	$8,778
SuperStock earn-out	26
Cumulative foreign currency translation of goodwill	22
Goodwill at March 31, 2008	$8,826

Identifiable intangible assets, net of amortization at March 31, 2008 are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation		Net		Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(116)	$	---	$	---	34
SuperStock software	876	(202)		---		674	36 – 60
Ingram license agreements	1,142	(787)		193		548	60
Ingram non-compete agreements	430	(398)		21		53	36
Ingram customer relationships	420	(341)		52		131	36
Ingram distribution agreements	270	(219)		34		85	36
Ingram trademark	220	(220)		---		---	24
ArtSelect trade name	80	---		---		80	N/A
ArtSelect software	1,377	(552)		---		825	48
ArtSelect customer relationships	2,800	(370)		---		2,430	210
Intangible assets	$7,731	$(3,205)		$300		$4,826

Amortization expense during the three months ended March 31, 2008 and 2007 totaled $241,000 and $264,000, respectively.  Approximate remaining annual amortization expense is as follows for each of the following years:  2008: $634,000, 2009: $632,000, 2010: $422,000, 2011: $203,000 and 2012: $198,000.

($ in thousands)
Intangible assets, net at December 31, 2007	$4,921
Reduction to cumulative foreign currency translation	(5)
SuperStock software additions, net	102
ArtSelect software additions, net	49
Amortization expense	(241)
Intangible assets, net at March 31, 2008	$4,826

NOTE F - MINORITY INTEREST

Minority interest represents 328,974 shares of SuperStock Seller Preferred (which does not include the converted shares of SuperStock Seller Preferred described below) held by the former owners of SuperStock at March 31, 2008, which is exchangeable for 986,922 shares of a21’s common stock. The SuperStock Seller Preferred has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except a liquidation preference. In the event of a liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $839,000 or 3% of the total liquidation distributions after creditors. The minority interest is valued as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

On March 22, 2008, we issued 926,331 shares of a21 common stock upon the conversion of 308,777 shares of SuperStock Seller Preferred with a respective adjustment to equity of $518,000, representing the allocable, original fair value of the SuperStock Seller Preferred as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

NOTE G - OPERATING SEGMENTS

We operate in the following segments: Corporate, SuperStock, and ArtSelect. No customer represented 10% or more of our total revenue in the periods presented.

7% and 10% of our total revenues were based in the U.K. for the three months ended March 31, 2008 and 2007, respectively.  88% and 90% of our total assets were based domestically in the U.S. as of March 31, 2008 and December 31, 2007, respectively.

The following table presents information about our segment activity as of March 31, 2008, and 2007 for the three months then ended:

($ in thousands)
Three months ended March 31, 2008	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$2,615	$2,492	$5,107

Segment operating loss		(780)	(19)	(166)	(965)

Segment total assets		224	17,220	11,167	28,611

Segment long-lived assets		---	12,563	9,406	21,969

($ in thousands)
Three months ended March 31, 2007	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$3,168	$2,956	$6,124

Segment operating loss		(540)	(34)	69	(505)

Segment total assets		759	21,049	11,473	33,281

Segment long-lived assets		---	13,393	9,732	23,125

The SuperStock segment information reflects the operation of foreign subsidiaries.

NOTE H – DEBT FINANCINGS

The following table summarizes the future maturities of long-term debt obligations at March 31, 2008 (in thousands):

	Total	2008	2009		2010	2011
Senior Secured Convertible Notes	$15,500	---	$	---	---	$15,500
Secured Notes (ArtSelect)	2,555	---		2,555	---	---
Total:	$18,055	---		$2,555	---	$15,500

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

On January 31, 2008, we entered into a waiver agreement with the holders of a majority of the outstanding principal amount of the Secured Convertible Notes, to waive quarterly cash interest payments until March 31, 2008. Instead of paying the interest for such periods in cash, the agreement provides that we will settle quarterly interest payments due in January and April 2008 with new notes in the aggregate principal amount equal to the interest due, having substantially the same terms as the original notes. We would resume paying quarterly interest in cash beginning with the quarterly interest due in July 2008.  As of May 15, 2008, the new notes for the unpaid interest due have not been issued, and we continue to have ongoing discussions with the noteholders.

Secured Notes – Related Party (ArtSelect Sellers)

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received $2.4 million in secured notes. The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes was accrued and added to the principal of the notes. Since the first year, interest has been payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Convertible Notes described above). The $2.6 million notes, including accrued interest, recorded on our condensed consolidated balance sheet at March 31, 2008, is included in the caption “Secured notes payable, net- related party (ArtSelect Sellers)”.

NOTE I– LOAN PAYABLE ON BUILDING

During June 2004, we completed the sale and leaseback of the land and an approximately 73,000 square foot building in which our headquarters is located in Jacksonville, Florida. The facility was sold for $7.7 million and resulted in net proceeds of $7.5 million, of which $4.0 million was used to repay a bank note that was secured by a first mortgage on the facility and $1.6 million was used to repay other indebtedness to the selling stockholders of SuperStock. The building was leased back for a term of twenty years. The lease provides us with two five-year renewal options on specified payment terms.

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

The following table summarizes our annual maturities under the loan payable on building at March 31, 2008:

($ in thousands)
2008	44
2009	80
2010	110
2011	144
2012	182
Thereafter	6,831
Total Maturities	7,391
Less: Current Portion	(61)
Long Term Portion	$7,330

The current portion of the loan payable is included in other current liabilities.

The following table summarizes our related annual lease payments on building:

($ in thousands)
2008	605
2009	822
2010	843
2011	864
2012	885
Thereafter	11,913
Total payments	15,932
Less interest	(8,541)
Net	$7,391

NOTE J - INCOME TAXES

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

The Company adopted the provisions of FIN 48 effective January 1, 2007.  The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense, if applicable.  As of the date of adoption and through March 31, 2008, the Company did not have any unrecognized tax benefits recorded as a provision for the uncertainty of certain tax positions. As such, no estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in the consolidated financial statements.  The Company does not currently anticipate any significant changes to the unrecognized tax benefits during the remainder of 2008.

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

NOTE K – CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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

Our 2005 Stock Incentive Plan (the “2005 Plan”) provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock, and unrestricted stock of up to an aggregate of 6,000,000 shares of a21 common stock to officers, employees, and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2005 Plan. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Stock options issued under the 2005 Plan typically have a five-year term and vest pro-rata over that term except when otherwise adapted to specific terms per executive management agreements and their respective terms. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of March 31, 2008, there were 2,028,464 shares available for grant under the 2005 Plan.

Our 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), provides for the grant of  warrants, options, restricted or unrestricted common stock, and other awards of up to an aggregate of 3,000,000 shares of a21 common stock  to our employees, consultants and directors and our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2002 Plan. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Options granted under the 2002 Plan typically expire after a ten-year period except when otherwise adapted to specific terms per executive management agreements and their respective terms, and are subject to acceleration upon the occurrence of certain events. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of March 31, 2008, there were 2,841,500 shares available for grant under the 2002 Plan.

Certain options and warrants to be granted under the 2005 Plan and the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the plans will be nonqualified options that are not intended to qualify as ISOs.

 NOTE L - COMMITMENTS AND OTHER MATTERS

[1] Lease commitments

As described in Notes D and I above, we have capitalized our facility under the terms of a sale and leaseback transaction. In September 2004, we entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two-year term. The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease. The total lease payments in accordance with the terms of the agreement are $3.5 million. Sublease payments of $174,000, and 169,000 were received for the three months ended March 31, 2008 and 2007, respectively.  Sublease payments are scheduled as follows for each of the following years:  2008: $526,000, 2009: $722,000 and 2010: $616,000. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as deferred rent receivable, which was $402,000 and $435,000 as of March 31, 2008, and December 31, 2007, respectively.

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

[2] Lease Deposit Arrangement

A security deposit is required under the capital lease agreement for our facility in Florida. The lease deposit of $750,000 is included in restricted cash non-current assets as of March 31, 2008 and December 31, 2007.

 [3] Legal

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

[4] Software Development Agreement

During 2007, the Company entered into a software development agreement with an unrelated third party to pay approximately $525,000 in fees for the development of a new online stock photography e-commerce website.  As of March 31, 2008, all payments due under the agreement have been made, and $559,000 of such fees have been capitalized as software development in process, which is included in intangible assets, net, in the accompanying consolidated balance sheet.  The related asset was placed in service during April 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties, and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

Through our subsidiary SuperStock, we aggregate visual content from photographers, photography agencies, archives, libraries, and private collections and license the visual content to our customers. SuperStock’s customer base consists of four major groups: creative (advertising and design agencies), editorial (publishing and media entities), corporate (in-house communications departments and outside corporate communications firms) and consumers (the general public). SuperStock’s products are sold directly and through a global network of distributors in over 100 countries. SuperStock’s subsidiary Ingram is a UK-based provider of subscription, CD-ROM and individual royalty free images as well as vector graphics and fonts, vehicle online templates, and print price guides for the worldwide graphics design, printing, sign making, advertising and publishing communities. Our subsidiary ArtSelect supplies home and office framed and unframed wall décor to retailers, catalogers, membership organizations and consumers through both online and traditional retail and wholesale distribution channels. We are headquartered in Jacksonville, Florida, with other operating and sales establishments in Iowa and London.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have summarized significant accounting policies in Note B to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008, COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

LICENSING REVENUES. Licensing revenues were $2.6 million for the three months ended March 31, 2008, compared to $3.2 million for the same prior year period.  Licensing revenues lower by 17% due to challenging market conditions that have prevailed during 2008 affecting our SuperStock foreign and U.S. based channel sales more significantly than direct sales.

PRODUCT REVENUES. Product revenues were $2.5 million for the three months ended March 31, 2008, compared to $3.0 million for the same prior year period, or 17% lower.  Product revenues have been affected by the slow down in the home-buying market and retail consumer spending, which impacts consumer purchasing of home décor products.

COST OF LICENSING REVENUE. Cost of licensing revenue was $952,000 for the three months ended March 31, 2008, compared to $950,000 the same prior year period.  As a percentage of licensing revenues, cost of licensing sales was 36% and 30% for the three months ended March 31, 2008 and 2007, respectively. Cost of licensing sales as a percentage of licensing revenues may vary in any period depending on SuperStock’s relative mix of stock photography distributed that is either licensed from third parties or owned by us.

COST OF PRODUCT REVENUE. Cost of product revenue was $1.3 million for the three months ended March 31, 2008, compared to $1.4 million the same prior year period.  As a percentage of product revenues, cost of product sales was 54% and 47% for the three months ended March 31, 2008 and 2007, respectively. Cost of product sales percentage reflects the variable cost for ArtSelect’s raw materials including prints, mats, frames, molding, and packaging material as well as shipping and handling costs. ArtSelect also incurred higher post-integration costs associated with the consolidation of certain previously outsourced fulfillment operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $3.2 million for the three months ended March 31, 2008, compared to $3.7 million for the same prior year period, primarily reflecting lower operating expenses resulting from restructuring initiatives.

RESTRUCTURE COSTS. Restructure costs were $39,000 for the three months ended March 31, 2008, and were primarily attributable to severance expense resulting from staff reductions at ArtSelect.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $587,000 for the three months ended March 31, 2008, compared to $619,000 for the same prior year period.

INTEREST EXPENSE. Interest expense was $441,000 for the three months ended March 31, 2008, compared to $442,000 for the same prior year period.  Interest relates primarily to the outstanding debt during the three months ended March 31, 2008, compared to the same prior year period along with accounting for the capital lease of our Jacksonville, Florida office space.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $1.4 million or $0.02 per share, for the three months ended March 31, 2008, compared to net loss of $962,000, or $0.01 per share, for the same prior year period.  There were approximately 3.2 million more weighted average shares outstanding during the three months ended March 31, 2008, compared to the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $1.1 million of cash and cash equivalents and working capital of $571,000, compared to $2.1 million in cash and cash equivalents and working capital of $1.5 million at December 31, 2007. The decrease in cash is primarily due to overall cash used in operating and investing activities during the three months ended March 31, 2008.

Net cash used in operating activities for the three months ended March 31, 2008 was $852,000, compared to net cash used in operating activities of $482,000 for the same prior year period. The net cash used in operating activities during the three months ended March 31, 2008, was substantially due to the net loss of $1.4 million adjusted by $587,000 for depreciation and amortization. Net cash used in operating activities in the three months ended March 31, 2007, was due primarily to the net loss of $962,000 adjusted for $619,000 for depreciation and amortization, and a decrease in accounts payable and accrued expenses of $807,000.

Net cash used in investing activities for the three months ended March 31, 2008, was $144,000, compared to net cash used in investing activities for the same prior year period, of $283,000.  Net cash used in investing activities for the three months ended March 31, 2008, was primarily due to a $113,000 investment in software development. Net cash used in investing activities in the three months ended March 31, 2007, was primarily due to $208,000 investment in SuperStock’s photo collection.

Net cash used in financing activities for the three months ended March 31, 2008, was $17,000, compared to net cash provided by financing activities of $46,000 for the same prior year period.

Our future plans, assuming we have sufficient funding to do so, include further developing our distribution channels for SuperStock while improving the leveraging of SuperStock’s owned and licensed image content, introducing new products and customer channels in the stock photography space, gaining new key customer relationships for ArtSelect while introducing new products and customer channels, and seeking integration cost reduction opportunities where feasible across the Company. However, there can be no assurance that these efforts will be successful. We will have to seek additional funding within the next few months to effect our business plan.  There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us, or that our operations will become profitable.

We have sustained significant recurring losses and an accumulated deficit of $29.4 million at March 31, 2008, that raise substantial doubt about our ability to continue as a going concern, and will need to raise cash from equity and debt financings to fund our operations within the next few months.  If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern. Our independent registered public accounting firm’s audit report on our consolidated financial statements as of and for the year ended December 31, 2007, included a paragraph to emphasize the substantial doubt about the Company’s ability to continue as a going concern.

On January 31, 2008, we entered into a waiver agreement with the holders of a majority of the outstanding principal amount of the Secured Convertible Notes, to waive cash quarterly interest payments until March 31, 2008.  Instead of paying the interest for such periods in cash, the agreement provides that we will settle quarterly interest payments due in January and April 2008 with new notes in the aggregate principal amount equal to the interest due, having substantially the same terms as the original notes.  We will resume paying quarterly interest in cash beginning with the quarterly interest due in July 2008.  As of May 15, 2008, the new notes for the unpaid interest due have not been issued, and we continue to have ongoing discussions with the noteholders.

OFF BALANCE SHEET ARRANGEMENTS

We are not entered into any off balance sheet arrangements as of March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include this information in our quarterly report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, these disclosure controls and procedures were effective to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this quarterly report on Form 10-Q that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

During the period covered by this report, there were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to include this information in our quarterly report on Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

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

a21, Inc.

Date: May 15, 2008	By: /s/ JOHN Z. FERGUSON
John Z. Ferguson Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By: /s/ THOMAS COSTANZA
Thomas Costanza Chief Financial Officer (Principal Financial Officer)