Form 10-Q
period 2008-06-30
a21, Inc.
filed 2008-08-14
CIK 1074436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended:  June 30, 2008

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

There were 88,883,587 shares of a21's common stock outstanding on August 14, 2008.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$724	$2,090
Accounts receivable, net allowance for doubtful accounts of $284 and $237, at June 30, 2008 and December 31, 2007, respectively	2,640	3,008
Inventory	974	874
Prepaid expenses and other current assets	395	437
Total current assets	4,733	6,409

Property, plant and equipment, net	6,568	6,832
Goodwill	8,826	8,778
Intangible assets, net	4,564	4,921
Restricted cash	750	750
Other	2,096	2,431
Total assets	$27,537	$30,121

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,367	$2,761
Royalties payable	1,223	1,232
Wages payable	195	278
Deferred revenue	448	389
Restructure liability	82	138
Other	101	99
Total current liabilities	$4,416	$4,897

LONG-TERM LIABILITIES
Senior secured convertible notes payable, net – related party	15,500	15,500
Secured notes payable, net – related party (ArtSelect Sellers)	2,555	2,555
Loan payable from sale-leaseback of building, less current portion	7,313	7,347
Other	72	67
Total liabilities	$29,856	$30,366

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2008	2007
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	$553	$1,071

CAPITAL DEFICIT
Common stock; $.001 par value; 200,000,000 shares authorized; 91,931,766 and 90,740,851 shares issued and 88,251,991 and 87,061,076 shares outstanding at June 30, 2008 and December 31, 2007, respectively	92	91
Treasury stock (at cost, 3,679,775 shares)	---	---
Additional paid-in capital	26,745	26,121
Accumulated deficit	(30,167)	(27,961)
Accumulated other comprehensive income	458	433
Total capital deficit	$(2,872)	$(1,316)

Total liabilities and capital deficit	$27,537	$30,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)
(unaudited)

Three Months Ended	Six Months Ended
June 30,	June 30,

	2008	2007	2008	2007
REVENUE
Licensing revenue	$2,825	$3,038	$5,440	$6,206
Product revenue	2,350	2,658	4,842	5,614
TOTAL REVENUE	$5,175	$5,696	$10,282	$11,820

COSTS AND EXPENSES
Cost of licensing revenue (excludes related amortization of $262 and $285 for three months, and $476 and $564 for six months ended June 30, 2008 and 2007, respectively)	892	1,012	1,844	1,962
Cost of product revenue (excludes related amortization of $45 and $44 for three months, and $90 and $88 for six months ended June 30, 2008 and 2007, respectively)	1,345	1,253	2,679	2,651
Selling, general and administrative	2,748	3,646	5,906	7,309
Restructure costs, including severance	---	---	39	---
Depreciation and amortization	547	632	1,134	1,251
TOTAL OPERATING EXPENSES	$5,532	$6,543	$11,602	$13,173

OPERATING LOSS	$(357)	$(847)	$(1,320)	$(1,353)

Interest expense	(441)	(442)	(882)	(884)
Other income, net	17	84	36	96

NET LOSS BEFORE INCOME TAX EXPENSE	$(781)	$(1,205)	$(2,166)	$(2,141)

Income tax expense	(20)	(24)	(40)	(51)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(801)	$(1,229)	$(2,206)	$(2,192)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	88,240,166	86,418,141	87,777,162	86,254,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
CAPITAL DEFICIT
(in thousands) (unaudited)

	COMMON STOCK		TREASURY STOCK
	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

Balance at December 31, 2007	90,741	$91	(3,680)	$	---	$26,121	$(27,961)	$433	$(1,316)
Share-based compensation	---	---	---		---	107	---	---	107
Issuance of common stock upon the conversion of SuperStock Seller Preferred stock	926	1	---		---	517	---	---	518
Vesting of restricted stock compensation	265	---	---		---	---	---	---	---
Net loss	---	---	---		---	---	(2,206)	---	(2,206)
Foreign currency translation adjustment	---	---	---		---	---	---	25	25
Comprehensive loss	---	---	---		---	---	---	---	$(2,181)
Balance at June 30, 2008	91,932	$92	(3,680)	$	---	$26,745	$(30,167)	$458	$(2,872)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,206)	$(2,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,134	1,251
Share-based compensation	107	323
Other	60	74

Changes in assets and liabilities:
Accounts receivable	368	46
Prepaid expenses and other current assets	(12)	(26)
Inventory	(100)	84
Accounts payable and accrued expenses	(567)	(620)
Deferred revenue	59	163
Other	74	7
NET CASH USED IN OPERATING ACTIVITIES	$(1,083)	$(890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property, plant and equipment	(45)	(14)
Investment in software	(198)	(199)
Investment in photo collection	(16)	(266)
SuperStock acquisition earn-out	-	(285)
Other	-	(5)
NET CASH USED IN INVESTING ACTIVITIES	$(259)	$(769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	-	29
Net proceeds from the exercise of stock warrants	-	19
Payment of SuperStock seller promissory note payable	-	(33)
Other	(34)	41
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(34)	$56

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALANTS	10	21
NET DECREASE IN CASH	$(1,366)	$(1,582)
CASH AND CASH EQUIVALANTS AT BEGINNING OF PERIOD	2,090	5,455

CASH AND CASH EQUIVALANTS AT END OF PERIOD	$724	$3,873

a21, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ in thousands)
(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30,	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Foreign income taxes paid	$40	$51
Interest paid	107	809

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of SuperStock Seller Preferred stock into common stock (see Note F)	518	1,182
Cashless exercise of warrants for common stock	-	19
Accrued purchase price payable	26	110

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - FINANCIAL STATEMENT PRESENTATION AND THE DESCRIPTION OF BUSINESS

The unaudited condensed consolidated financial statements of a21, Inc. (“a21”, “the Company”, “we”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly a21’s financial position at June 30, 2008, and the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of presentation/Going concern:

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have sustained significant recurring losses and an accumulated deficit of $30.2 million at June 30, 2008, that raise substantial doubt about our ability to continue as a going concern, and we will need to raise cash from equity or debt financings to fund our operations.  However, there can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us.  If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern. Our independent registered public accounting firm’s audit report on our consolidated financial statements as of and for the year ended December 31, 2007 included a paragraph to emphasize the substantial doubt about the Company’s ability to continue as a going concern.  At June 30, 2008, we had cash of $724,000 and working capital of $317,000.

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

[2] Principles of consolidation:

The consolidated financial statements include all of our accounts including our primary operating subsidiaries, SuperStock and ArtSelect.  The minority interest in the consolidated balance sheets at June 30, 2008 and December 31, 2007, represents the interest of the holders of preferred shares of SuperStock (“SuperStock Seller Preferred”), which are exchangeable into a21 common shares.  All significant inter-company balances and transactions have been eliminated.

[3] Revenue recognition:

Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered.

Licensing fee revenue is recorded at invoiced amounts except in the case of licensing rights through distributors, where revenue is recorded at our share of invoiced amounts. Distributors typically earn and retain a percentage of the license fee according to their contract, and we record the remaining license fee as revenue. Persuasive evidence of an arrangement exists and the price is fixed or determinable at the time the customer agrees to the terms and conditions of the license agreement. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we are able to determine that the likelihood of collection is reasonably assured prior to recognizing revenue. These first three general revenue recognition criteria have been met at or prior to the time of delivery of the imagery, regardless of the format or delivery medium. Delivery occurs upon making digital images available for download by the customer, or upon shipment of CD, analog film and transparencies.  We also sell subscriptions of certain images for terms ranging from one to twelve months. Subscription revenue is recognized over the respective term of the subscription agreement and, accordingly, $448,000 and $389,000 is recorded as deferred revenue as of June 30, 2008 and December 31, 2007.

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

[7] Cash and cash equivalents, and restricted cash:

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2008, and December 31, 2007, we had no investments with maturities greater than three months. We are required to maintain a security deposit in accordance with our lease agreement for the SuperStock facility. This consists of restricted cash funded by us to secure a letter of credit in the amount of $750,000 at June 30, 2008, and December 31, 2007.

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

[16] Long-lived assets:

We evaluate our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its undiscounted cash flows.  A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our consideration of SFAS 144 involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, the future weighted-average cost of capital, and our future financial performance. No impairment charges have been incurred during the six months ended June 30, 2008.

[17] Other assets, net:

	6/30/2008	12/31/2007
Photo collection, net	$1,073	$1,231
Photographer contracts, net	422	511
Long-term receivable	369	435
Other	232	254
	$2,096	$2,431

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

For the three and six months ended June 30, 2008 and 2007, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 9,588,400 and 13,335,305 outstanding stock options and warrants as of June 30, 2008 and 2007, or the vesting of 631,597 and 1,528,493 shares of restricted stock, respectively, would have been anti-dilutive.

For the three and six months ended June 30, 2008 and 2007, 986,922 and 1,913,253 shares of common stock issuable upon the conversion of the SuperStock Seller Preferred, respectively, have also been excluded from the weighted average shares outstanding due to their anti-dilutive effect.

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

[22] Share based payments:

We have a 2005 Stock Option Plan and a 2002 Stock Option Plan, which are described in Note K below.  We apply the fair value recognition provisions of SFAS 123(R) whereby compensation cost for all share-based payments are based on the grant date estimated fair value.

The fair value of each option is measured at the grant date using a Black-Scholes option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. There were no stock options granted during the six months ended June 30, 2008.

The following summarizes our stock option activity for the six months ended June 30, 2008:

	Stock Options
	Shares	Weighted Average Exercise Price

Balance, December 31, 2007	5,967,013	$0.35

Granted	---	---
Exercised	---	---
Forfeited	(2,679,413)	$0.30
Balance, June 30, 2008	3,287,600	$0.32

Exercisable, December 31, 2007	5,228,677	$0.35

Exercisable, June 30, 2008	2,729,334	$0.32

The following table summarizes information about stock options outstanding at June 30, 2008:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$0.09	230,000	3 months	150,000
$0.28	1,000,000	40 months	766,667
$0.30	1,092,600	7 months	956,000
$0.34	165,000	30 months	165,000
$0.46	425,000	37 months	425,000
$0.65	200,000	38 months	150,000
$0.83	175,000	35 months	116,667
	3,287,600	24 months	2,729,334

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2008, was $0. This amount represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-

money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008.

The following is a summary of the status of and changes to the Company’s non-vested restricted shares as of and for the six months ended June 30, 2008:

	Non-vested Shares	Weighted Average Grant-Date Fair Value

Balance, December 31, 2007	929,513	$0.26

Granted	---	---
Vested	(264,583)	$0.27
Cancelled	(33,333)	$0.26
Balance, June 30, 2008	631,597	$0.26

Share-based compensation expense of $48,000 and $107,000 was recognized during the three and six months ended June 30, 2008, for the fair value of restricted shares and options that vested during the period.  As of June 30, 2008, there was $241,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements, including options and restricted stock grants. That cost is expected to be recognized over a weighted-average period of about 2 years.

[23] Advertising

Advertising expenses were $157,000 and $36,000 for the three months ended June 30, 2008 and 2007, respectively.  Advertising expenses were $350,000 and $136,000 for the six months ended June 30, 2008 and 2007, respectively.  Advertising costs are expensed as incurred.

[24] Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of this FSP.  Early application of this FSP is prohibited.  The Company is currently evaluating the effect, if any, that this FSP will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The hierarchy under FAS 162 is as follows:

(a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants

(b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position
(c)	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics
(d)
Implementation guides (Q&A’s) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry

In general, SFAS 162 provides that an entity shall follow the accounting treatment specified by the accounting principle from the source in the highest category.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), thereby resulting in improved consistency between the useful life applied under SFAS 142 and the period of expected cash flows used to measure fair value of the asset under SFAS No. 141R, “Business Combinations.”  The Company is currently evaluating the effect, if any, this guidance may have on its financial statements.

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

NOTE C - INVENTORY

The major components of inventory are summarized as follows:

($ in thousands)	June 30, 2008	December 31, 2007

Framed art raw materials	$675	$647
Framed art finished goods	232	161
Other	67	66
	$974	$874

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are summarized as follows:

($ in thousands)	June 30, 2008	December 31, 2007

Land and building	$7,768	$7,768
Office equipment and furnishings	775	765
Technology equipment	617	589
Less: Accumulated depreciation	(2,592)	(2,290)
	$6,568	$6,832

Land and building were sold and leased back in a transaction accounted for as a financing transaction. The building is being depreciated over the twenty-year term of the related lease.

Depreciation expense was $158,000 and $152,000 for the three months ended June 30, 2008 and 2007, respectively.   Depreciation expense was $311,000 and $306,000 for the six months ended June 30, 2008 and 2007, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

($ in thousands)
Goodwill at December 31, 2007	$8,778
SuperStock earn-out	26
Cumulative foreign currency translation of goodwill	22
Goodwill at June 30, 2008	$8,826

Identifiable intangible assets, net of amortization at June 30, 2008, are as follows:

($ in thousands)	Cost	Accumulated Amortization	Foreign Currency Translation		Net		Average Useful Life (in months)

SuperStock non-compete covenants	$116	$(116)	$	---	$	---	48
SuperStock software	838	(230)		---		608	36 – 60
Ingram license agreements	1,142	(823)		205		524	60
Ingram non-compete agreements	430	(416)		22		36	36
Ingram customer relationships	420	(385)		54		89	36
Ingram distribution agreements	270	(248)		35		57	36
Ingram trademark	220	(220)		---		---	24
ArtSelect trade name	80	---		---		80	N/A
ArtSelect software	1,425	(640)		---		785	48
ArtSelect customer relationships	2,800	(415)		---		2,385	216
Intangible assets	$7,741	$(3,493)		$316		$4,564

Amortization expense during the three months ended June 30, 2008 and 2007, totaled $307,000 and $268,000, respectively.  Amortization expense during the six months ended June 30, 2008 and 2007, totaled $566,000 and $532,000, respectively.  Approximate remaining annual amortization expense is as follows for each of the following years:  2008: $309,000, 2009: $632,000, 2010: $422,000, 2011: $203,000 and 2012: $198,000.

($ in thousands)
Intangible assets, net at December 31, 2007	$4,921
Increase to cumulative foreign currency translation	11
SuperStock software additions, net	102
ArtSelect software additions, net	96
Amortization expense	(566)
Intangible assets, net at June 30, 2008	$4,564

NOTE F - MINORITY INTEREST

Minority interest represents 328,974 shares of SuperStock Seller Preferred (which does not include the converted shares of SuperStock Seller Preferred described below) held by the former owners of SuperStock at June 30, 2008, which is exchangeable for 986,922 shares of a21’s common stock. The SuperStock Seller Preferred has no voting rights, pays no dividend, and, except for exchange rights into common stock, it has no other special rights except a liquidation preference. In the event of liquidation, it is senior to the common stock of SuperStock and has distribution rights to the greater of $839,000 or 3% of the total liquidation distributions after creditors. The minority interest is valued as if it had been exchanged into a21’s common stock at the closing price on the day of the acquisition.

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

8% and 10% of our total revenues were based in the U.K. for the three months ended June 30, 2008 and 2007, respectively.  8% and 8% of our total revenues were based in the U.K. for the six months ended June 30, 2008 and 2007, respectively.  86% and 92% of our total assets were based domestically in the U.S. as of June 30, 2008 and December 31, 2007, respectively.

The following table presents information about our segment activity as of June 30, 2008, for the three and six months then ended:

($ in thousands)
Three months ended June 30, 2008	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$2,825	$2,350	$5,175

Segment operating income (loss)		(493)	299	(163)	(357)

Segment total assets		220	16,405	10,912	27,537

Segment long-lived assets		---	12,148	9,305	21,453

($ in thousands)
Six months ended June 30, 2008	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$5,440	$4,842	$10,282

Segment operating income (loss)		(1,274)	282	(328)	(1,320)

The following table presents information about our segment activity as of June 30, 2007, for the three and six months then ended:

($ in thousands)
Three months ended June 30, 2007	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$3,038	$2,658	$5,696

Segment operating loss		(731)	(184)	68	(847)

Segment total assets		358	20,125	11,625	32,108

Segment long-lived assets		---	13,069	9,658	22,727

($ in thousands)
Six months ended June 30, 2007	Corporate		SuperStock	ArtSelect	Total

Revenue	$	---	$6,206	$5,614	$11,820

Segment operating loss		(1,271)	(219)	137	(1,353)

The SuperStock segment information reflects the operation of foreign subsidiaries.

NOTE H – DEBT FINANCINGS

The following table summarizes the future maturities of long-term debt obligations at June 30, 2008 (in thousands):

	Total	2008	2009		2010	2011
Senior Secured Convertible Notes	$15,500	---	$	---	---	$15,500
Secured Notes (ArtSelect)	2,555	---		2,555	---	---
Total:	$18,055	---		$2,555	---	$15,500

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

On January 31, 2008, we entered into a waiver agreement with the holders of a majority of the outstanding principal amount of the Secured Convertible Notes, to waive quarterly cash interest payments until March 31, 2008. Instead of paying the interest for such periods in cash, the agreement provides that we will settle quarterly interest payments due in January and April 2008 with new notes in the aggregate principal amount equal to the interest due, having substantially the same terms as the original notes. We would resume paying quarterly interest in cash beginning with the quarterly interest due in July 2008. As of August 14, 2008, the new notes for the unpaid interest due have not been issued, and we continue to have ongoing discussions with the note holders.  Refer to Note M – Subsequent Events.

Secured Notes – Related Party (ArtSelect Sellers)

In partial consideration for the sale of ArtSelect to a21, the stockholders of ArtSelect received $2.4 million in secured notes. The seller notes bear interest at 6% per year and mature on the earlier to occur of a change of control or May 15, 2009. The first year of interest on the notes was accrued and added to the principal of the notes. Since the first year, interest has been payable quarterly, in arrears. The notes are secured by substantially all the assets of ArtSelect (provided that, with respect to up to $3.0 million of the assets of ArtSelect, the notes are junior to the previously issued $15.5 million Senior Convertible Notes described above). The $2.6 million notes, including accrued interest, recorded on our condensed consolidated balance sheet at June 30, 2008, is included in the caption “Secured notes payable, net- related party (ArtSelect Sellers)”.

NOTE I – LOAN PAYABLE ON BUILDING

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

The following table summarizes our annual maturities under the loan payable on building at June 30, 2008:

($ in thousands)
2008	$32
2009	80
2010	110
2011	144
2012	182
Thereafter	6,831
Total Maturities	7,379
Less: Current Portion	(66)
Long Term Portion	$7,313

The current portion of the loan payable is included in other current liabilities.

The following table summarizes our related annual lease payments on building:

($ in thousands)
2008	$406
2009	822
2010	843
2011	864
2012	885
Thereafter	11,913
Total payments	15,733
Less interest	(8,354)
Net	$7,379

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

The Company adopted the provisions of FIN 48 effective January 1, 2007.  The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense, if applicable.  As of the date of adoption and through June 30, 2008, the Company did not have any unrecognized tax benefits recorded as a provision for the uncertainty of certain tax positions. As such, no estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in the consolidated financial statements.  The Company does not currently anticipate any significant changes to the unrecognized tax benefits during the remainder of 2008.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years before 2001.  Income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.  The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company currently does not have any income tax returns under review.

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

Our 2005 Stock Incentive Plan (the “2005 Plan”) provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, restricted stock, and unrestricted stock of up to an aggregate of 6,000,000 shares of a21 common stock to officers, employees, and independent contractors of ours or our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2005 Plan. A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms. Stock options issued under the 2005 Plan typically have a five-year term and vest pro-rata over that term except when otherwise adapted to specific terms per executive management agreements and their respective terms. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of June 30, 2008, there were 2,074,964 shares available for grant under the 2005 Plan.

Our 2002 Directors, Officers And Consultants Stock Option, Stock Warrant And Stock Award Plan, as amended (the "2002 Plan"), provides for the grant of  warrants, options, restricted or unrestricted common stock, and other awards of up to an aggregate of 3,000,000 shares of a21 common stock  to our employees, consultants and directors and our affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2002 Plan.  A committee selected by our Board of Directors has the authority to approve option grants and the terms, which include the option price and the vesting terms.  Options granted under the 2002 Plan typically expire after a ten-year period except when otherwise adapted to specific terms per executive management agreements and their respective terms, and are subject to acceleration upon the occurrence of certain events. The exercise price typically shall be no less than the fair market value of a share of a21’s common stock on the date of grant of the options. See Note B [22]. As of June 30, 2008, there were 2,841,500 shares available for grant under the 2002 Plan.

Certain options and warrants to be granted under the 2005 Plan and the 2002 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the plans will be nonqualified options that are not intended to qualify as ISOs.

 NOTE L - COMMITMENTS AND OTHER MATTERS

[1] Lease commitments

As described in Notes D and I above, we have capitalized our facility under the terms of a sale and leaseback transaction. In September 2004, we entered into an agreement to sublease a significant portion of its facility for a term of six years with an option to renew for an additional two-year term. The sublease requires monthly rent payments to us beginning in November 2004 with annual increases through the term of the sublease. The total lease payments in accordance with the terms of the agreement are $3.5 million.  Sublease payments of $174,000, and 169,000 were received for the three months ended June 30, 2008 and 2007, respectively.  Sublease payments of $349,000, and $338,000 were received for the six months ended June 30, 2008 and 2007, respectively.  Sublease payments are scheduled as follows for each of the following years:  2008: $352,000, 2009: $722,000 and 2010: $616,000. Rental income is recognized on a straight-line basis over the term of the sublease, and the excess of rental income recognized over rental payments received is recorded as deferred rent receivable, which was $369,000 and $435,000 as of June 30, 2008, and December 31, 2007, respectively.

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

[2] Lease Deposit Arrangement

A security deposit is required under the capital lease agreement for our facility in Florida. The lease deposit of $750,000 is included in restricted cash non-current assets as of June 30, 2008 and December 31, 2007.

 [3] Legal:

We are involved in various claims and lawsuits in the ordinary course of business. Management believes that there are no such matters outstanding that would have a material adverse effect on our results of operations and financial position.

[4] Software Development Agreement:

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

NOTE M – SUBSEQUENT EVENTS

[1] Interest waiver

On July 3, 2008, we entered into a waiver agreement with the holders of a majority of the outstanding principal amount of the Secured Convertible Notes, to waive quarterly cash interest payments until September 30, 2008. Instead of paying the interest for such periods in cash, the agreement provides that we will settle quarterly interest payments due in January and April 2008 with new notes in the aggregate principal amount equal to the interest due, having substantially the same terms as the original notes. We would resume paying quarterly interest in cash beginning with the quarterly interest due in October 2008.

[2] Employment agreement

On July 10, 2008, the Company entered into an amended and restated employment agreement with John Ferguson, the Company’s Chief Executive Officer, pursuant to which Mr. Ferguson will be entitled to receive (in addition to the compensation specified in his original employment agreement): (i) a special bonus of up to $125,000, in the event that the Company undergoes a change of control and a greater than $9 million reduction in the amount of the Company’s outstanding promissory notes occurs; and (ii) an increase in the severance payments to be received in the event that Mr. Ferguson is terminated by the Company without Cause (as defined in the agreement) after a change in control of the Company from an amount equal to six (6) months’ salary, or $125,000, to an amount equal to twelve (12) months’ salary, or $250,000, payable over a period of one year.

All other material terms of the employment agreement remain the same.

[3] Line of credit

On July 16, 2008, we entered into a Commercial Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Note”) with Applejack Art Partners, Inc. (“Applejack”), which provides a line of credit of up to $500,000 for working capital.  Funds may be drawn over a three month period no more frequently than weekly and in amounts not exceeding $150,000 at any one time.  As of August 8, 2008, the full $500,000 line has been drawn by the Company and is outstanding.  The Note requires that the Company pay interest on the advanced funds beginning August 1, 2008, at an annual percentage rate of 12% and accrued on a monthly basis, with the Note maturing and the outstanding principal and any unpaid interest due in full on November 1, 2008.  The Note is secured by the collateral specified in the Security Agreement (the “Security Agreement”), which consists of all personal property and assets of the Company.

The loan may be accelerated if an event of default occurs, which includes: the failure of the Company to make any payment when due, the inaccuracy of any material representation made by the Company, the failure of the Company to observe or perform any of its obligations under the Loan Agreement, Note or Security Agreement, and the occurrence of any event under any other lending facility which gives the lender under that facility the right to accelerate payment under that facility.

The Loan Agreement also requires that the Company obtain the prior consent of Applejack to engage in discussions and/or negotiations with any party other than the Applejack to convey, lease, or sell all or substantially all of its assets to any person or entity, whether in one transaction or a series of related transactions. This limitation expires upon the earlier of thirty (30) days after the date of the Loan Agreement and the date that the Applejack fails to make an advance under the Loan Agreement.

On July 9, 2008, the Company entered into an Intercreditor Agreement (the “Increditor Agreement”) with the Lender and certain of the Company’s noteholders, which provides that the Lender shall have a first priority security interest in all of the Company’s assets until all the obligations and liabilities owing by the Company to the Applejack up to $500,000 are paid in full.

[4] Letter of intent

On July 22, 2008, the Company announced its signature of a non-binding letter of intent (“LOI”) with Applejack Art Partners, Inc. (“Applejack”), which upon closing of the transaction would result in Applejack owning a majority stake of the Company.  Pursuant to the LOI, Applejack would purchase all of the Company’s outstanding notes (an aggregate principal amount of $18 million) from the holders of such notes and also purchase all of the shares of a21 common stock owned by the note holders (an aggregate of approximately 41 million shares).  The Company would then exchange approximately 110 million newly issued shares of its common stock with Applejack in satisfaction of approximately $13 million of such notes.  The closing of the transactions contemplated by the LOI is subject to various conditions, including execution of definitive agreements by the Company, the note holders, and Applejack.

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

On July 22, 2008, the Company announced that it had entered into a non-binding Letter of Intent (“LOI”) with Applejack Art Partners, Inc. (“Applejack”).  Pursuant to the LOI, Applejack would purchase all of a21's outstanding notes (an aggregate principal amount of $18,000,000) from the holders of such notes and also purchase all of the shares of a21 common stock owned by a21's note holders (an aggregate of approximately 41 million shares).  a21 would then exchange approximately 110 million newly issued shares of its common stock with Applejack in satisfaction of approximately $13,000,000 of such notes.  The closing of the transactions contemplated by the LOI is subject to various conditions, including execution of definitive agreements by a21, the note holders, and Applejack.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008, COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

LICENSING REVENUE. Licensing revenue was $2.8 million for the three months ended June 30, 2008, compared to $3.0 million for the same prior year period.  Licensing revenue was lower by 5% due to softer market conditions that have prevailed during 2008.

PRODUCT REVENUE. Product revenue was $2.4 million for the three months ended June 30, 2008, compared to $2.7 million for the same prior year period, or 12% lower.  Product revenue has been affected by the slow down in the home-buying market and retail consumer spending, which impacts consumer purchasing of home décor products.

COST OF LICENSING REVENUE. Cost of licensing revenue was $892,000 for the three months ended June 30, 2008, compared to $1.0 million the same prior year period.  As a percentage of licensing revenue, cost of licensing revenue was 31% and 33% for the three months ended June 30, 2008 and 2007, respectively. Cost of licensing revenue as a percentage of licensing revenues may vary in any period depending on SuperStock’s relative mix of stock photography distributed that is either licensed from third parties or owned by us.

COST OF PRODUCT REVENUE. Cost of product revenue was $1.3 million for the three months ended June 30, 2008, compared to $1.3 million the same prior year period.  As a percentage of product revenues, cost of product revenue was 57% and 47% for the three months ended June 30, 2008 and 2007, respectively. Cost of product revenue percentage reflects the variable cost for ArtSelect’s raw materials including prints, mats, frames, molding, and packaging material as well as shipping and handling costs. ArtSelect also incurred higher post-integration costs associated with the consolidation of certain previously outsourced fulfillment operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $2.7 million for the three months ended June 30, 2008, compared to $3.6 million for the same prior year period, primarily reflecting lower operating expenses resulting from restructuring initiatives which were implemented primarily during the fourth quarter of 2007.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $547,000 for the three months ended June 30, 2008, compared to $632,000 for the same prior year period.

INTEREST EXPENSE. Interest expense was $441,000 for the three months ended June 30, 2008, compared to $442,000 for the same prior year period.  Interest relates primarily to the outstanding debt during the three months ended June 30, 2008, compared to the same prior year period along with accounting for the capital lease of our Jacksonville, Florida, office space.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $801,000, or $0.01 per share, for the three months ended June 30, 2008, compared to net loss of $1.2 million, or $0.01 per share, for the same prior year period.  There were approximately 1.8 million more weighted average shares outstanding during the three months ended June 30, 2008, compared to the same prior year period.

SIX MONTHS ENDED JUNE 30, 2008, COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

LICENSING REVENUE. Licensing revenue were $5.4 million for the six months ended June 30, 2008, compared to $6.2 million for the same prior year period.  Licensing revenues lower by 11% due to softer market conditions that have prevailed during 2008.

PRODUCT REVENUE. Product revenue was $4.8 million for the six months ended June 30, 2008, compared to $5.6 million for the same prior year period, or 14% lower. Product revenue has been affected by the slow down in the home-buying market and retail consumer spending, which impacts consumer purchasing of home décor products.

COST OF LICENSING REVENUE. Cost of licensing revenue was $1.8 million for the six months ended June 30, 2008, compared to $2.0 million the same prior year period.  As a percentage of licensing revenue, cost of licensing revenue was 33% and 32% for the six months ended June 30, 2008 and 2007, respectively. Cost of licensing revenue as a percentage of licensing revenue may vary in any period depending on SuperStock’s relative mix of stock photography distributed that is either licensed from third parties or owned by us.

COST OF PRODUCT REVENUE. Cost of product revenue was $2.7 million for the six months ended June 30, 2008, compared to $2.7 million the same prior year period.  As a percentage of product revenue, cost of product revenue was 55% and 47% for the six months ended June 30, 2008 and 2007, respectively. Cost of product revenue percentage reflects the variable cost for ArtSelect’s raw materials including prints, mats, frames, molding, and packaging material as well as shipping and handling costs. ArtSelect also incurred higher post-integration costs associated with the consolidation of certain previously outsourced fulfillment operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $5.9 million for the six months ended June 30, 2008, compared to $7.3 million for the same prior year period, primarily reflecting lower operating expenses resulting from restructuring initiatives.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1.1 million for the six months ended June 30, 2008, compared to $1.3 million for the same prior year period.

INTEREST EXPENSE. Interest expense was $882,000 for the six months ended June 30, 2008, compared to $884,000 for the same prior year period.  Interest relates primarily to the outstanding debt during the six months ended June 30, 2008, compared to the same prior year period along with accounting for the capital lease of our Jacksonville, Florida, office space.

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS. Net loss attributed to common stockholders was $2.2 million or $0.03 per share, for the six months ended June 30, 2008, compared to net loss of $2.2 million, or $0.03 per share, for the same prior year period.  There were approximately 1.5 million more weighted average shares outstanding during the six months ended June 30, 2008, compared to the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $724,000 of cash and cash equivalents and working capital of $317,000, compared to $2.1 million in cash and cash equivalents and working capital of $1.5 million at December 31, 2007. The decrease in cash is primarily due to overall cash used in operating and investing activities during the six months ended June 30, 2008.

Net cash used in operating activities for the six months ended June 30, 2008 was $1.1 million, compared to net cash used in operating activities of $890,000 for the same prior year period. The net cash used in operating activities during the six months ended June 30, 2008, was substantially due to the net loss of $2.2 million adjusted by $1.1 million for depreciation and amortization and a decrease in accounts payable and accrued expenses of $567,000 offset by a decrease in accounts receivable of $368,000. Net cash used in operating activities in the six months ended June 30, 2007, was due primarily to the net loss of $2.2 million, adjusted for $1.3 million for depreciation and amortization, and a decrease in accounts payable and accrued expenses of $620,000, offset by a decrease in accounts receivable of $46,000.

Net cash used in investing activities for the six months ended June 30, 2008, was $259,000, compared to net cash used in investing activities for the same prior year period of $769,000.  Net cash used in investing activities for the six months ended June 30, 2008, was primarily due to a $198,000 investment in software development.  Net cash used in investing activities in the six months ended June 30, 2007, was primarily due to $285,000 for the SuperStock acquisition earn-out payment, $266,000 investment in SuperStock’s photo collection, and $199,000 investment in software.

Net cash used in financing activities for the six months ended June 30, 2008, was $34,000, compared to net cash provided by financing activities of $56,000 for the same prior year period.

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

We have sustained significant recurring losses and an accumulated deficit of $30.2 million and working capital of $317,000 as of June 30, 2008, that raise substantial doubt about our ability to continue as a going concern, and will need to raise cash from equity and debt financings to fund our operations, or enter into an alternative transaction, within the next few months.  If we are unable to secure the required funding or enter into an alternative transaction, we may not be able to implement our business plan and may not be able to conduct business as a going concern. Our independent registered public accounting firm’s audit report on our consolidated financial statements as of and for the year ended December 31, 2007, included a paragraph to emphasize the substantial doubt about the Company’s ability to continue as a going concern.

On January 31, 2008, we entered into a waiver agreement with the holders of a majority of the outstanding principal amount of the Secured Convertible Notes, as defined in Note H to the financial statements, to waive cash quarterly interest payments until March 31, 2008.  Instead of paying the interest for such periods in cash, the agreement provides that we will settle quarterly interest payments due in January and April 2008 with new notes in the aggregate principal amount equal to the interest due, having substantially the same terms as the original notes.

On July 3, 2008, we entered into a waiver agreement with the holders of a majority of the outstanding principal amount of the Secured Convertible Notes, as defined in Note H to the financial statements, to waive quarterly cash interest payments until September 30, 2008. Instead of paying the interest for such periods in cash, the agreement provides that we will settle quarterly interest payments due in January and April 2008 with new notes in the aggregate principal amount equal to the interest due, having substantially the same terms as the original notes. We will resume paying quarterly interest in cash beginning with the quarterly interest due in October 2008.  As of August 14, 2008, the new notes for the unpaid interest due have not been issued, and we continue to have ongoing discussions with the note holders.

On July 16, 2008, we entered into a Commercial Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Note”) with Applejack Art Partners, Inc. (“Applejack”), which provides a line of credit of up to $500,000 for working capital.  Funds may be drawn over a three month period no more frequently than weekly and in amounts not exceeding $150,000 at any one time.  As of August 8, 2008, the full $500,000 line has been drawn by the Company and is outstanding.  The Note requires that the Company pay interest on the advanced funds beginning August 1, 2008, at an annual percentage rate of 12% and accrued on a monthly basis, with the Note maturing and the outstanding principal and any unpaid interest due in full on November 1, 2008.  The Note is secured by the collateral specified in the

Security Agreement (the “Security Agreement”), which consists of all personal property and assets of the Company.

On July 22, 2008, the Company announced its signature of a non-binding letter of intent (“LOI”) with Applejack Art Partners, Inc. (“Applejack”), which upon closing of the transaction would result in Applejack owning a majority stake of the Company.  Pursuant to the LOI, Applejack would purchase all of the Company’s outstanding notes (an aggregate principal amount of $18 million) from the holders of such notes and also purchase all of the shares of a21 common stock owned by the note holders (an aggregate of approximately 41 million shares).  The Company would then exchange approximately 110 million newly issued shares of its common stock with Applejack in satisfaction of approximately $13 million of such notes.  The closing of the transactions contemplated by the LOI is subject to various conditions, including execution of definitive agreements by the Company, the note holders, and Applejack.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off balance sheet arrangements as of June 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include this information in our quarterly report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, these disclosure controls and procedures were effective.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this quarterly report on Form 10-Q that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to include this information in our interim report on Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification Of Chief Executive Officer Pursuant To Rule 13A-14[A] Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Of Chief Financial Officer Pursuant To Rule 13A-14[A] Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Of Principal Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C.1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.1	Press release dated August 14, 2008, by a21, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a21, Inc.

Date: August 14, 2008	By: /s/ JOHN Z. FERGUSON
John Z. Ferguson Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By: /s/ THOMAS COSTANZA
Thomas Costanza Chief Financial Officer (Principal Financial Officer)